Form 10-Q
period 2015-09-30
Medicine Man Technologies, Inc.
filed 2015-11-12
CIK 1622879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 000-55450

Medicine Man Technologies, Inc.

(Exact name of registrant as specified in its charter)

Colorado	46-5289499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

4880 Havana Street Suite 102 South Denver, Colorado	80239
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 371-0387

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of November 9, 2015, there were 9,972,500 shares of common stock, par value $0.001 issued and outstanding.

MEDICINE MAN TECHNOLOGIES, INC.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;
•	the inability to attract and retain qualified senior management and technical personnel;
•	other risks and uncertainties related to the cannabis market and our business strategy.

All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from expectations under “Risk Factors” in our Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)	(Audited)
	September 30, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$394,973	$54,510
Note receivable - affiliate	–	253,123
Prepaid Expense	63,073	–
Prepaid Rent	15,333	–
Total current assets	473,379	307,633

Non-current assets
Property and equipment, net	52,253	–
Intangible Assets: License Agreement, net	4,373	4,770
Total non-current assets	56,626	4,770

Total assets	$530,005	$312,403

Liabilities and Stockholders’ Equity

Commitments and Contingencies
Current liabilities
Accounts payable	$2,425	$18,500
Accrued tax	15,148	4,327
Total current liabilities	17,573	22,827

Total liabilities	17,573	22,827

Shareholders’ equity
Common stock $0.001 par value 9,972,500 and 9,840,000 were issued and outstanding September 30, 2015 and December 31, 2014, respectively	9,973	9,840
Additional paid-in capital	399,282	309,690
Accumulated equity	103,177	(29,954)
Total Shareholders' equity	512,432	289,576

Total liabilities and stockholders’ equity	$530,005	$312,403

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
Operating revenues
Licensing Fees	$210,000	$234,895	$544,699	$234,895
Seminar Fees	31,140	–	$56,081	–
Total revenue	$241,140	$234,895	$600,780	$234,895

Cost of services	$35,603	$–	$121,925	$–

Gross profit	$205,537	$234,895	$478,855	$234,895

Operating expenses
General and administrative	$149,443	$86,297	$302,897	$86,297
Advertising	5,646	7,500	$36,475	7,500
Total operating expenses	$155,089	$93,797	$339,372	$93,797

Income from operations	$50,448	$141,098	$139,483	$141,098

Other income/expense
Interest Income	$–	$–	$(8,071)	$–
Tax Expense	–	–	$14,423	–
Total other expense	–	–	$6,352	–

Net income	$50,448	$141,098	$133,131	$141,098

Earnings per share attributable to common shareholders:
Basic and diluted earnings per share	$0.01	$–	$0.01	$–
Weighted average number of shares outstanding - basic and diluted	10,038,325	–	9,972,500	–

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

Expressed in U.S. Dollars

	2015	2014
Cash flows from operating activities
Net income for the nine month period	$133,131	$141,098
Adjustments to reconcile net income to net cash provided by operating activities
Stock based compensation	79,725	–
Depreciation and amortization	2,351	1,627
Changes in operating assets and liabilities
Prepaid Expenses	(63,073)	(12,500)
Prepaid Rent	(15,333)	–
Accounts payable	(16,075)	4,894
Accrued tax	10,821	9,684
Net cash earned from operating activities	131,547	144,803

Cash flows from investing activities
Purchase of fixed assets	(54,207)	–
Proceeds from note receivable	253,123	(50,000)
Net cash used in investing activities	198,916	(50,000)

Cash flows from financing activities
Issuance of common stock for cash	10,000	–
Net cash provided by financing activities	10,000	–

Net decrease in cash and cash equivalents	340,463	94,803
Cash and cash equivalents - beginning of year	54,510	–
Cash and cash equivalents - end of year	$394,973	$94,803

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 and 2014

Note 1. Organization and Nature of Operations

Business Description – Business Activity: Medicine Man Technologies Inc. (the "Company") is a Colorado corporation incorporated on March 20, 2014. The Company is a cannabis consulting company providing consulting services for cannabis growing technologies and methodologies, as well as retail operations of cannabis products.

Note 2. Liquidity and Capital Resources

Cash Flows – During the nine months ending September 30, 2015, the Company primarily utilized cash and cash equivalents and profits from operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $394,973 and $54,510 classified as cash equivalents as of September 30, 2015 and December 31, 2014, respectively.

Note 3. Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding the Company's financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. This summary of significant accounting policies is presented to assist the reader in understanding the Company's financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Presentation: These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly financial statements.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Accrued liabilities: Accrued liabilities was comprised of accrued taxes for federal of $15,148, as of September 30, 2015 and federal of $2,402 and state of $741 as of December 31, 2014.

Fair Value of Financial Instruments: The carrying amounts of cash and current liabilities approximate fair value because of the short-term maturity of these items.  These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes and we do not use derivative instruments

Revenue recognition and related allowances: Revenue from the consulting services is recognized when the obligations to the client are fulfilled. Revenue is measured at fair value.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $36,475 and $7,500 during the nine months ended September 30, 2015 and 2014, respectively.

Income taxes: The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”. ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on the financial position and the results of operations.

On September 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted this amendment effective this current fiscal year.

Note 4. Stockholders’ Equity

The Company’s initial authorized stock at inception was 1,000,000 common shares, par value $0.001 per share. 335,000 shares were issued at inception to one person.

On September 25, 2014, the Company issued 125,000 shares of common stock to 20 individuals in consideration for their services rendered in support of securing the Company’s first dispensary license and providing services relating to that agreement.

On July 31, 2014, the Company issued 108,000 shares of common stock to 20 individuals in consideration of their services rendered in support of securing the Company’s first cultivation license and providing services relating to that agreement.

On August 25, 2014, the Company increased its authorized common shares to 24,000,000, par value $0.001 per share.

Thereafter, in August 2014, it issued 5,331,000 common shares to Medicine Man Production Corporation in consideration for the technology license. Also in August 2014, it issued 2,800,000 shares of common stock to ChineseInvestors.com, Inc. in consideration for consulting services and 375,000 shares of common stock to 2 individuals in exchange for construction services.

On September 22, 2014, the Company issued 91,000 shares of common stock to certain individuals in consideration of their services rendered over time in support of the Company’s first cultivation license submittal in the state of Illinois.

Commencing in November 2014, the Company commenced a private offering of its common stock at an offering price of $1.00 per share. At December 31, 2014 it had accepted subscription from 26 investors and received net proceeds of $260,000 therefrom.

In December 2014, the Company issued 50,000 shares of its common stock for legal fees and recognized an expense for this issuance of $50,000 based upon the prior sale in November 2014 of its common stock.

On March 17, 2015 10,000 shares of common stock were issued to one investor in relation to the private offering commencing in November 2014 in exchange for $10,000 cash.

During the second quarter of 2015, the Company issued 50,000 shares of common stock to an individual in consideration of their services rendered in support of the Company resulting in the Company recognizing compensation expense of $50,000.

On July 1, 2015, the Company issued 72,500 shares of common stock to four different individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $29,725.

At September 30, 2015, the Company had 9,972,500 shares outstanding.

Note 5. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	September 30, 2015	December 31, 2014
Furniture & fixtures	$11,526	$–
Marketing Display	42,681	–
	$54,207	$–
Less: Accumulated Depreciation	(1,954)	–
	$52,253	$–

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates.

Furniture & fixtures	3 years
Marketing Display	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the three months ending September 30, 2015 and 2014 was $660 and $0, respectively.

Note 6. Related Party Transactions

There was a receivable from Futurevision, (a related party f/k/a Medicine Man Production Company) for $0 as of September 30, 2015, which was $250,000 as of December 31, 2014. This is a short term receivable bearing interest at 1% month (12% APR) and was paid off in April 2015. Futurevision is owned by several of the major shareholders of the Company and these shareholders have majority control over both the Company and Futurevision,

The Company operates from offices at 4880 Havana St, Suite 100S, Denver CO 80239, which consists of an executive office and access to a conference room via an oral sub-lease with one of its founding partners, ChineseInvestors.COM.

Note 7. Net Income per Share

In accordance with ASC Topic 280 – “Earnings per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Note 8. Commitments and Concentrations

At September 30, 2015, the Company had no financially material commitments or concentrations.

Note 9. Financial Statements

For a complete set of footnotes, reference is made to the Company’s Form S-1 Registration Statement, as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 10. Subsequent Events

Subsequent to period end the Company arranged for an application to be submitted on its behalf to FINRA to have its common stock listed for trading on the OTCQM.

Subsequent to September 30, 2015, the Company engaged 3 new clients in Hawaii, 1 in Oregon and 1 in Alaska.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

We were incorporated on March 20, 2014, in the State of Nevada. On May 1, 2014, we entered into an exclusive Technology License Agreement with Futurevision, Inc., f/k/a Medicine Man Denver, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation (“Medicine Man Denver”) whereby Medicine Man Denver granted us a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “Medicine Man Denver License Agreement”).

We commenced our business on May 1, 2014 and since inception we have generated revenues from consulting agreements with 30 companies in 13 different states. We currently are providing consulting services to 25 clients.

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 4880 Havana Street, Suite 102 South, Denver, Colorado 80239, telephone (303) 371-0387. Our website address is www.medicinemantechnologies.com.

Results of Operations

Results of Operations for the nine months ended September 30, 2015 and 2014

During the nine months ended September 30, 2015, we generated revenues of $600,780, including consulting/licensing fees of $544,699, with the balance of fees arising from our participation in cannabis seminars. We signed our licensing agreement with Medicine Man Denver in May 2014 and as a result, did not commence our business until the second calendar quarter of 2014. We generated revenues of $234,895 in consulting fees during this interim period.in 2014.

Cost of services, consisting of compensation expense related to delivery of services, was $121,925 during the nine months ended September 30, 2015. We had no corresponding costs of services during the similar period in 2014. Operating expenses during the nine months ended September 30, 2015, were $339,614, including general and administrative expense of $303,139. Increased operating expenses included travel costs, which increased by $99,431 during the nine months ended September 30, 2015 compared to the similar period in 2014, primarily as a result of our having more clients spread out over a larger geographic area in 2015, increased legal and accounting expense of $32,626, as a result of our filing of a registration statement with the SEC in 2015, and other miscellaneous expenses, as well as $36,475 in advertising expense incurred during the nine months ended September 30, 2015, compared to advertising expenses of $7,500 during the corresponding period in 2014. Advertising expense increased as a result of there being more states who had approved or had pending legislation authorizing legalization of caanabis, either medical, recreational or both, in 2015. We also incurred $72,500 in stock based compensation relating to shares issued for services during the nine month period ended September 30, 2015 (72,500 shares at $1.00 per share), that we did not incur during the similar period in 2014.

As a result, we generated net income of $132,889 during the nine months ended September 30, 2015 (approximately $0.01 per share), compared to net income of $141,098 during the interim period ended September 30, 2014.

Results of Operations for the three months ended September 30, 2015 and 2014

During the three months ended September 30, 2015, we generated revenues of $241,140, including consulting/licensing fees of $210,000, with the balance of fees arising from our participation in cannabis seminars. During the three month period ended September 30, 2014, our first full calendar quarter of operation, we generated revenues of $234,895, all of which arose of consulting/licensing fees.

Cost of services for the three months ended September 30, 2015, were $35,603. We did not incur any cost of services during the similar period in 2014. Operating expenses during the three months ended September 30, 2015, were $155,332, including general and administrative expense of $149,686, with the balance advertising costs, compared to operating expenses of $93,797 incurred during the three months ended September 30, 2014, which included $86,297 in general and administrative expense, with the balance advertising costs. These increased expenses included increases in travel of $42,569 due to our providing consulting to a larger number of clients in more states and increased legal and accounting fees of $3,498. We also incurred $72,500 in stock based compensation relating to shares issued for services during the three month period ended September 30, 2015 (72,500 shares at $1.00 per share), that we did not incur during the similar period in 2014.

As a result, we generated net income of $50,205 during the three months ended September 30, 2015 ( less than $0.01 per share).

Liquidity and Capital Resources

At September 30, 2015, we had $394,973 in cash.

Net cash generated by operating activities was $131,547 during the nine-month period ended September 30, 2015, compared to $144,803 for the similar period in 2014, a decrease of $13,256. While no assurances can be provided, we anticipate we will continue to generate positive cash flow from operations.

Cash flows provided or used in investing activities was $198,916 during the nine months ended September 30, 2015, compared to $(50,000) during the similar period in 2014.

Between November 2014 and March 2015 we undertook a private offering of our Common Stock wherein we sold 270,000 shares of our Common Stock for gross proceeds of $270,000 ($1.00 per share) to 4 non-accredited and 23 “accredited” investors, as that term is defined under the Securities Act of 1933.

While there can be no assurances, we believe we will not need to raise any additional capital in the near future in order to become profitable, as we expect to generate profits from our operations in sufficient quantities so as to allow us to continue to develop and implement our business plan as described herein. However, if we are unable to continue to generate profits from our operations or elect to expand our operations or otherwise require additional capital, we have no agreement with any third party to provide us the same and there can be no assurances that we will be able to raise any capital, either debt or equity on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015 and December 31, 2014.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are is not a party to any legal proceeding that we believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any of our securities during the three months ended September 30, 2015.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICINE MAN TECHNOLOGIES, INC.

Date: November 10, 2015	By:	/s/ Andrew Williams
Andrew Williams
Chief Executive Officer

Dated: November 10, 2015	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

