Form 10-K
period 2015-12-31
Medicine Man Technologies, Inc.
filed 2016-04-14
CIK 1622879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-55450

MEDICINE MAN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5289499
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4880 Havana Street

Suite 102 South

Denver, Colorado 80239

(Address of principal executive offices)

(303) 371-0387

(Issuer’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐     No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of April 11, 2016 was $12,272,612.

As of April 11, 2016, the Registrant had 10,092,500 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements regarding Medicine Man Technologies, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1. BUSINESS

History

Medicine Man Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated on March 20, 2014, in the State of Nevada. On May 1, 2014, we entered into a non-exclusive Technology License Agreement with Futurevision, Inc., fka Medicine Man Production Corp., dba Medicine Man Denver (hereinafter, “Medicine Man Denver”) whereby Medicine Man Denver granted us a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “License Agreement”) in consideration for the issuance of 5,331,000 shares of our Common Stock. We accounted for this license in accordance with ASC 350-30-30 “Intangibles - Goodwill and Other” by recognizing the fair value of the amount paid by us for the asset at the time of purchase. Since we had a limited operating history, management elected to use the par value of our Common Stock as the value recognized for the transaction. Since the term of the License Agreement is ten (10) years, the cost of the asset will be recognized on a straight line basis over the life of the License Agreement. In addition, we will evaluate the intangible asset for impairment every quarter. Medicine Man Denver is owned by some of our affiliates. See “Financial Statements” and “Certain Relationships and Related Transactions.”

Between November 2014 and March 2015 we undertook a private offering of our Common Stock wherein we sold 270,000 shares of our Common Stock for gross proceeds of $270,000 ($1.00 per share) to 4 non accredited and 23 “accredited” investors, as that term is defined under the Securities Act of 1933, as amended.

In April 2015 we filed a registration statement with the Securities and Exchange Commission whereby we registered an aggregate of 1,619,000 shares of our Common Stock, including the 270,000 shares sold in our aforesaid private offering. This registration statement became effective on September 30, 2015. Thereafter, an application to trade our Common Stock was filed on our behalf with FINRA (Financial Industry Regulatory Association) and our Common Stock was approved for trading on the OTCQB on December 23, 2015. See Part II, Item 5, “Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.”

License Agreement with Medicine Man Denver

Our license with Medicine Man Denver authorizes us to utilize certain technology relating to various proprietary processes they developed relating to the commercial growth, cultivation, marketing and dispensing of medical and recreational marijuana. These processes were assigned to us for the purpose of establishing a business to monetize services and intellectual property related to the cannabis industry. These processes include what we consider to be a unique cultivation facility of a Variable Capacity, Constant Harvest aseptic design, which refers to our ability to throttle production as needed to meet demand so we can best manage our costs of operations in consideration of the ever changing market conditions. For example, should the market begin to show signs of slowing we can slow down our production to meet demand while still continuing to constantly (daily) harvest plants. We believe that the benefits derived by our clients from this process should include them:

•	achieving consistent results without the reliance on a singular expert or ‘guru’ grower. We believe that reliance upon a single grow expert usually results in performance disruptions related to any businesses reliance on a single person or expert. Out technology is industrialized and provides for substantial operational information and training whereby our clients, if properly funded, may achieve sustainable harvest results subject to local market conditions;

•	taking advantage of the years of experience engendered by our latest innovations to avoid making all or some of the costly mistakes made by Medicine Man Denver since its commencement of cannabis operations in 2009;
•	to be able to product high quality, low cost, safe cannabis; and
•	to take advantage of the aggregated experience of all of our Licensees over time, our licensees are encouraged to share all new improvements and innovations as they arise or are developed in the future. We expect to become a facilitator of innovation over time for our clients.

Andrew Williams, our President and CEO, is also a founder and principal of Medicine Man Denver. This business has grown over the past six years to include a state of the art medical and recreational marijuana cultivation and dispensary operation holding multiple licenses issued by the Colorado Marijuana Enforcement Division, with locations in both Denver and Aurora, Colorado, and which generated approximately $15M in revenues during 2015. Through a partnership forged in late 2012, two of our principals, including Mr. Williams on behalf of Medicine Man Denver and Brett Roper on behalf of ChineseInvestors.com (OTC “CIIX”), have worked to aggregate all the direct cannabis experience of Medicine Man Denver into our business model described herein through which to monetize that experience into our current business.

Our Current Business

We focus on providing assistance to our clients in a number of businesses related to the cannabis industry, including (i) cultivation, (ii) the dispensary business model, including combinations and other variables related to the retail model configuration of both a medical as well as adult use (recreational) operation, and (iii) other areas including but not limited to business plan generation, financial pro forma generation, application generation support, recommendations for other service providers, employee training and facility design services. We provide our experience, technology and guidance to our clients in these areas as well as those in ancillary direct businesses (such as extractions, edibles, suppliers) so that they may have better control over their overall business destiny. We offer a separate cultivation or dispensary license and other related consultative services as needed.

We generate revenues through the offering of both pre-license consulting as well as licensure services that generally tie to the size of the proposed new business venture. We also generate revenues through the provision of seminars and other education events held at our offices and locations elsewhere in the US.

Our licensing fees are typically based upon specific cultivation capacity(s) or in the case of a dispensary operation, a set fee and have various progress payments set as we generally deliver services. Should a client not be selected to receive such a license from the state, their licensure agreement is terminated prior to our providing full disclosure of our proprietary knowledge, manuals, and training. These fees do not include expenses that are reimbursed as a part of the License Agreement.

Our primary value proposition delivery model has five distinct initial premises, including:

1. Our Licensees may adopt and then utilize our technology and training offered thereby providing the various state and local jurisdictions with the reliable underpinnings of a well-known, experienced and respected cultivation and dispensary operation. These services include access to:

•	support for any state or local government required application process;
•	a proven, risk averse cultivation design technology and standard operating procedures;
•	proven, simple dispensary operations experience repository;
•	pre-opening training within an operating environment;
•	onsite training support as needed for both pre and post startup; and
•	an extensive list of qualified service providers and vendor resources

2. Our Licensees should be able to avoid the multitude of costly mistakes generally made by start-up business ventures in this industry as well as base their business operations on a truly industrial cultivation process that has no singular dependence on a “guru” or “master grower,” instead relying on standard operating procedures, coupled with the experience of a team based culture that has a substantial depth of successful operating experience. This aspect of our service provides access to:

•	the substantial experience of those having made such mistakes;
•	an industrial cultivation design technology and process centered on a ‘group experience’ culture;
•	a simplicity based retail dispensary operation model; and
•	continued licensure support and protections

3. Our Licensees will become a part of a larger licensee network that will be encouraged to “share” the sum of their experience, thereby aggregating the experience of a much larger group having the same motivation. From this we intend to create a ‘culture’ generation approach that will exclusively serve our whole licensed network. Among other things this provides our licensees with access to:

•	the cumulative experience of the developing licensure group;
•	continued training and regular gatherings of the licensee group; and
•	the ‘protections’ of licensure knowledge.

4. Clients or pre-licensees will be able to have access to a knowledgeable second opinion source as they consider how best to enter the cannabis industry that can assist them in the general development of their various business assumptions relative to real estate, cannabis retail and grow operations, forecasting, business plan development, acquisitions and regulatory compliance. We provide access to:

•	an experienced service provider in the development stages of the business;
•	an extensive list of qualified service providers and vendor resources; and
•	an experienced pre-public company planning resource.

We believe that by entering into agreements with us our clients/licensees will have access to a substantial experience and knowledge base as they consider their ongoing options in either the private or public market space, as we are capable of offering a unique second opinion and due diligence support structure to such strategies as they evolve. In this regard we strongly believe in the concept of ‘teaching our licensees to fish’ rather than giving them food. We attempt to limit our fee structure to a flat fee rather than what we consider excessive ongoing fees and expenses in the form of top line revenue sharing as well as other ancillary income generation streams that many of our competitors utilize. By doing so, we believe that over time the value of the continued aggregate learning of our licensure group will establish us as a pre-eminent leader in this nascent industry noting our fees and related expense of deployment are significantly lower than general industry practices. Through our relationship and licensing commitment from Medicine Man Denver we will continue to invest in our technology and intellectual property through active participation with our growing licensure group with the goal to develop the best practices in the cannabis industry to remain a low cost producer while maintaining the highest levels of safety, quality, and consistency.

We also acknowledge that as the cannabis industry evolves here in the US and globally, we may change how we generate revenues, including adoption of equity and participation models as well as the acquisition of other businesses that fit within our overall structure and culture as a business entity. This initiative will become a series of other valuable bolt ups to our overall business structure that will also allow us to take advantage of aggregation of the groups back of the house support elements so that accounting, operating, insurance, HR, and other functions may be performed more efficiently as we grow over time.

5. We have also developed a strong ‘stable’ of other key partners that we introduce to our licensee clients for fulfillment of that aspect of the business. Our management has business experience in that industry segment but neither we nor Medicine Man Denver operate a medically infused products business. Rather, we attempt to refer experienced, quality medically infused product businesses to our licensees to accomplish this objective.

Once a licensee is operational our ongoing support services are related to quality and control practices applicable to cultivation operations similar to those offered by other support service providers. These services include testing, service provider contractors and seed-to-sale software providers. We do not have any current arrangements wherein we are compensated related to the sale of cannabis by either the cultivation/production or dispensary licensees.

We have also been able to secure the participation of a Denver based design build general contractor with experience in this new industry, Vintage Contracting Corporation (“VCC”), who has been instrumental in the construction as well as development of Medicine Man Denver’s physical plant and space. We believe its substantial experience in Colorado provides a strong value to this new business, as they have demonstrated the skills our clients need to utilize in the construction and construction management arena. Our management also has a substantial background within the industrial and commercial property industry that is also utilized for facility design and infrastructure forecasting. We entered into an agreement with VCC to provide these services. This agreement provided for our issuance of 700,000 shares of our Common Stock in exchange for their experience and support of our initial startup of operations.

Description of Services/Pricing

Our current business consists generally of three areas, including (i) assisting our clients in submitting and obtaining issuance of a state license for the sale and/or cultivation of medical and/or recreational cannabis; (ii) assisting in the development of our client’s cultivation activities by interacting with the client’s grow specialists; and (iii) other assistance including layout, location and other criteria generally applicable to a retail business, business plan and proforma development, and assistance with other state applications as required using the practical experience we have developed. We provide services to our clients in one of the following general delivery forms:

•	If a state has adopted specific legislation and has a specific structure for either medical and/or recreational cannabis access, we provide licensure services to our client as generally described herein. These services are specific to the deployment of either a cultivation or dispensary operation and may also include additional business related advisory services as described herein.

•	If a state has not yet adopted or is in the process of adopting specific legislation or other regulatory scheme and a management structure for either medical or recreational cannabis access, we provide pre-licensure services to our client as generally described herein. These services are specific to the pre-deployment of either a cultivation or dispensary operation and will also include additional business related advisory services as described herein and/or introductions to other business entities needed to access in order to submit an effective and complete out application for consideration by that state. The clients who are pre-licensure clients generally require substantial assistance area.

•	We provide general consulting services to clients wanting to enter into various aspects of the cannabis industry as a prelude to either pre-licensure or licensure commitments. We are compensated for these services on either an hourly or fixed rate basis. In some cases we may be asked to provide services to an existing operation wherein we are not required to support an application process, but rather provide expertise and guidance in the clients existing facility and operations.

We utilize the experience our personnel has obtained from developing a successful ongoing cannabis businesses in Colorado and offer these experiences to other jurisdictions that are now just entering this new industry. We view this relationship as a “win-win”, as it generates revenues for us while offering our clients the opportunity to avoid the mistakes many new cannabis businesses would normally make, or at the very least provide these new businesses with a proven, successful model to consider.

In the initial stages of our relationship with clients we attempt to identify and address the needs of each of our clients by identifying the following issues:

•	insure the land and infrastructure are sufficient to accommodate the final scope of the project;
•	insure the production strategy is in line with the clients’ cultivation needs, as well as capital/operating budget objectives;
•	generate pro forma capital/operating budgets for the project based upon feedback and various construction related comparisons, if available;
•	generate a final building design (sketch plan) that the client’s design build team can easily digest in the creation of architectural as well as MEP (Mechanical, Electrical, and Plumbing) construction plans and a general scope of work. We provide working drawing samples and general guidance for each client’s team to utilize as they move ahead in the creation of such plans; and
•	provide access to the Denver facilities and Denver based design build contractor for the clients’ local team as needed.

To date we have provide different services and activities for our clients depending upon the nature of the request from each. For example, some clients have sought assistance with dispensary activities and development, while others have desired cultivation assistance. Other clients have required both. Generally, our services have included the following services:

•	on-site, hand on support and training from our cannabis cultivation experts. This on-site, hands on support and training provided by our cultivation experts includes services both on-site at our Denver based partners facility, including real time training in all aspects of cultivation, harvest, trimming, drying, and curing of plant related materials. Our client’s cultivation team participate in various related activities in gaining direct hands on experience. We also provide similar support as requested by the client at their facilities once these facilities are completed for an additional hourly fee plus expenses as related to labor provided;

•	access to our experienced team or a wide variety of advisory and consultation needs as they relates to the creation of the final layout and structure for a client’s cultivation facility, including onsite visits;

•	access to our design build general contractor in consultation with the client’s local architectural and engineering team to maximize usage of space and design, as well as final bid review and comment;

•	access to our training protocols that include onsite training time at our Colorado location for the client’s primary team members, including classroom and video training, over a defined period of time, generally two to three weeks, plus additional training at the client’s location on an as needed basis;

•	participation in the client’s state application hearing, including providing expert testimony;

•	tours of the Medicine Man Denver locations for investors, state regulators and others to provide a model for the client’s proposed operations; and

•	providing the client with our Master Cultivation/Grow Manual, including updates.

We also offer other custom services upon request, including providing a senior Medicine Man Denver grower for the client’s initial crop, providing clones to harvest when legally allowed to so, and access to our senior management, contractors and others to address specific issues that may arise from time to time and which may be unique to the client’s proposed operations. These custom services are provided at an additional cost which is negotiated with the client at the inception of the relationship.

Initially, we conduct meetings at the client’s location that will include their team, as well as facilities related service providers to generate a final sketch plan design for their facility as a whole, including access, parking, and other practical applications, and formulation of the business plan underpinnings and assumptions. We generally estimate two to three meetings over a period of several months prior to the application of respective specific language and other requirements being adopted by the respective State of the client, depending upon a number of variables including but not limited to the size and scope of the proposed operation, as well as real estate investment strategies.

We do not provide legal specific rule interpretation, lobbying, or other local related services including onsite construction management. These are the responsibilities of our client. We will, however (once the rules and application process are defined) become familiar with these elements and assist our client in their respective state application as part of our assistance in development of the client’s business plan.. We do not provide assistance in securing funding for our clients.

We generally undertake several visits to our client’s site during the pre-construction and construction phases. In the pre-construction phase we generally meet several times over a period of weeks or months with the client’s architect, engineers, and general contractor to insure that the designs are consistent with our cultivation parameters. We generally leave all specific state required design (mechanical, electrical, plumbing, civil, etc.) elements to the local state based team and focus on the deployment in accordance with our operating standards. During this stage we are provide our most current standards and guidelines for deployment of a facility that best emulates our state of the art deployment in Denver. We also provide feedback regarding building type as well as budgets for construction based upon our general knowledge of the industry.

In the construction phase we stay in constant contact with the client’s general construction team, responding to questions or needs for clarification of any related design element we have provided. We are also meeting by phone and onsite as needed, noting a good bit of our communications are handled through email and an exchange of information that often involves pictures or other drawing based inquiries.

The cost of our services is negotiated on an arms-length basis with a prospective client. Our fee structure has changed since inception of our business, primarily as a result of the recent development and growth of the cannabis industry, as well as our recognition of what our competitors charge for similar services. As the cannabis industry has matured, our fees have increased since we signed our initial client in April 2014 and remains grounded in the overall objective of our clients planning elements. Our fees vary depending upon the scope of the services requested by the client. Factors include but are not limited to cultivation capacities (if applicable), a competitive application process as determined on a state by state basis, and other variables associated with the clients project. For example only, as of the date of this report we charge $200,000 for cultivation licensing (1,600 pounds nominal in terms of the generation of dried cured flower) noting this fee comes to us as we earn it, achieving certain milestones as are clearly stated in our license agreement.

Additionally, our agreements with our clients provide for termination of the agreement if our client’s application is not approved by the relevant state. We are not required to refund any portion of the fees paid to us upon such termination as they have been earned noting we do require that all materials and information provided to the client licensee be returned to us and not utilized in any future venture without our express written consent.

Our fees have and will continue to follow a schedule that includes payments of a total fee for services that is partially based upon the size and nature of the business which the client wishes to establish. At the inception of our relationship the client provides us with the specifics of its business, including but not limited to capacity in terms of pounds of dried, cured flower that the client wishes to develop on an annual basis, as well as certain other criteria, including geographic location, including both proximity to our principal place of business in Colorado and the proposed location and size of the client’s operations. While we expect that our fees will continue to increase in the future, there are no assurances that this will occur.

Once a client’s license application has been approved by a state, other payments will be forthcoming throughout the construction phase to a point that the business becomes operational under state guidelines. During this time we provide additional services that would typically include:

•	an onsite presence as needed during construction for consulting;

•	ongoing project cost analysis;

•	consulting, advisory and other design engineering services during the permitting/inspections process;

•	sourcing various construction elements such as lighting and operating components;

•	provide working (shop) drawings for the various proprietary elements of the cultivation center’s deployment

•	providing access to our training manuals, as well as refresher materials related to our general scope of work;

•	training for the seed to sale element and accounting practices;

•	access to our cultivation protocols management systems;

•	training of the clients’ key cultivation team at our Denver location prior to client’s location becoming operational (generally described as several one week trainings for two to three persons); and
•	general business planning advisory support as needed throughout the project.

Once the facility becomes operational (begins the initial growing process), we earn the balance of our fees and will have completed all support as required for the successful completion and operational status of our client’s facility.

Once the facility is operational, we currently collect an annual licensing fee for a period of five (5) years of continued support and innovation equal to 10% of the original licensure fee, paid quarterly in arrears, plus travel costs per year that generally includes additional training and operational support as may be needed to operate the facility. The value offered for this five (5) year fee is an offset of initial costs for the new company as we are conscious of the difficulty of budgets early in the business start-up period. We offer relief in the form of delayed payment for services that otherwise would have been collected early in the inception of business. We are vested in our clients’ success. It also provides continuation of services in the form of the our aggregation of knowledge and experience which is continually shared across our ever expanding network of licensees.

Generally, our services include review of the property and infrastructure to insure they are sufficient to accommodate the final scope of the project, a review of production strategy to confirm it is consistent with the cultivation method, as well as capital/operating budget objectives relating to anticipated initial output, generate pro forma capital/operating budgets, advisory services related to dispensary and production elements, investor support and communication, and review of building designs in the creation of architectural as well as MEP (mechanical, electrical, and plumbing) construction plans. We also provide access to Medicine Man Denver’s Colorado facilities and design build contractor on an as needed basis.

Our cultivation protocols management system consists of an extensive manual that is updated as necessary. Additionally, we provide training videos that cover the entire cultivation cycle, clone to inventory, and an extensive set of drawings and pictures related to the various practices, as well as equipment deployed for the cultivation process. Our cultivation protocols management system manuals are proprietary and are submitted as a part of any application with a FOIA exemption request or confirmation, depending upon the state where we are working.

We are constantly seeking to improve all of our management systems and operating protocols in conjunction with the ongoing licensure agreement with Futurevision, as well as our existing licensees. We believe over time aggregation of this experience and knowledge will provide us with an inherent advantage in the marketplace as these advances and improvements are only shared within our existing licensee and client network. Over time we believe this will provide us with a competitive advantage no other existing competitor provides as of the date of this report, according to our competitive intelligence gathering updates in late 2015.

While at this time we do not provide direct services for the generation of ‘ingestibles’ or as often referred to as edibles, we do maintain professional relationships with various service providers in the field we can refer clients to noting that at this time we have no mutually or singularly based fiduciary benefit in making these introductions and can only advise and assist the client in determining what process they will follow for securing this service provider aspect of their business plan, should they elect to pursue the same.

Description of our Past and Existing Client Base

Since commencement of our business operations in early 2014, five (5) of our clients’ state applications were not approved (four applicants in Illinois in 2014 where we served in a cultivation advisory role only and did not have any participation in the overall application as that was handled by a separate senior consultant and one vertically integrated applicant in New York in 2015). We have successfully supported applications for licensees in Nevada (two cultivation/production), Illinois (one cultivation/production and four dispensary), and currently have outstanding applications in process in Maryland (four cultivation, four dispensary), California (one cultivation/production), Hawaii (five vertically integrated applicants in three counties including Oahu, Hawaii, and Kauai), and Arizona (one cultivation). We currently have fee generating pre-licensure clients in Florida (2), Pennsylvania (3), Ohio (1), Oregon (1), Washington (1), California (1), Texas (1), Oklahoma (1), and Arkansas (1). We also have active inquiries and proposals out in these states as well as Alaska and Maine.

As of the date of this report we have or have had 39 fee generating clients in 14 different states.

Seminars and Industry Education

We offer monthly seminars at our principal place of business to prospective clients and those interested in educating themselves in the cannabis industry. We also intend to offer these seminars before or after major industry events to expand our client base. These seminars are a full day, and cover a wide range of topics, including cultivation, manufacturing, dispensary development of business plans and pro forma elements, regulatory compliance and other related subjects in the cannabis industry.

Class size is limited to 20 participants. We charge $295 per person to attend. During 2015, we conducted 11 seminars each of which was sold out.

We also offer individualized consulting and educational elements for which we charge hourly or daily fees. As of the date of this report we offer a general consulting session and facility tour for $500, as well as hourly rate services (as may be found on our website).

In 2015, we generated 11 new clients as a direct result of their participation in these seminars. Participants in these seminars are primarily out of state attendees. As of the date of this report we have only marketed these seminars on our website and by word of mouth. We intend to enhance these marketing efforts moving forward by external advertising including industry publications and other internet applications. There can be no assurances that our efforts will result in increased participation and revenues.

Marketing

We conduct our marketing efforts by providing a presence at specifically targeted industry based events, as well as through Medicine Man Denver’s established industry presence as a successful cannabis company. We have been able to garner a substantial presence via this relationship. Because the cannabis industry is relatively new there are very few groups and companies who can identify themselves as having real experience in this industry. We believe we are the exception as a result of our management’s experience with all aspects of the industry. See “Part II Item 10, Directors, Executive Officers and Corporate Governance.”

We are members of various industry groups and attend industry based conferences which we believe will be helpful to advancing our brand and skill sets. We created a marketing collateral materials bank and attended our first true marketing event in November 2014 at the Third National CannaBusiness Conference and Expo in Las Vegas. Since then we attended twelve organized show events in 2015 (SWCC, CWCBE, MJBusiness, NCIA, MJIC) and have invested over $50,000 in collateral booth and display elements. We will continue to seek out venues where we can enhance our presence in the industry while at the same time garner prospective client licensees. We will continue to market our licensing and related services to the cannabis industry through participation in various trade show events, continual use of free public content through interviews with our principals such as currently provided on CNN and MSNBC, direct referrals from satisfied licensees or past clients, various web presence advertising options utilizing specific industry related web sites and google ad words, as well as other measures we may choose to deploy from time to time.

We also continue to coalesce interest and a presence within the industry through participation in various events as well as through direct promotion as available to Medicine Man Denver and the Williams family, recently receiving mention in MSNBC’s ‘Pot Barons’ series as well as detailed inclusion in other venues such as MSNBC, Inc. Magazine, Katie Couric Live, The Today Show, the BBC, CBS, NBC, LeMonde, ABC, HBO many other national and internationally based media outlets. We work to continually develop earned media sources noting elements of our and our Licensor, Futurevision have been mentioned or featured in various national media sources hundreds of times since our inception in March 2014.

Over time we plan to continue expansion of our service offerings that we believe will be better identified as we grow and the cannabis industry matures. To this end we are already working in harmony with other consultants within the industry lacking certain experience or skill sets through licensure of specific cultivation technologies, with specific protections and non-disclosure agreement in place, noting we do not provide our operations manual of training to potential licensees until they have a state granted license in place.

In 2015 we substantially enhanced our web presence e (www.medicinemantechnologies.com), including providing a new home page, as well as links to our SEC reports (through OTC Markets) and our industry partners. While no assurances can be provided, we believe these upgrades will make our internet presence more effective in the delivery of information related to our developing business.

We also intend to begin to evaluate new business opportunities as they come to our attention through these various marketing activities as we continue to expand our national presence in the cannabis industry. See “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Members of our team also are featured regularly as ‘experts’ and ‘knowledgeable sources’, appear as guest speakers, industry panel discussion members, quoted as well as featured in articles both in the US and abroad, more recently be quoted in US News and World Report, Inc. Magazine, CBE Press, MJ Business Daily, and other industry and national publications.

Growth by Acquisitions

Ultimately, our intent is to become a national or internationally branded cannabis company.

As of the date of this Report we are continuing to monitor other public cannabis companies and their operations. It now appears that there are several public companies who generate revenue from the sale of cannabis products. Previously, we believed that it would be necessary that marijuana would need to be legalized on the federal level before this could occur. This no longer appears to be the case.

Ideally, the initial transaction we would consider is the acquisition of Medicine Man Denver from our management that will complement our current business. However, in order to do so it would be necessary that a change in the regulatory standards being imposed by the State of Colorado limiting ownership in all cannabis related businesses solely to residents of the State of Colorado, including a minimum residence requirement of two years, be eliminated. Until this occurs we will need to engage in an acquisition of an existing cannabis business in a state that does not impose any residency requirements for ownership. While no assurances can be provided, we believe there are many synergistic cannabis operations both already in business and which will enter the industry as more states continue to adopt legalization proposals who will be interested in being acquired by us as a result of our becoming a trading, reporting company. We believe this makes economic sense because we can eliminate duplication of general and administrative expense, provide a more centralized information marketing and eliminate overlapping of services offered. As of the date of this Report we are beginning to identify potential acquisition opportunities but have not conducted any discussions with potential acquisition companies. There are no definitive agreements in place relating to our acquiring any such business and there can be no assurances that such agreements will be executed on favorable terms or at all in the future.

If we are successful, the acquisition of related, complimentary businesses is expected to increase revenues and profits by providing a broader range of services in vertical markets which are consolidated under one parent, thus reducing overhead costs by streamlining operations and eliminating duplicitous efforts and costs. There are no assurances that we will increase profitability if we are successful in acquiring other synergistic companies.

Management has begun to seek out and evaluate related, complimentary businesses for acquisition. The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards. Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation of each business, including its financial statements, cash flow, debt, location and other material aspects of the candidate’s business. One of the principal reasons for our filing of our registration statement of which this Prospectus is a part and the filing of an application to list our securities for trading is our intention to utilize the issuance of our securities as part of the consideration that we will pay for these proposed acquisitions. If we are successful in our attempts to acquire synergistic companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.

In implementing a structure for a particular acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, we do not expect that our present management and shareholders will no longer be in control of our Company.

As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an acquisition will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the acquisition candidate and our relative negotiation strength.

We will participate in an acquisition only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Depending upon the nature of the acquisition, including the financial condition of the acquisition company, as a reporting company under the Securities Exchange Act of 1934 (the “34 Act”), it may be necessary for such acquisition candidate to provide independent audited financial statements. If so required, we will not acquire any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Additional Business Opportunities

The cannabis industry is developing rapidly. As it continues to develop we believe additional business opportunities will arise. One aspect that we have identified is the opportunity to provide job placement services to our clients. We believe we are in a unique position as a result of our developing extensive contacts within the cannabis industry at all levels of operations, to utilize these contacts and industry knowledge to expand our business. As our clients move from planning to execution they have the need to fill key positions in cultivation and dispensary operations, and operations leadership. As of the date of this report we are currently taking initial steps to investigate the possibility of our providing a professional staffing function within Medicine Man Technologies to fulfill that need. However, we are not currently engaged in this aspect of the business and there are no assurances that we will expand our operations in this manner.

Government Regulations

While we do not currently generate revenues from the direct sale of cannabis products, we are engaged in assisting companies who are so engaged in various start up aspects of the cannabis industry. Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. We also should like to note that recently one public company (symbol TRTC) has recently acquired new business lines that do generate revenues from the direct sales of cannabis products and that should this (as well as others to be defined) practice be allowed under SEC reporting guidelines the Company also has begun to look at opportunities in this space.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the Federal Government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the Federal Government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

As of the date of this report, 24 states and the District of Columbia allow its citizens to use Medical Marijuana, with Texas being the most recent state to add a medical initiative. Additionally, voters in the states of Colorado, Washington, Alaska and Oregon have all approved legalization of recreational cannabis for adult use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama Administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the Administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the Federal Government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

Although cultivation and distribution of marijuana for medical use is permitted in many states, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plan and could expose us and our management to potential criminal liability and subject their properties to civil forfeiture. Though the cultivation and distribution of marijuana remains illegal under federal law, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent states from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana. However, state laws do not supersede the prohibitions set forth in the federal drug laws.

For a comprehensive and up to date perspective on this process as well as current states and territories please refer to the following link: http://www.mpp.org/states/key-marijuana-policy-reform.html

In order to participate in either the medical or recreational sides of the marijuana industry in Colorado and elsewhere, all businesses and employees must obtain licenses from the state and, for businesses, local jurisdictions. Colorado issues four types of business licenses including cultivation, manufacturing, dispensing, and testing. In addition, all owners and employees must obtain an occupational license to be permitted to own or work in a facility. All applicants for licenses undergo a background investigation, including a criminal records check for all owners and employees.

Colorado has also enacted stringent regulations governing the facilities and operations of marijuana businesses. All facilities are required to be licensed by the state and local authorities and are subject to comprehensive security and surveillance requirements. In addition, each facility is subject to extensive regulations that govern its businesses practices, which includes mandatory seed-to-sale tracking and reporting, health and sanitary standards, packaging and labeling requirements, and product testing for potency and contaminants.

Despite the Obama Administration’s statements, the Department of Justice has stated that it will continue to enforce the Controlled Substance Act with respect to marijuana to prevent:

•	the distribution of marijuana to minors;

•	criminal enterprises, gangs and cartels receiving revenue from the sale of marijuana;

•	the diversion of marijuana from states where it is legal under state law to other states;

•	state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•	violence and the use of firearms in the cultivation and distribution of marijuana;

•	driving while impaired and the exacerbation of other adverse public health consequences associated with marijuana use;

•	the growing of marijuana on public lands; and

•	marijuana possession or use on federal property.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter its business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business.

Since the use of marijuana is illegal under federal law, there is a compelling argument that banks cannot accept for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our clients to operate.

Employees

As of the date of this Report we have four (4) employees, our management.  We anticipate that as we grow and expand our service offerings as well as acquisitions, we will hire additional employees in the areas of accounting, regulatory affairs, marketing, and application support.

Competition

We face extreme competition from both larger, better-financed national brands as well as an ever increasing number of boutique service providers in the cannabis industry. We currently track sixty-nine (69) such providers in this space and are continually monitoring their progress and presence in the industry while working to continue to demonstrate our unique licensing offering. We also track 137 public companies that are either directly in or loosely involved in the cannabis industry.

Trademarks-Tradenames

We rely upon our various trademark, trade name, and intellectual property of our license partner Medicine Man Denver and will, in the future as appropriate develop such elements as we may determine valuable to business.

We also acknowledges that certain protections normally available to us related to design or other utility patents in the cannabis industry would not currently be enforceable under federal law.

We attempt to protect our intellectual property via the deployment of non-disclosure agreements with both prospects as well as licensees. There are no assurances that these non-disclosure agreements will prevent a third party from infringing upon our rights.

Industry Analysis

According to the Colorado Department of Revenue, Colorado’s marijuana industry reported $45 million in legal recreational and medical marijuana in sales in January 2015 and achieved $985M in total sales during the year end December 31, 2015. The legal national regulated marijuana market was estimated to be between $2 -$3 billion in 2015 but, according to New Frontier Data studies achieve $5.4B in sales nationally in 2015 and is expected to increase to $20 plus billion by 2020.

In Colorado, the market was expanded in January 2014 to include adult use, including visitors from other states. Voters in Washington, Oregon and Alaska recently approved a ballot measure to legalize cannabis for adult use. While no assurances can be provided, many experts predict that other states will follow these states in enacting legislation or approving ballot measures that expand the permitted use of cannabis. Massachusetts, Maine, Arizona, California and Nevada all have similar initiatives on the ballot this election year.

Nationally, the industry has continued to gain ground through the addition of many states and their passing of medical and or recreational provisions for the use of cannabis. While there certainly appears to be a trend towards acceptance of cannabis, there are no assurances offered that this business will be able to sustain itself over time if the Federal Government changes its current position related to state legalized operations.

While no assurances can be provided, we believe that over the next three to five years there will be as many as thirty-five to forty states adopting various types of cannabis legislation (medical and/or recreational) and if this happens, we believe that there will occur a certain tipping point by which the Federal Government will have to take some sort of stand on the legal status of cannabis.. We also believe that due to the strong growth in the industry as a whole at the state level, the Federal Government will eventually de-schedule cannabis, similar to the alcoholic beverage prohibition repeal in the mid 1930’s, and as motivated by its citizenry decriminalize cannabis as well as regulate it under the auspices of some existing or newly formed agency.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal place of business is located at 4880 Havana Street, Suite 102 South, Denver, Colorado 80239. Until June 2015, we had previously operated from our offices at 13791 E. Rice Place, Suite 107., Aurora, CO 80015. Our telephone number is (303) 371-0387. This new location is subleased from one of our shareholders, ChineseInvestors.com Inc. pursuant to an oral agreement. This space consists approximately 3,500 square feet and is comprised of executive offices, work areas, conference rooms, a restroom, and storage space located in a Class A office building. We pay monthly rent of $1,600 . We believe that this space will meet our needs for the foreseeable future. We share this space with Future Vision, Inc. and ChineseInvestors.com, Inc., affiliated companies. See “Part III, Item 13, Certain Relationships and Related Transactions.” .

ITEM 3. LEGAL PROCEEDINGS

To the best of our management’s knowledge and belief, there are no material claims that have been brought against us nor have there been any claims threatened.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Trading of our Common Stock commenced on the OTCQB on or about January 25, 2015, under the symbol “MDCL.” Between December 23, 2015, the date we received clearance from FINRA, and December 31, 2015, our Common Stock was listed at a bid/ask of $1.00 by $1.15 per share.

As of April 11, 2016, the closing bid price of our Common Stock was $1.95 and our average volume for days traded during this period was approximately 4,700 shares per day over 51 trading days generating a VWAP average of $2.31 per share.

Trading volume in our Common Stock is very limited. As a result, the trading price of our Common Stock is subject to significant fluctuations.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

As of the date of this Report, our Common Stock is defined as a “penny stock” under the Securities and Exchange Act. It is anticipated that our Common Stock will remain a penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Holders

We had 71 holders of record of our Common Stock as of the date of this Report, not including those persons who hold their shares in a “street name.”

Stock Transfer Agent

The stock transfer agent for our securities is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, phone (813) 344-4490.

Dividends

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

We were incorporated on March 20, 2014, in the State of Nevada. On May 1, 2014, we entered into an exclusive Technology License Agreement with Medicine Man Denver, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation (“Medicine Man Denver”) whereby Medicine Man Denver granted us a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “License Agreement”) in consideration for the issuance of 5,331,000 shares of our Common Stock. See Notes 2 and 3 to our financial statements. Medicine Man Denver is owned by some of our affiliates. See “Part III, Item 13, Certain Relationships and Related Transactions.”

We commenced our business on May 1, 2014 and currently generate revenues derived from licensing agreements with cannabis related entities, as well as sponsoring seminars offered to the cannabis industry. See “Part I, Item I, Business.”

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 4880 Havana Street, Suite 102 South, Denver, Colorado 80239, telephone (303) 371-0387. Our website address is www.medicinemantechnologies.com.

Results Of Operations

Comparison of Results of Operations for our fiscal years ended December 31, 2015 and 2014

During our fiscal year ended December 31, 2015, we generated revenues of $835,777, including licensing fees of $766,957 and seminar fees of $68,820, compared to total revenue of $251,891 generated in 2014, all of which was from licensing fees, an increase of $583,886 (approximately 304%). During 2014 we only generated revenues beginning in May when we commenced our business. Revenues increased during 2015 also as a result of increased client base. At the end of 2015 we had 29 clients. While no assurances can be provided, we expect to continue to add new clients during 2016 as additional states adopt laws authorizing the use of medical and recreational marijuana, including Hawaii, Pennsylvania, Oregon, Texas and Washington, which should allow us to continue the trend of increasing revenues.

We recognize income as it is earned and billed and not necessarily in line with the value of a licensing agreement or commitment at the time of execution of such commitments. This allows us to better recognize timely revenues as well as manage our receivables as they are being generated and collected at milestone points stipulated in each applicable licensing agreement.

Seminars were initially offered and included as a Licensing Fee revenue item in 2014, when only 2 seminars took place. Our 2014 revenues included funds derived from these seminars under licensing revenues because we were not yet tracking these revenues as a separate category because we had not yet determined this was an ongoing revenue source. In 2015, we scheduled our initial 11 seminars. All 11 seminars in 2015 were sold out in advance. We have scheduled these seminars again in 2016. While no assurances can be provided, we expect this income to remain steady or increase as we add seminar events associated with various cannabis events nationally. We have already contracted with the Southwest Cannabis Expos group to conduct seminars in San Diego and Phoenix later this year.

During 2015 our cost of services was $209,745, compared to $72,000 during 2014, an increase of $137,745. A significant reason for this increase what that we were only engaged in business for approximately half of the year. We also added additional team related costs to our operating budget during 2015 and substantially revised our web presence.

General and administrative expenses increased from $138,916 in 2014, to $440,157 in 2015, an increase of $301,241 (317%), A majority of this increase was due to our expanded participation in industry related events and show opportunities. We spent $38,775 on this expense in 2014, compared to $211,988 in 2015, an increase of 547%. Additionally, our professional fees increased from $15,544 in 2014, to $67,610 as a result of our filing of our registration statement with the SEC and approval of trading of our Common Stock. We also incurred office rent of $13,416, whereas in 2014 we incurred no office rent costs as we shared offices with one of our affiliates (ChineseInvestors.COM), who covered that cost as a part of their earning their shares in our Company.

Operating expense also increased as a result of stock compensation expense, which was $79,725 in 2015 compared to $54,230 in 2014, an increase of $25,495 (147%). Advertising expenses remained relatively constant in 2015 compared to 2014. We also incurred $8,071 in interest income in 2015, compared to interest income of $3,123 in 2014 and $1,184 in interest expense in 2014. We had no interest expense in 2015.

As a result, we generated net income of $85,749 in 2015 (approximately $0.01 per share), compared to a net loss of $29,954 ($0.00 per share) in 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $262,146. .

Net cash earned by operating activities was $301,843 during the year ended December 31, 2015, compared to ($205,490) in 2014, an increase of $507,333. While no assurances can be provided, we anticipate we will continue to generate positive cash flow from operations.

Cash flows provided or used in investing activities was $104,207 in 2015, compared to $0 in 2014.

Cash flows from financing activities was $10,000 in 2015, compared to $260,000 in 2014. Between November 2014 and March 2015 we undertook a private offering of our Common Stock wherein we sold 270,000 shares of our Common Stock for gross proceeds of $270,000 ($1.00 per share) to 4 non-accredited and 23 “accredited” investors, as that term is defined under the Securities Act of 1933.

As of the date of this report we have no debt. While there can be no assurances, we believe we will not need to raise any additional capital in the near future for purposes of our existing business operations, provided that we continue to generate profits, of which there can be no assurance. However, if we are unable to continue to generate profits from our operations or we elect to engage in acquisitions as more fully disclosed in “Part I, Item I, Business – Growth by Acquisitions” above, we will need to raise additional funds, either through debt or equity or a combination of the two. As of the date of this report we have not identified any potential acquisition and as a result, do not know the amount of additional capital we will need, if any, to successfully consummate such an acquisition. We have no agreement with any third party to provide us any additional financing and there can be no assurances that we will be able to raise any capital, either debt or equity on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our continued development and expansion. Separate from these potential acquisitions, we currently expect to continue to grow revenues through the development of new clients as additional states successfully adopt laws and regulations legalizing medical and/or recreational marijuana.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2015.

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

Leases – We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Recently Adopted Accounting Standards - In June 2014 FASB issued Accounting Standards Update (ASU), ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

We have chosen to adopt the ASU early for our financial statements as of September 30, 2014. The adoption of this pronouncement impacted us by eliminating the requirement to report inception to date financial information previously required.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition.

ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for us beginning in the first quarter of 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of adopting the new revenue standard on our financial statements.

In August 2014, FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform an annual assessment of our ability to continue as a going concern when this standard becomes effective on January 1, 2017. The adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDICINE MAN TECHNOLOGIES INC.

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of December 31, 2015 and 2014	F-3

Statement of Operations for the twelve-month period ending December 31, 2015 and the period from inception, April 1, 2014 to December 31, 2014	F-4

Statement of Changes in Stockholders’ Equity for the twelve-month period ending December 31, 2015 and the period from inception, April 1, 2014 to December 31, 2014	F-5

Statement of Cash Flows for the twelve-month period ending December 31, 2015 period from inception, April 1, 2014 to December 31, 2014	F-6

Notes to Financial Statements	F-7 to F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medicine Man Technologies, Inc.:

We have audited the accompanying balance sheet of Medicine Man Technologies, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2015 and period from inception, April 1, 2014 to December 31, 2014. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medicine Man Technologies, Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from inception, April 1, 2014 to December 31, 2014, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
April 13, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$262,146	$54,510
Accounts Receivable	83,739	–
Note receivable - affiliate	–	253,123
AFS Securities	40,000	–
Prepaid Expense	29,137	–
Prepaid Rent	9,584	–
Total current assets	424,606	307,633

Non-current assets
Property and equipment, net	48,119	–
Intangible Assets: License Agreement, net	4,240	4,770
Total non-current assets	52,359	4,770

Total assets	$476,965	$312,403

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$8,715	$18,500
Accrued tax and other liabilities	13,200	4,327
Total current liabilities	21,915	22,827

Total liabilities	21,915	22,827

Commitments and Contingencies, note 5
Shareholders’ equity
Preferred stock $0.001 par value, 10,000,000 authorized, none issued and outstanding at December 31, 2015 or 2014
Common stock $0.001 par value, 90,000,000 authorized, 9,972,500 and 9,840,000 were issued and outstanding December 31, 2015 and December 31, 2014, respectively	9,973	9,840
Additional paid-in capital	399,282	309,690
Accumulated other comprehensive (loss)	(10,000)	–
Accumulated equity	55,795	(29,954)
Total Shareholders' equity	455,050	289,576

Total liabilities and stockholders’ equity	$476,965	$312,403

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Twelve Months Ended December 31, 2015 and 2014

Expressed in U.S. Dollars

	Twelve Months Ended December 31,
	2015	2014
Operating revenues
Licensing Fees	$766,957	$251,891
Seminar Fees	68,820	–
Total revenue	$835,777	$251,891

Cost of services	$209,745	$72,000

Gross profit	$626,032	$179,891

Operating expenses
General and administrative	$440,157	$138,916
Stock based compensation expense	$79,725	$54,230
Advertising	15,997	15,495
Total operating expenses	$535,879	$208,641

Income from operations	$90,153	$(28,750)

Other income/expense
Interest Income	$(8,071)	$(3,123)
Interest Expense	–	1,184
Total other expense	(8,071)	(1,939)

Net Income (loss) before income taxes	98,224	(26,811)

Income tax expense	12,475	3,143

Net income (loss)	$85,749	$(29,954)

Earnings per share attributable to common shareholders:
Basic and diluted earnings per share	$0.01	$(0.00)
Weighted average number of shares outstanding - basic and diluted	9,906,250	9,840,000

Other comprehensive income (loss), net of tax
Net unrealized (loss) on available for sale securities	(10,000)	$–
Total other comprehensive income (loss), net of tax

Comprehensive loss	$75,749	$(29,954)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-in Capital	Unrealized loss on AFS	Accumulated Earnings (Loss)	Total Equity
Balance - April 1, 2014	–	–	–	–	–	–

Stock issued to founders for consulting at par value	4,199,000	4,199	–	–	–	4,199

Stock issued to founders for license agreement at par value	5,331,000	5,331	–	–	–	5,331

Stock issued for cash	260,000	260	259,740	–	–	260,000

Stock issued for services	50,000	50	49,950	–	–	50,000

Net (loss) for the period	–	–	–	0	(29,954)	(29,954)

Balance - December 31, 2014	9,840,000	9,840	309,690	0	(29,954)	289,576

Stock issued for cash	10,000	10	9,990	–	–	10,000

Stock issued for services	122,500	123	79,602	–	–	79,725

Unrealized gain/(loss) AFS	–	–	–	(10,000)	–	(10,000)

Net income for the period	–	–	–	–	85,749	85,749

Balance - December 31, 2015	9,972,500	9,973	399,282	(10,000)	55,795	455,050

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the Twelve Months Ended December 31, 2015 and 2014

Expressed in U.S. Dollars

	2015	2014
Cash flows from operating activities
Net income for the period	$85,749	$(29,954)
Adjustments to reconcile net income to net cash provided by operating activities
Accounts Receivable	(83,739)	–
Stock based compensation	79,725	54,199
Depreciation and amortization	6,618	561
Changes in operating assets and liabilities
Prepaid Expenses	(29,137)	–
Prepaid Rent	(9,584)	–
Proceeds from note receivable	253,123	(253,123)
Accounts payable	(9,785)	18,500
Accrued tax and other liabilities	8,873	4,327
Net cash earned from operating activities	301,843	(205,490)

Cash flows from investing activities
Purchase of fixed assets	(54,207)	–
AFS Securities Investment	(50,000)	–
Net cash used in investing activities	(104,207)	–

Cash flows from financing activities
Common Stock	10,000	260,000
Net cash provided by financing activities	10,000	260,000

Net decrease in cash and cash equivalents	207,636	54,510
Cash and cash equivalents - beginning of year	54,510	–
Cash and cash equivalents - end of year	$262,146	$54,510

Supplemental disclosures
Interest paid	$–	$1,184
Income taxes paid	$–	$–

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

Organization and Nature of Operations:

Business Description – Business Activity: Medicine Man Technologies Inc. (the "Company") is a Colorado corporation incorporated on March 20, 2014. The Company is a cannabis consulting company providing consulting services for cannabis growing technologies and methodologies, as well as retail operations of cannabis products.

1.	Liquidity and Capital Resources:

Cash Flows – During the periods ending December 31, 2015 and 2014, the Company primarily utilized cash raised through the private offering of its securities, cash and cash equivalents and profits from operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The company had $262,146 and $54,510 classified as cash equivalents as of December 31, 2015 and December 31, 2014, respectively.

2.	Critical Accounting Policies and Estimates:

Basis of Presentation: These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for annual financial statements.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing revenues is recorded at the time the milestone result in the funds being due being achieved, services are delivered and payment is reasonably assured. Licensing revenues are generally collected from 30 to 60 days after the invoice is received. As of December 31, 2015 and 2014, the Company had accounts receivable of $83,739 and $0, respectively. There is no allowance for doubtful accounts as the Company has historically collected 100% of receivables due to the nature of the ongoing relationship with clients.

AFS Securities: Investments available for sale is comprised of publicly traded stock purchased as an investment. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term. Our investment securities consist of available-for-sale instruments which include $40,000 of equity in publicly traded companies. All of our available-for-sale securities are Level 1. Realized gains and losses on these securities will be included in “other income (expense)” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCT).

Prepaid expenses: Prepaid expenses at December 31, 2015 and 2014 were $29,137 and $0, respectively and were primarily related to major cannabis event the Company is sponsoring.

Prepaid rent: Prepaid rent at December 31, 2015 and 2014 was $9,584 and $0, respectively and were comprised of prepayment made for the corporate offices in Denver.

Accounts payable: Accounts payable at December 31, 2015 and 2014 were $8,715 and $18,500, respectively, and were comprised of operating accounts payable for various professional services incurred during the ordinary course of business.

Accrued tax and other liabilities: Accrued liabilities was comprised of accrued taxes of $13,200 on December 31, 2015 and accrued taxes of $3,143 and other accrued expenses of $1,184 at December 31, 2014.

Fair Value of Financial Instruments: The carrying amounts of cash and current assets and liabilities approximate fair value because of the short-term maturity of these items.  These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates. Available for sale securities are recorded at current market value as of the date of the report.

Revenue recognition and related allowances: Revenue from licensing services is recognized when the obligations to the client are fulfilled which is determined when particular milestones in the contract are achieved. Revenue from Seminar fees is related to one day seminars and is recognized as earned at the completion of the seminar. All revenue is measured at fair value.

Costs of Services Sold – Costs of services sold are comprised of direct salaries and related expenses incurred while supporting the implementation of licensing agreements and related services.

General & Administrative Expenses – General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s services.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $15,997 and $15,495 during the periods ended December 31, 2015 and 2014, respectively.

Stock based compensation: The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock and restricted stock awards using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and EITF 96-18 when stock or options are awarded for previous or current service without further recourse. The Company issued stock options to contractors and external companies that had been providing services to the Company upon their termination of services. Under ASC 718 and EITF 96-18 these options were recognized as expense in the period issued because they were given as a form of payment for services already rendered with no recourse.

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the Company’s stock being traded, the Company used either the sale price of previously completed transactions of the private placement of its stock at $1.00 per share or the most recent valuation of $.41 per share, whichever was the most recent transaction prior to the issuance of stock. The Company recognized $79,725 in expenses for stock based compensation to employees through direct stock grants of 122,500 shares in the year ended December 31, 2015 and $54,199 through the direct stock grant of 4,249,000 shares in the year ended December 31, 2014.

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

3.	Recent Accounting Pronouncements:

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

4.	Stockholders’ Equity:

The Company’s initial authorized stock at inception was 1,000,000 common shares, par value $0.001 per share. The company subsequently changed its authorized shares in 2015 to 90,000,000 common shares, par value $0.001 per share and 10,000,000 preferred shares, par value $0.001 per share.

During the time in which the Company was establishing its operations it issued 4,199,000 shares of common stock to various individuals as founders for services completed done up to that point which was valued at par value resulting in the Company booking stock based expense of $4,199.

During the time in which the Company was establishing it operations it issued 5,331,000 shares of common stock to various individuals for a license agreement at par value resulting in the Company recognizing a purchased asset of $5,331.

Commencing in November 2014, the Company commenced a private offering of its common stock at an offering price of $1.00 per share. At December 31, 2014, it had accepted subscription from 26 investors and received net proceeds of $260,000 therefrom.

In December 2014, the Company issued 50,000 shares of its common stock for legal fees and recognized an expense for this issuance of $50,000 based upon the prior sale price in November 2014 of its common stock.

At December 31, 2014, the Company had 9,840,000 shares outstanding.

On March 17, 2015, 10,000 shares of common stock were issued to one investor in relation to the private offering commencing in November 2014 in exchange for $10,000 cash.

During the second quarter of 2015, the Company issued 50,000 shares of common stock to an individual in consideration of their services rendered in support of the Company resulting in the Company recognizing compensation expense of $50,000 based upon a share price of $1.00 per share realized in the most recent private offering.

On July 1, 2015, the Company issued 72,500 shares of common stock to four different individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $29,725 based upon an independent valuation determining the value of shares at $0.41 per share.

At December 31, 2015, the Company had 9,972,500 shares outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	December 31, 2015	December 31, 2014
Furnitures & Fixtures	$11,526	$–
Marketing Display	$42,681	$–
	$54,207	$–
Less: Accumulated Depreciation	$(6,088)	$–
	$48,119	$–

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates.

Furniture & fixtures	3 years
Marketing Display	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the periods ending December 31, 2015 and 2014 was $6,088 and $0, respectively.

6.	Intangible Asset:

On May 1, 2014, the Company entered into a non-exclusive Technology License Agreement with Futurevision, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation, dba Medicine Man Denver (“Medicine Man Denver”), a company owned and controlled by affiliates of our Company, whereby Medicine Man Denver granted us a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future). As payment for the license rights the Company issued Medicine Man Denver (or its designees) 5,331,000 shares of the Company’s common stock. The Company accounted for is license in accordance with ASC 350-30-30 “Intangibles – Goodwill and Other by recognizing the fair value of the amount paid by the company for the asset at the time of purchase. Since the Company has a limited operating history, management determined to use par value as the value recognized for the transaction. Since the term of the initial license agreement is ten (10) years, the cost of the asset will be recognized on a straight line basis over the life of the agreement. In addition, each period the Company will evaluate the intangible asset for impairment. As of December 31, 2014 no impairment was deemed necessary.

	December 31, 2015	December 31, 2014
License Agreement	$5,300	$5,300
Less: accumulated amortization	(1,060)	(530)
	$4,240	$4,770

Amortization expense for the periods ending December 31, 2015 and 2014 was $530 and $561, respectively.

7.	Related Party Transactions:

There was a receivable from Futurevision, (a related party) which had an outstanding balance of $0 as of December 31, 2015, which was $250,000, plus $3,123 in accrued interest as of December 31, 2014. This is a short term receivable bearing interest at 1% month (12% APR) and was paid off in April 2015. Futurevision is owned by several of the major shareholders of the Company and these shareholders have majority control over both the Company and Futurevision,

In September and October 2014, ChineseInvestors.com, Inc. borrowed $50,000 in each month (a total of $100,000) to meet short term cash needs. These funds were repaid on October 23, 2014, along with accrued interest of $1,250.

The Company operates from its offices at 4880 Havana Street, Suite 102 South, Denver, Colorado 80239. This location is subleased from Medicine Man Denver pursuant to an oral agreement. This space consists approximately 3,500 square feet and is comprised of executive offices, work areas, conference rooms, a restroom, and storage space located in a Class A office building. The Company pays monthly rent of $1,600, plus expenses.

During 2014 and 2015, the Company had a verbal agreement with Chineseinvestors.com Inc. and Futurevision to share employee time, while the majority of their salary was covered by these related companies. The Company paid these individuals a modest stipend in addition for their time. This agreement is currently still in place which allows the Company to utilize employees at a lower cost than would otherwise be possible.

8.	Net Income (Loss) per Share:

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's 2015 and 2014 basic and diluted earnings per share was $0.01 and $0.00, respectively.

9.	Commitments and Concentrations:

At December 31, 2015 and 2014, the Company had no financially material commitments or concentrations.

10.	Tax Provision:

The effective tax rate in the periods represented is the results of various tax jurisdictions that apply a broad range of income tax rate.

The Company is registered in the State of Colorado and is subject to the United States of America tax law. As of December 31, 2015, the Company had incurred income on a tax basis resulting in the Company calculating that it owed $9,744 to the federal government at December 31, 2015 and $2,418 at December 31, 2014. In addition, the Company owed the State of Colorado $2,731 at December 31, 2015 and $725 in taxes at December 31, 2014. The Federal tax is shown on the income statement as tax expense and accrued as a current accrued liability on the balance sheet. The Federal amount of $2,418 was paid in the second quarter of 2015 and reduced the accrued tax reflected on the balance sheet.

11.	Subsequent Event:

Subsequent to year end the Company issued 120,000 shares of common stock to various employees as compensation for services, which will result in the Company recognizing $49,200 in share based compensation in the first quarter of 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2015, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2015, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out January 5-6, 2015, management believes that, as of December 31, 2015, our internal control over financial reporting was effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position

Andrew Williams	48	President, Chief Executive Officer

Brett Roper	62	Chief Operating Officer, Secretary and Chairman of the Board of Directors

James S. Toreson	73	Director

Paul Dickman	36	Chief Financial Officer

The above listed directors will serve until the next annual meeting of our shareholders, or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. The above listed officers will serve until the next annual meeting of our Board of Directors or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers serve at the will of the Board of Directors. These Directors received compensation for director duties in 2015 at $1,000 per month.

Resumes

Andrew Williams, our founder, has been our President and CEO since our inception in April 2014. In addition to his positions with our Company, since September 2009 Mr. Williams has also been President and CEO of Medicine Man Denver, a cannabis company and the entity that licensed us our intellectual property and since January 2016, he has been President of MX LLC, a cannabis infused product company he co-founded. See “Part II, Item 15, “Certain Relationships and Related Transactions.” From August 2006 through August 2010, Mr. Williams was a project portfolio manager with Jeppesen, a Boeing company. Mr. Williams received a Bachelor of Science degree in Industrial Engineering from the University of Southern Colorado in 1995. Prior to this he served in the US Army as a Calvary Scout from 1986 to 1989 and received an honorable discharge. He devotes approximately 10% of his time to our affairs.

Brett Roper has been our Chief Operating Officer, Secretary and a Director since our inception in March 2014. In addition to his positions with our Company, since March 2001 Mr. Roper has been the COO, Senior Public Company Strategies Advisor, and Secretary of ChineseInvestors.com, an OTCQB status company (“CIIX”). From August 2006 through April 2010, Mr. Roper was the Director of Construction and Development, Property Manager, and an Asset Manager for Northstar Commercial Partners, Denver, CO, a company engaged in various real estate related investments. From March 1995 through August 2006, Mr. Roper worked for the Hollingsworth Companies (East Tennessee Based) in a wide variety of management roles for that business in the southeast US. He currently devotes a substantial amount of his time to our business.

Paul Dickman has been our Chief Financial Officer since March 2015. In addition to his positions with our Company, since December 2009 Mr. Dickman has been the owner of Breakwater Corporate Finance, a Colorado based company and Paul Dickman CPA LLC, a company serving a variety of clients in accounting and financial consulting. Also since December 2009, Mr. Dickman has been the Chief Financial Officer of ChineseInvestors.com, Inc., a publicly held company that advises Chinese nationals on US investments. ChineseInvestors.com is also one of our principal shareholders. Mr. Dickman received a Bachelor of Science degree in Financial Management from Bob Jones University in 2002. He devotes only such time as necessary to our affairs, which is not expected to exceed 20% of his business time.

James S. Toreson was appointed as a director of our Company in March 2015. In addition to his position with our Company, Mr. Toreson has been the owner and Chief Executive Officer of Toreson Industries, Inc., Alamo, Nevada, a real property development company he founded in 1983. Toreson Industries filed a voluntary petition under Chapter 11, Title 11 of the US Code in the Federal Court in the District of Nevada located in Las Vegas, Nevada (Case #14-12481-abl). This was done to stay foreclosure proceedings on real property owned by TII. This matter was dismissed by the bankruptcy court on February 25, 2015. Mr. Toreson has over 30 years’ experience in executive management, including marketing, engineering, manufacturing and finance. He is also a director of ChineseInvestors.com, Inc., and Freedom Motors, Inc., each a reporting company under the Securities Exchange Act of 1934, as amended. Mr. Toreson received a BSEE degree and MSEE degree, each with honors from the University of Michigan in 1967 and 1968, respectively, a Dr. of Science degree from the University of Nevada-Reno in 1985. He devotes only such time as necessary to our affairs, which is not expected to exceed 20% of his business time.

Director Independence

Our Board is currently composed of three members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we determined that one director, James Toreson, qualifies as an independent director. We evaluated independence in accordance with the rules of The New York Stock Exchange, Inc., which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.

Board Committees

As of the date of this Report we have established and implemented an Audit, Compensation, and Corporate Governance and Nominating Committee. All of these committees were reviewed by the Board of Directors and subsequently approved at a Board Meeting held in March 2015.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to our affairs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To our best knowledge, all reports that were required to be filed were filed in a timely manner.

Code of Ethics

Our board of directors adopted a Code of Ethics at a Board of Directors meeting held in March of this year where all board members were present. A copy of this charter is filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Stock Awards		All Other Compensation	Total Compensation
Andrew Williams, CEO President	2014	$41,595	$	_	$–	$41,595
	2015	$12,000		_	$43,750	$55,750

Sally Williams, Director(1)	2014	$18,000		$–	$–	$18,000

Brett Roper, COO and Secretary(2)	2014	$29,392		$–	$–	$29,392
	2015	$12,000	$	_	$48,750	$60,750

Paul Dickman, Chief Financial Officer(3)	2015	$12,000		$10,250	$–	$22,250

 _________________

(1)	Ms. Williams resigned as a Board member in January 2015.
(2)	A portion of Mr. Roper’s salary continues to be borne by ChineseInvestors.com as a part of the consideration and agreement applicable to the issuance of shares awarded ChineseInvestors.com in 2014.
(3)	These funds were paid to Breakwater Corporate Finance, a company owned by Mr. Dickman.

Salaries for officers and directors will be established by the Compensation Committee in the future. As of the date of this report they had been established by our Board of Directors. Salaries for our employees are established by our COO, Mr. Brett Roper in consultation with the Board. None of our employees are employed pursuant to an employment agreement, but it is anticipated that we will enter into employment agreements with various members of our management during 2016.

Compensation of Directors

Our officers and directors are currently compensated at the rate of $1,000 per month for their service. They are also reimbursed for actual expenses incurred relating to managing as well as marketing our business and in some cases receive incentive payments based upon their performance and success in securing new clients for us.

Stock Plan

We have not adopted a stock plan but expect to do so in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock as of the date of this Report, by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percent Of Class

Common	Andrew Williams(1)(2)	1,665,500		16.51%
	4880 Havana Street Suite 102 South, Denver, Colorado 80239

Common	Peter Williams	1,870,500		18.54%
	4880 Havana Street Suite 102 South, Denver, Colorado 80239

Common	Michelle Zeman	760,000		7.5%
	4880 Havana Street Suite 102 South, Denver, Colorado 80239

Common	Brett Roper(1)	2,078,353	(3)	20.6%
	4880 Havana Street Suite 102 South, Denver, Colorado 80239

Common	Paul Dickman(1)	55,000		*
	4880 Havana Street Suite 102 South, Denver, Colorado 80239

Common	All Officers and Directors As a Group (4 persons)	3,798,853		37.6%

_________________________

* less than 1%

(1) (2)	Officer and Director of our Company. Held in the name of the Andrew Johns Williams Revocable Trust
(3)	Includes 1,987,209 shares owned by ChineseInvestors.com, Inc. and 190,000 shares owned by Mr. Roper, an officer and director of ChineseInvestors.com, Inc. and as such, is in a position to control this disposition of these shares. Mr. Roper disclaims beneficial ownership of the ChineseInvestors.COM shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

At our inception we issued 335,000 shares of our Common Stock in favor of Brett Roper, an officer and director, in consideration for services valued at $335.

On May 1, 2014, we entered into a non-exclusive Technology License Agreement with Futurevision, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation, dba Medicine Man Denver (“Medicine Man Denver”), a company owned and controlled by affiliates of our Company, including Andrew Williams, our President, CEO and Chairman, whereby Medicine Man Denver granted us a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future). We issued 5,331,000 million shares of our Common Stock in consideration for issuance of the license.

At December 31, 2014, Medicine Man Denver, our Licensor, owed us $250,000. This obligation has been repaid in full as of the date of this report. This obligation bore interest at 1% per month (12% APR). Medicine Man Denver, Inc. is owned by several of our major shareholders, including Andrew Williams, our President, CEO and Chairman. These shareholders have majority control over both Medicine Man Technologies, Inc. and Medicine Man Denver.

Our initial operating expenses were covered by ChineseInvestors.com, Inc. totaling $41,764.80. Once we started producing revenues this balance was paid back in full on August 7, 2014. ChinesesInvestors.com is a related party in that they provided the expertise and time needed to commence our business starting back to December 2012. ChineseInvestors.com currently holds 1,987,209 shares of our Common Stock that was part of the shares issued to it in exchange for services and the allocation of time related to Mr. Brett Roper during this interim period.

In September and October of 2014, ChineseInvestors.com, Inc. borrowed $50,000 in each month (a total of $100,000) to meet short term cash needs. These funds were repaid on October 23, 2014, along with accrued interest of $1,250.

We operate from our offices at 4880 Havana Street, Suite 102 South, Denver, Colorado 80239, telephone (303) 481-4416. This location is subleased from Medicine Man Denver pursuant to an oral agreement. This space consists approximately 3,500 square feet and is comprised of executive offices, work areas, conference rooms, a restroom, and storage space located in a Class A office building at the address noted herein. We pay monthly rent of $1,600.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal year ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Audit Fees	$25,000	$15,000
Tax Fees	–	–
All Other Fees	–	–
Total	$25,000	$15,000

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2015 and 2014 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees. Consists of amounts billed for services other than those noted above.

We organized our Audit Committee in March 2016. Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee Chairman for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. Our Audit Committee met twice during 2015 and again on April 12, 2016, to approve the financial statements included in this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Copy of Press Release dated April 15, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exhibit Number	Description

3.1	Articles of Incorporation*

3.2	By-Laws and amendment thereto*

3.3	Articles of Amendment to Articles of Incorporation*

3.4	Specimen Stock Certificate *

10.1	License Agreement with Medicine Man Denver dated May 1, 2014*

10.2	Agreement with Breakwater Corporate Finance*

10.3	Form of Consulting Agreement

*	Previously filed in our S-1 Registration Statement filed with the SEC on April 14, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 13, 2016	MEDICINE MAN TECHNOLOGIES, INC. By: s/ Andrew Williams Andrew Williams, Principal Executive Officer

By: s/ Paul Dickman Paul Dickman, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2016.

s/ Andrew Williams Andrew Williams, Director

s/ Brett Roper Brett Roper, Director

/s/ James S. Toreson James S. Toreson, Director

