Form 10-Q
period 2016-03-31
Medicine Man Technologies, Inc.
filed 2016-05-16
CIK 1622879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 14, 2016, there were 10,092,500 shares of common stock, par value $0.001 issued and outstanding.

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

PART I - FINANCIAL INFORMATION

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	March 31, 2016	December 31, 2015
	Unaudited
Assets
Current assets
Cash and cash equivalents	$270,723	$262,146
Accounts receivable, net	15,469	83,739
AFS Securities	50,400	40,000
Prepaid Expense	59,426	29,137
Prepaid Rent	3,834	9,584
Total current assets	399,852	424,606

Non-current assets
Property and equipment, net	43,987	48,119
Intangible Assets: License Agreement, net	4,107	4,240
Total non-current assets	48,094	52,359

Total assets	$447,946	$476,965

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$33,952	$8,715
Accrued tax and other liabilities	13,200	13,200
Total current liabilities	47,152	21,915

Total liabilities	47,152	21,915

Commitments and Contingencies, note 5
Shareholders’ equity
Preferred stock $0.001 par value, 10,000,000 authorized, none issued and outstanding at March 31, 2016 and December 31, 2105, respectively
Common stock $0.001 par value, 90,000,000 authorized, 10,092,500 and 9,972,500 were issued and outstanding March 31, 2016 and December 31, 2015, respectively	10,093	9,973
Additional paid-in capital	448,362	399,282
Accumulated other comprehensive income (loss)	400	(10,000)
Accumulated equity	(58,061)	55,795
Total Shareholders' equity (deficit)	400,794	455,050

Total liabilities and stockholders’ equity	$447,946	$476,965

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

(UNAUDITED)

For the Three Months Ended March 31, 2016 and 2015

Expressed in U.S. Dollars

	Three months ended March 31
	2016	2015

Operating revenues
Licensing Fees	$194,235	$100,000
Seminar Fees	5,380	8,075
Total revenue	$199,615	$108,075

Cost of services	$137,441	$29,000

Gross profit	$62,174	$79,075

Operating expenses
General and administrative	$114,338	$41,496
Stock based compensation expense	$49,200	$–
Advertising	12,492	8,005
Total operating expenses	$176,030	$49,501

Income (loss) from operations	$(113,856)	$29,574

Other income/expense
Interest Income	$–	$(6,821)
Interest Expense	–	–
Total other expense	–	(6,821)

Net Income (loss) before income taxes	(113,856)	36,395

Income tax expense	–	14,423

Net income (loss)	$(113,856)	$21,972

Earnings per share attributable to common shareholders:
Basic and diluted earnings per share	$(0.01)	$0.00
Weighted average number of shares outstanding - basic and diluted	9,906,250	9,850,000

Other comprehensive income (loss), net of tax
Net unrealized (loss) on available for sale securities	10,400	$–
Total other comprehensive income (loss), net of tax

Comprehensive gain (loss)	$(103,456)	$21,972

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31, 2016 and 2015

Expressed in U.S. Dollars

	2016	2015
Cash flows from operating activities
Net income for the period	$(113,856)	$36,395
Adjustments to reconcile net income to net cash provided by operating activities
Accounts Receivable	68,270	–
Stock based compensation	49,200	–
Depreciation and amortization	4,265	–
Changes in operating assets and liabilities
Prepaid Expenses	(30,289)	(8,750)
Prepaid Rent	5,750	–
Proceeds from note receivable	–	128,123
Accounts payable	25,237	(17,688)
Accrued tax and other liabilities	–	(1,184)
Net cash earned from operating activities	8,577	136,896

Cash flows from investing activities
Purchase of fixed assets	–	–
AFS Securities Investment	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities
Common Stock	–	10,000
Net cash provided by financing activities	–	10,000

Net increase in cash and cash equivalents	8,577	146,896
Cash and cash equivalents - beginning of year	262,146	54,511
Cash and cash equivalents - end of period	$270,723	$201,407

Supplemental disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the financial statements

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash Flows – During the quarters ending March 31, 2016 and 2015, the Company primarily utilized cash and cash equivalents and profits from operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $270,723 and $262,146 classified as cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

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

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing revenues are recorded at the time the milestone result in the funds being due being achieved, services are delivered and payment is reasonably assured. Licensing revenues are generally collected from 30 to 60 days after the invoice is sent. As of March 31, 2016 and 2015, the Company had accounts receivable of $15,469 and $83,739, respectively. There is no allowance for doubtful accounts as the Company has historically collected 100% of receivables due to the nature of the ongoing relationship with clients.

AFS Securities: Investments available for sale is comprised of publicly traded stock purchased as an investment. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term. Our investment securities consist of available-for-sale instruments which include $50,400 of equity in publicly traded companies. All of our available-for-sale securities are Level 1. Realized gains and losses on these securities will be included in “other income (expense)” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCT).

Prepaid expenses: Prepaid expenses at March 31, 2016 and December 31, 2015 were $59,426 and $29,137, respectively and were primarily related to major cannabis event the Company is sponsoring.

Prepaid rent: Prepaid rent at March 31, 2016 and December 31, 2015 was $3,834 and $9,584, respectively and were comprised of prepayment made for the corporate offices in Denver.

Accounts payable: Accounts payable at March 31, 2016 and December 31, 2015 was $33,952 and $8,715, respectively and were comprised of operating accounts payable for various professional services incurred during the ordinary course of business.

Accrued tax and other liabilities: Accrued liabilities was comprised of accrued taxes of $13,200 on March 31, 2015 and December 31, 2015.

Fair Value of Financial Instruments: The carrying amounts of cash and current assets and liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Available for sale securities are recorded at current market value as of the date of this report.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $12,492 and $8,005 during the three months ended March 31, 2016 and 2015, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the company’s stock being traded the Company used the most recent valuation. The company recognized $49,200 in expenses for stock based compensation to employees through direct stock grants of 120,000 shares in the quarter ended March 31, 2016 and 0 shares in the quarter ended March 31, 2015.

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

3.	Recent Accounting Pronouncements

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

The Company’s initial authorized stock at inception was 1,000,000 common shares, par value $0.001 per share. In 2015 the company subsequently amended its Articles of Incorporation to increase its authorized shares to 90,000,000 Common Shares, par value $0.001 per share and 10,000,000 preferred shares, par value $0.001 per share.

During the time in which the Company was establishing its operations it issued 4,199,000 shares of Common Stock to various individuals as founders for prior services completed which was valued at par value, resulting in the Company booking stock based expense of $4,199.

During the time in which the Company was establishing it operations it issued 5,331,000 shares of Common Stock to various individuals for a license agreement valued at par value resulting in the Company recognizing a purchased asset of $5,331.

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

At December 31, 2014, the Company had 9,840,000 shares outstanding.

On March 17, 2015, 10,000 shares of Common Stock were sold to one investor as part of the private offering commencing in November 2014 in exchange for $10,000 cash.

During the second quarter of 2015, the Company issued 50,000 shares of Common Stock to an individual in consideration for their services rendered in support of the Company resulting in the Company recognizing compensation expense of $50,000 based upon a per share price of $1.00 per share realized in the most recent private offering.

On July 1, 2015, the Company issued 72,500 shares of Common Stock to four different individuals in consideration for their services rendered in support of the Company, resulting in recognizing compensation expense of $29,725 based upon an independent valuation determining the value of shares at $0.41 per share.

At December 31, 2015, the Company had 9,972,500 shares outstanding.

On January 4, 2016, the Company issued 120,000 shares of Common Stock to various individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $49,200 based upon an independent valuation determining the value of shares at $0.41 per share.

At March 31, 2016, the Company had 10,092,500 shares outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	March 31, 2016	December 31, 2015
Furniture & Fixtures	$11,526	$11,526
Marketing Display	42,681	42,681
	54,207	54,207
Less: Accumulated Depreciation	(10,220)	(6,088)
	$43,987	$48,119

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates.

Furniture & fixtures	3 years
Marketing Display	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the periods ending March 31, 2016 and 2015 was $4,133 and $0, respectively.

6.	Intangible Asset

On May 1, 2014, the Company entered into a non-exclusive Technology License Agreement with Futurevision, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation, dba Medicine Man Denver (“Medicine Man Denver”), a company owned and controlled by affiliates of the Company, whereby Medicine Man Denver granted a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future). As payment for the license rights the Company issued Medicine Man Denver (or its designees) 5,331,000 shares of the Company’s common stock. The Company accounted for this license in accordance with ASC 350-30-30 “Intangibles – Goodwill and Other by recognizing the fair value of the amount paid by the company for the asset at the time of purchase. Since the Company has a limited operating history, management determined to use par value as the value recognized for the transaction. Since the term of the initial license agreement is ten (10) years, the cost of the asset will be recognized on a straight line basis over the life of the agreement. In addition, each period the Company will evaluate the intangible asset for impairment. As of December 31, 2014 no impairment was deemed necessary.

	March 31, 2016	December 31, 2015
License Agreement	$5,300	$5,300
Less: accumulated amortization	(1,193)	(530)
	$4,107	$4,770

Amortization expense for the periods ending March 31, 2016 and 2015 was $133 and $133, respectively.

7.	Related Party Transactions:

The Company operates from offices at 4880 Havana St, Suite 100S, Denver CO 80239, which consists of an executive office and access to a conference room via an oral sub-lease with one of its founding partners, ChineseInvestors.COM.

During 2015 and 2016 the Company had a verbal agreement with Chineseinvestors.com Inc. and Futurevistion to share employees time while the majority of their salary was covered by these related companies. Medicine Man Technologies also paid the individuals a modest stipend for their time. This agreement is currently still in place which allows the Company to utilize employees at a lower cost than would otherwise be possible.

8.	Net Income (Loss) per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's March 31, 2016 and 2015 basic and diluted earnings/(loss) per share $(0.01) and $0.00, respectively.

9.	Commitments and Concentrations:

At March 31, 2016 and December 31, 2015 the Company had no financially material commitments or concentrations.

10.	Tax Provision:

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

As the Company generated a loss from operations in the three-month period ended March 31, 2015 the Company did not recognize any additional tax expense.

11.	Subsequent event:

Subsequent to quarter end the Company has had no financially material transactions outside of the normal course of business.

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

We commenced our business on May 1, 2014 and currently generate revenues derived from licensing agreements with cannabis related entities, as well as sponsoring seminars offered to the cannabis industry. As of the date of this report we have or have had 42 fee generating clients in 14 different states.

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 4880 Havana Street, Suite 102 South, Denver, Colorado 80239, telephone (303) 371-0387. Our website address is www.medicinemantechnologies.com.

Results of Operations

Results of Operations for the three months ended March 31, 2016 and 2015

During the three months ended March 31, 2016, we generated revenues of $199,615, including consulting/licensing fees of $194,235, with the balance of fees arising from our participation in cannabis seminars.

Cost of services, consisting of expense related to delivery of services, was $137,441 during the three months ended March 31, 2016, compared to $29,000 during the comparable period in 2015, this increase was largely driven by a payment of approximately $50,000 to directly hire another company to assist with applications during a high production season. Operating expenses during the three months ended March 31, 2016, were $176,030, including general and administrative expense of $114,338, compared to operating expenses of $49,501 incurred during the three months ended March 31, 2015, an increase of $64,837. Increased operating expenses included additional cost incurred related to being a publicly traded company, increased travel and conference show expenses which accounted for approximately $30,000 of the increased expenses combined, as well as $12,492 in advertising expense incurred during the three months ended March 31, 2016, compared to advertising expenses of $8,005 during the corresponding period in 2015. Advertising expense increased as a result of there being more states who had approved or had pending legislation authorizing legalization of cannabis, either medical, recreational or both. We also incurred $49,200 in stock based compensation relating to shares issued for services during the three-month period ended March 31, 2016 (120,000 shares at $.41 per share), that we did not incur during the similar period in 2015.

As a result, we generated net loss of $113,856 during the three months ended March 31, 2016 (approximately ($0.01) per share), compared to net income of $ 21,972 during the three months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, we had $270,723 in cash on hand.

Net cash generated by operating activities was $8,577 during the three-month period ended March 31, 2016, compared to $136,986 for the similar period in 2015, a decrease of $128,409. While no assurances can be provided, we anticipate we will continue to generate positive cash flow from operations.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016 and December 31, 2014.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are is not a party to any legal proceeding that we believes will have a material adverse effect upon its business or financial position, nor has any such action been threatened against us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In January 2016, we issued an aggregate of 120,000 shares of our Common Stock in favor of 16 persons in exchange for services. We relied upon the exemption from registration provided by Section 4(a)(1) of the Securities Act of 1933, as amended, to issue these shares. We did not receive any proceeds from the issuance of these shares.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

______________________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICINE MAN TECHNOLOGIES, INC.

Dated: May 16, 2016	By:	/s/ Andrew Williams
Andrew Williams
Chief Executive Officer

Dated: May 16, 2016	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

