Form 10-Q
period 2016-06-30
Medicine Man Technologies, Inc.
filed 2016-08-15
CIK 1622879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 14, 2016, there were 10,092,500 shares of common stock, par value $0.001 issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	(unaudited)	(audited)
	June 30, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$37,612	$262,146
Accounts Receivable	13,292	83,739
AFS Securities	34,400	40,000
Short term note receivable	100,000	–
Prepaid Expense	65,486	38,721
Total current assets	250,790	424,606

Non-current assets
Property and equipment, net	39,853	48,119
Intangible Assets: License Agreement, net	3,974	4,240
Total non-current assets	43,827	52,359

Total assets	$294,617	$476,965

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$8,999	$8,715
Accrued tax and other liabilities	487	13,200
Total current liabilities	9,486	21,915

Total liabilities	9,486	21,915

Commitments and Contingencies, note 5
Shareholders’ equity
Preferred stock $0.001 par value, 10,000,000 authorized, none issued and outstanding at June 30, 2016 and December 31, 2015
Common stock $0.001 par value, 90,000,000 authorized, 10,092,500 and 9,972,500 were issued and outstanding June 30, 2016 and December 31, 2015, respectively	10,093	9,973
Additional paid-in capital	448,362	399,282
Accumulated other comprehensive (loss)	(15,600)	(10,000)
Accumulated equity	(157,724)	55,795
Total Shareholders' equity	285,131	455,050

Total liabilities and stockholders’ equity	$294,617	$476,965

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

(UNAUDITED)

For the Three Months Ended June 30, 2016 and 2015

Expressed in U.S. Dollars

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues
Licensing Fees	$142,986	$234,699	$337,221	$334,699
Seminar Fees	6,780	16,867	12,160	24,942
Total revenue	149,766	251,566	349,381	359,641

Cost of services	44,177	58,500	181,618	87,500

Gross profit	105,589	193,066	167,763	272,141

Operating expenses
General and administrative	197,879	118,907	312,217	102,275
Stock based compensation expense	–	–	49,200	50,000
Advertising	9,180	14,564	21,672	30,829
Total operating expenses	207,059	133,471	383,089	183,104

(Loss) income from operations	(101,470)	59,595	(215,326)	89,037

Other income/expense
Interest Income	(1,808)	(1,250)	(1,808)	(8,071)
Tax Expense	–	–	–	14,423
Total other expense	(1,808)	(1,250)	(1,808)	6,352

Net (loss) income	$(99,662)	$60,845	$(213,518)	$82,685

Earnings per share attributable to common shareholders:
Basic and diluted (loss)/earnings per share	$(0.01)	$0.01	$(0.02)	$0.01
Weighted average number of shares outstanding - basic and diluted	10,092,500	9,850,000	10,031,875	9,850,000

Other comprehensive income (loss), net of tax
Net unrealized (loss) on available for sale securities	$(16,000)	$–	$(5,600)	$–
Total other comprehensive income (loss), net of tax	(16,000)	–	–	–

Comprehensive gain (loss)	$(115,662)	$60,845	$(219,118)	$82,685

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended June 30, 2016 and 2015

Expressed in U.S. Dollars

	2016	2015
Cash flows from operating activities
Net income for the period	$(213,518)	$82,685
Adjustments to reconcile net income to net cash provided by operating activities
Stock based compensation	49,200	50,000
Depreciation and amortization	8,531	548
Changes in operating assets and liabilities
Short term note receivable	(100,000)	–
Accounts Receivable	70,447	–
Other assets	(26,765)	(51,249)
Accounts payable and other liabilities	(12,429)	(5,836)
Net cash (used) generated from operating activities	(224,534)	76,148

Cash flows from investing activities
Purchase of fixed assets	–	(13,460)
Proceeds from note receivable - MMPC (net)	–	253,123
Net cash generated (used) in investing activities	–	239,663

Cash flows from financing activities
Common Stock	–	10,000
Net cash provided by financing activities	–	10,000

Net (decrease)/increase in cash and cash equivalents	(224,534)	325,811
Cash and cash equivalents - beginning of year	262,146	54,510
Cash and cash equivalents - end of period	$37,612	$380,321

Supplemental disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

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

Cash Flows – During the quarters ending June 30, 2016 and 2015, the Company primarily utilized cash and cash equivalents and profits from operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $37,612 and $262,146 classified as cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

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

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing revenues are recorded at the time the milestone result in the funds being due being achieved, services are delivered and payment is reasonably assured. Licensing revenues are generally collected from 30 to 60 days after the invoice is sent. As of June 30, 2016 and 2015, the Company had accounts receivable of $13,292 and $83,739, respectively. There is no allowance for doubtful accounts as the Company has historically collected 100% of receivables due to the nature of the ongoing relationship with clients.

AFS Securities: Investments available for sale is comprised of publicly traded stock purchased as an investment. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term. Our investment securities at June 30, 2016 consist of available-for-sale instruments which include $34,400 of equity in publicly traded companies. All of our available-for-sale securities are Level 1. Realized gains and losses on these securities will be included in “other income (expense)” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCT).

Short term note receivable: Note receivable were comprised of a $100,000 loan issued to an organization that owns Funk Sack, Inc. This loan will convert into an investment and will not be repaid if the Company acquires Funk Sack, Inc. The loan was issued May 6, 2016 and was initially due to be repaid 60 days later if the acquisition did not move forward. Subsequent to year-end the company extended the term of this loan through completion of due diligence.

Other assets: Other assets at June 30, 2016 and December 31, 2015 were $65,486 and $38,721, respectively and included $63,678 in prepaid expenses related to prepaid rent and prepaid registrations fees for major cannabis event the Company is sponsoring and $1,808 in accrued interest due as of June 30, 2016.

Accounts payable: Accounts payable at June 30, 2016 and December 31, 2015 was $8,999 and $8,715, respectively and were comprised of operating accounts payable for various professional services incurred during the ordinary course of business.

Accrued tax and other liabilities: Accrued liabilities was comprised of accrued taxes of $487 and $13,200 on June 30, 2016 and December 31, 2015.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $21,672 and $30,829 during the six months ended June 30, 2016 and 2015, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the company’s stock being traded the Company used the most recent valuation. The company recognized $49,200 in expenses for stock based compensation to employees through direct stock grants of 120,000 shares in the six month period ended June 30, 2016 and $50,000 in expenses from the issuance of 50,000 shares in the similar period ended June 30, 2015.

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

At June 30, 2016, the Company had 10,092,500 common shares outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	June 30, 2016	December 31, 2015
Furniture & Fixtures	$11,526	$11,526
Marketing Display	$42,681	$42,681
	$54,207	$54,207
Less: Accumulated Depreciation	$(14,354)	$(6,088)
	$39,853	$48,119

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates.

Furniture & fixtures	3 years
Marketing Display	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the six month periods ending June 30, 2016 and 2015 was $8,266 and $266, respectively.

6.	Intangible Asset

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

	June 30, 2016	December 31, 2015
License Agreement	$5,300	$5,300
Less: accumulated amortization	(1,326)	(1,060)
	$3,974	$4,240

Amortization expense for the periods ending June 30, 2016 and 2015 was $133 and $133, respectively.

7.	Related Party Transactions:

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

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's June 30, 2016 and 2015 basic and diluted earnings/(loss) per share $(0.02) and $0.01, respectively.

9.	Commitments and Concentrations:

At June 30, 2016 and December 31, 2015 the Company had no financially material commitments or concentrations.

10.	Tax Provision:

The effective tax rate in the periods represented is the results of various tax jurisdictions that apply a broad range of income tax rate.

The Company is registered in the State of Colorado and is subject to the United States of America tax law. As of December 31, 2015, the Company had incurred income on a tax basis resulting in the Company calculating that it owed $9,744 to the federal government at December 31, 2015 and $2,418 at December 31, 2014. In addition, the Company owed the State of Colorado $2,731 at December 31, 2015. The Federal tax is shown on the income statement as tax expense and accrued as a current accrued liability on the balance sheet. Federal and state taxes due were paid in the second quarter of 2015 and reduced the accrued tax reflected on the balance sheet.

As the Company generated a loss from operations in the six-month period ended June 30, 2016 the Company did not recognize any additional tax expense.

11.	Subsequent event:

Subsequent to quarter end the Company modified the loan with Capital G Ltd and issued an additional $30,000 loan toward the total $250,000 it has committed to make available to the group that owns Funk Sac. The company has committed to extend an additional $120,000 by October 15th 2016 as part of its acquisition of this entity. However, if the company terminates its plans to acquire this entity it is not required to loan the additional $120,000.

Subsequent to quarter end the Company entered an agreement to acquire Pono Publications, Ltd. And Success Nutrients pending completion of due diligence currently projected to be in fourth quarter of the current year. The Company has agreed to issue seven million (7,000,000) shares of its common stock to complete these acquisitions.

Subsequent to this filing, the Company has entered into a commitment to raise additional capital through a convertible debt (two year term) and having a conversion privilege based upon the lower cost of 1) $1.75 per share or 2) upon notice, 10% discount to any trailing five day average volume weighted average price (VWAP) and has already secured commitments for the 1st $500,000 in funding from four accredited investors, of which $150,000 has already been deposited.

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

Results of Operations

Results of Operations for the six months ended June 30, 2016 and 2015

Revenue has been very consistent from year to year. During the six months ended June 30, 2016, we generated revenues of $349,381, including consulting/licensing fees of $337,221, with the balance of fees arising from our participation in cannabis seminars. In the six months ended June 30, 2015 revenue generated was $359,641 with $334,699 generated through consulting/licensing fees and $24,942 derived from Seminar fees. The Company expects to recognize substantial deferred income in future quarters related to existing service agreementsf that have payment triggers based upon new state legislation, specifically Oregon, California, Pennsylvania and Nevada.

Cost of services, consisting of expense related to delivery of services, was $181,618 during the six months ended June 30, 2016, compared to $87,500 during the comparable period in 2015, this increase was largely driven by a payment of approximately $50,000 to directly hire another company to assist with applications during a high production season. In addition during the first quarter of this year the company incurred fairly high expenses working to develop its business in Hawaii which was an expense state to travel to and to conduct business in. Operating expenses during the six months ended June 30, 2016, were $383,089, including general and administrative expense of $312,217, compared to operating expenses of $183,104 incurred during the six months ended March 31, 2015, an increase of $199,985. Increased operating expenses included additional cost incurred related to being a publicly traded company, increased travel and conference show, as well as $30,829 in advertising expense incurred during the six months ended June 30, 2016, compared to advertising expenses of $21,672 during the corresponding period in 2015. Advertising expense increased as a result of there being more states who had approved or had pending legislation authorizing legalization of cannabis, either medical, recreational or both. We also incurred $49,200 in stock based compensation relating to shares issued for services during the six-month period ended June 30, 2016 (120,000 shares at $.41 per share) compared to $50,000 in stock based compensation related to shares issued for serviced during the six months ended June 30, 2015 (50,000 shares at $1.00 per share) during the similar period in 2015. Overall the Company has spent additional funds to advance it brand and marketing presence as well as beginning to invest in due diligence in support of potential acquisitions.

As a result, we generated net loss of $213,518 during the six months ended June 30, 2016 (approximately ($0.02) per share), compared to net income of $82,685 during the six months ended June 31, 2015.

As the Company continues to focus on expanding its branding warehouse concept, it will begin to require capital beyond its ability to support through normal cash flow sources. Over time these investments will begin to require less capital and be spread out over an ever increasing corporate structure integrating various acquisitions as wholly owned subsidiary operations, all supporting a common brand and marketing strategy. Additionally, our ability to evolve into a low cost public company entity will generate even better value to our shareholders as we are eliminating duplication of all of the various related costs and services.

Liquidity and Capital Resources

At June 30, 2016, we had $37,612 in cash on hand.

Net cash used by operating activities was $224,534 during the six-month period ended June 30, 2016, compared to cash earned from operating activities of $76,148 for the similar period in 2015, a decrease of $300,682. We anticipate we will continue to generate negative cash flow from operations until such time as we complete at least one of several potential acquisitions.

Between November 2014 and March 2015 we undertook a private offering of our Common Stock wherein we sold 270,000 shares of our Common Stock for gross proceeds of $270,000 ($1.00 per share) to 4 non-accredited and 23 “accredited” investors, as that term is defined under the Securities Act of 1933.

The company is currently in process of securing additional $500,000 in capital in return for issuing debt which can be converted into the company’s common stock. It is expected, though not assured, that this additional cash infusion will provide meet the cash requirements of the company until such time as it will again start generating positive cash flow for its operations. However, if we are unable to secure this financing or generate profits from our operations or elect to expand our operations or otherwise require additional capital, we have no agreement with any third party to provide us the same and there can be no assurances that we will be able to raise any capital, either debt or equity on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended June 30, 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016 and December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

MEDICINE MAN TECHNOLOGIES, INC.

Dated: August 15, 2016	By:	/s/ Andrew Williams
Andrew Williams
Chief Executive Officer

Dated: August 15, 2016	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

