Form 10-Q/A
period 2016-06-30
Medicine Man Technologies, Inc.
filed 2016-08-19
CIK 1622879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A1

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

As of August 18 , 2016, there were 10,092,500 shares of our common stock, par value $0.001 issued and outstanding.

MEDICINE MAN TECHNOLOGIES, INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This amended Quarterly Report on Form 10-Q /A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this amended Quarterly Report on Form 10-Q /A .

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEET

	(unaudited)	(audited)
	June 30, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$37,612	$262,146
Accounts Receivable	13,292	83,739
AFS Securities	34,400	40,000
Short term note receivable	100,000	–
Prepaid Expense	65,486	38,721
Total current assets	250,790	424,606

Non-current assets
Property and equipment, net	39,853	48,119
Intangible Assets: License Agreement, net	3,974	4,240
Total non-current assets	43,827	52,359

Total assets	$294,617	$476,965

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$8,999	$8,715
Accrued tax and other liabilities	487	13,200
Total current liabilities	9,486	21,915

Total liabilities	9,486	21,915

Commitments and Contingencies, note 5
Shareholders’ equity
Preferred stock $0.001 par value, 10,000,000 authorized, none issued and outstanding at June 30, 2016 and December 31, 2015
Common stock $0.001 par value, 90,000,000 authorized, 10,092,500 and 9,972,500 were issued and outstanding June 30, 2016 and December 31, 2015, respectively	10,093	9,973
Additional paid-in capital	448,362	399,282
Accumulated other comprehensive (loss)	(15,600)	(10,000)
Accumulated equity (deficit)	(157,724)	55,795
Total Shareholders' equity	285,131	455,050

Total liabilities and stockholders’ equity	$294,617	$476,965

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

(UNAUDITED)

For the Three and Six Months Ended June 30, 2016 and 2015

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

For the Six Months Ended June 30, 2016 and 2015

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

See accompanying notes to the financial statements

Organization and Nature of Operations:

Business Description – Business Activity: Medicine Man Technologies Inc. (the "Company") is a Nevada corporation incorporated on March 20, 2014. The Company is a cannabis consulting company providing consulting services for cannabis growing technologies and methodologies, as well as retail operations of cannabis products.

1.	Liquidity and Capital Resources:

Cash Flows – During the periods ended June 30, 2016 and 2015, the Company primarily utilized cash and cash equivalents and profits from operations to fund its operations.

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

Basis of Presentation: These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements.

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

Short term note receivable: Note receivable were comprised of a $100,000 loan issued to an organization that owns Funk Sack, Inc. This loan will convert into an investment and will not be repaid if the Company acquires Funk Sack, Inc. The loan was issued May 6, 2016 and was initially due to be repaid 60 days later if the acquisition did not move forward. Subsequent to June 30, 2016 the Company extended the term of this loan through completion of due diligence.

Other assets: Other assets at June 30, 2016 and December 31, 2015 were $65,486 and $38,721, respectively and included $63,678 in prepaid expenses related to prepaid rent and prepaid registrations fees for major cannabis events the Company is sponsoring and $1,808 in accrued interest due as of June 30, 2016.

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

During 2015 and 2016, the Company had a verbal agreement with Chineseinvestors.com Inc. and Futurevistion to share employee time while the majority of their salary was covered by these related companies. The Company also paid the individuals a modest stipend for their time. This agreement is currently still in place which allows the Company to utilize employees at a lower cost than would otherwise be possible.

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

At June 30, 2016 and December 31, 2015, the Company had no financially material commitments or concentrations.

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

As the Company generated a loss from operations in the six-month period ended June 30, 2016, the Company did not recognize any additional tax expense.

11.	Subsequent events:

On July 26, 2016, the Company executed a non-binding term sheet to acquire Capital G Ltd and its 3 subsidiaries including Funk Sac LLC. As part of the terms, the Company agreed to loan Capital 6 an aggregate of $250,000. As of the date of this report, the Company has loaned the principal amount of $130,000.

Effective August 10, 2016 the Company entered an agreement to acquire Pono Publications, Ltd. and Success Nutrients, Inc. pending completion of due diligence and execution of definitive agreements, which are expected to occur by year end. If and when this occurs, of which there can be no assurance, the Company has agreed to issue seven million (7,000,000) shares of its Common Stock to complete these acquisitions.

Subsequent to June 30, 2016, the Company entered into a commitment to raise additional capital through issuance of convertible debt (two year term) and having a conversion privilege based upon the lower cost of 1) $1.75 per share or 2) upon notice, 10% discount to any trailing five day average volume weighted average price (VWAP) and has already secured commitments for the 1st $500,000 in funding from four accredited investors, of which $150,000 has already been subscribed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

We were incorporated on March 20, 2014, in the State of Nevada. On May 1, 2014, we entered into an exclusive Technology License Agreement with Futurevision, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation (“Medicine Man Denver”) whereby Medicine Man Denver granted us a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “Medicine Man Denver License Agreement”).

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

Results of Operations

Comparison of Results of Operations for the six months ended June 30, 2016 and 2015

Thus far in our short history revenue has been relatively consistent. During the six months ended June 30, 2016, we generated revenues of $349,381, including consulting/licensing fees of $337,221, with the balance of fees arising from our participation in cannabis seminars. In the six months ended June 30, 2015, we generated revenue of $359,641, with $334,699 generated through consulting/licensing fees and $24,942 derived from seminar fees. We expect to recognize substantial deferred income in future quarters related to existing service agreements that have payment triggers based upon new state legislation, specifically in Oregon, California, Pennsylvania and Nevada.

Cost of services, consisting of expense related to delivery of services, was $181,618 during the six months ended June 30, 2016, compared to $87,500 during the comparable period in 2015. This increase was largely driven by a consulting fee payment of approximately $50,000 to assist us with applications during a high production season. It is anticipated that this was a one-time occurrence unless unexpected similar events arise in the future. In addition, during the first quarter of this year we incurred fairly high expenses working to develop our business in Hawaii which was an expensive state to travel to and to conduct business in.

Operating expenses during the six months ended June 30, 2016, were $383,089, including general and administrative expense of $312,217, compared to operating expenses of $183,104 incurred during the six months ended June 30, 2015, an increase of $199,985. Increased operating expenses included increased compensation, as the number of paid employees, including management, increased from one to four during the six months ended June 330, 2016 compared to the similar period in 2015 due to our increased client base, approximately $50,000 in additional professional fees incurred related to our being a publicly traded, reporting company and approximately $100,000 in increased travel and costs associated with attendance at conferences and industry shows, as well as $30,829 in advertising expense incurred during the six months ended June 30, 2016, compared to advertising expenses of $21,672 during the corresponding period in 2015. Advertising expense increased as a result of there being more states who had approved or had pending legislation authorizing legalization of cannabis, either medical, recreational or both. We also incurred $49,200 in stock based compensation relating to shares issued for services during the six-month period ended June 30, 2016 (120,000 shares at $.41 per share) compared to $50,000 in stock based compensation related to shares issued for serviced during the six months ended June 30, 2015 (50,000 shares at $1.00 per share) during the similar period in 2015.

As a result, we generated net loss of $213,518 during the six months ended June 30, 2016 (approximately ($0.02) per share), compared to net income of $82,685 during the six months ended June 31, 2015.

Comparison of Results of Operations for the three months ended June 30, 2016 and 2015

During the three months ended June 30, 2016, we generated revenues of $149,766, including consulting/licensing fees of $142,986, with the balance of fees arising from our participation in cannabis seminars, compared to $251,566 of revenue in the three months ended June 30, 2015 including consulting/licensing fees $234,699, with the balance for revenues being generated by our seminar fees. This decrease in revenues was not as a result of decreased client base noting as of June 30, 2015 we had a total of 11 active clients. As of June 30, 2016, we had 20 active clients.  Rather, we believe this decrease in revenues was attributable to both increased accounts receivable which was $83,739 at June 30, 2016 compared to $13,292 at June 30, 2015, and a variance in our contracts that provide for payment of our fees that is primarily based upon the actual delivery of services.  Due to the nature of our business we believe that our quarterly and annual revenues and gross margins will continue to fluctuate and are not indicative of sustainable revenue and margin levels we expect to achieve. Therefore, until we achieve higher sustainable revenue levels, payment obligations pursuant to the terms of our agreements with our clients could have a material impact on revenue comparisons from period to period.

Cost of services, consisting of expense related to delivery of services, was $44,177 during the three months ended June 30, 2016, compared to $58,500 during the comparable period in 2015, this decrease was related to the general decrease in revenues for the period.

Operating expenses during the three months ended June 30, 2016, were $207,059, including general and administrative expense of $197,879, compared to operating expenses of $133,471, including $118,907 of general and administrative expenses, incurred during the three months ended June 30, 2015, an increase of $73,588. Increased general and administrative expenses included increased compensation, as the number of paid employees, including management, increased from one to four during the three months ended June 330, 2016 compared to the similar period in 2015 due to our increased client base, an increase of $19,142 in additional professional cost incurred related to being a fully reporting publicly traded company, increased travel and conference show expenses of approximately $46,000 and an increase of approximately $13,000 in rent and other general and administrative expense. We expect general and administrative expenses will continue to gradually increase as our operations grow. This increase was slightly offset by a decrease in advertising expenses, from $14,564 to $9,180 in the period ended June 30, 2016 compared to the corresponding period in 2015.

As a result, we generated net loss from operations of $101,470 during the three months ended June 30, 2016 (approximately ($0.01) per share), compared to net income of $59,595 during the three months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, we had $37,612 in cash.

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

We intend to continue to focus on expanding our branding warehouse concept. As part of this effort and as previously reported, we have executed term sheets to engage in the acquisition of various unrelated entities that we believe are synergistic to our current business. Relevant thereto, our efforts to close these acquisitions and the respective terms of some of these acquisitions require us to raise up to $500,000 in additional capital over and above what we anticipate to generate from our business operations. As of the date of this report we are in the process of finalizing up to $500,000 in additional capital in the form of convertible debt. We expect, though not assured, that this additional cash infusion will meet our cash requirements until such time as we assimilate these new acquisitions and again start generating positive cash flow from operations. However, if we are unable to secure this financing or generate profits from our operations or elect to expand our operations, we have no agreement with any third party to provide us with any debt or equity capital and there can be no assurances that we will be able to raise any capital, either debt or equity , on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

While no assurances can be provided, we believe that over time our business operations will require less capital as we being generating profits. Our intent continues to be integrating various acquisitions, all supporting a common brand and marketing strategy.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2016.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In January 2016, we issued an aggregate of 120,000 shares of our Common Stock in favor of 16 persons in exchange for services. We relied upon the exemption from registration provided by Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, to issue these shares. We did not receive any proceeds from the issuance of these shares.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICINE MAN TECHNOLOGIES, INC.

Dated: August 18, 2016	By:	/s/ Andrew Williams
Andrew Williams
Chief Executive Officer

Dated: August 18, 2016	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

