Form 10-Q
period 2016-09-30
Medicine Man Technologies, Inc.
filed 2016-11-14
CIK 1622879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 10,092,500 shares of common stock, par value $0.001 issued and outstanding.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	(unaudited)	(audited)
	September 30, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$91,948	$262,146
Accounts Receivable	25,000	83,739
AFS Securities	16,000	40,000
Short term note receivable	210,000	–
Prepaid Expense	71,450	38,721
Total current assets	414,398	424,606

Non-current assets
Property and equipment, net	35,721	48,119
Intangible Assets: License Agreement, net	3,841	4,240
Total non-current assets	39,562	52,359

Total assets	$453,960	$476,965

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$–	$8,715
Accrued tax and other liabilities	18,475	13,200
Short Term Loan	150,000	–
Total current liabilities	168,475	21,915

Total liabilities	168,475	21,915

Commitments and Contingencies, note 5
Shareholders’ equity
Preferred stock $0.001 par value, 10,000,000 authorized, none issued and outstanding at September 30, 2016 or December 31, 2015
Common stock $0.001 par value, 90,000,000 authorized, 10,092,500 and 9,972,500 were issued and outstanding September 30, 2016 and December 31, 2015, respectively	10,093	9,973
Additional paid-in capital	448,362	399,282
Accumulated other comprehensive (loss)	(34,000)	(10,000)
Accumulated equity	(138,970)	55,795
Total Shareholders' equity	285,485	455,050

Total liabilities and stockholders’ equity	$453,960	$476,965

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Operating revenues
Consulting Fees	$6,000	$–	$6,000	$–
Licensing Fees	227,500	210,000	564,135	544,699
Seminar Fees	3,093	31,140	15,253	56,081
Total revenue	236,593	241,140	585,388	600,780

Cost of services	83,209	35,603	264,826	121,925

Gross profit	153,384	205,537	320,562	478,855

Operating expenses
General and administrative	$94,099	$119,718	$405,731	$223,172
Stock based compensation expense	–	29,725	49,200	79,725
Allowance for doubtful accounts	5,792	–	5,792	–
Advertising	39,869	5,646	61,541	36,475
Total operating expenses	139,760	155,089	522,264	339,372

(Loss) income from operations	13,624	50,448	(201,702)	139,483

Other income/expense
Interest Income	$(5,128)	$–	$(6,936)	$(8,071)
Tax Expense	–	–	–	14,423
Total other expense	(5,128)	–	(6,936)	6,352

Net (loss) income	$18,752	$50,448	$(194,766)	$133,131

Earnings per share attributable to common shareholders:
Basic and diluted (loss)/earnings per share	$0.00	$0.01	$(0.02)	$0.01
Weighted average number of shares outstanding - basic and diluted	9,976,146	9,927,992	9,997,664	9,900,595

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities
Net income for the period	$(194,766)	$133,131
Adjustments to reconcile net income to net cash provided by operating activities
Stock based compensation	49,200	79,725
Depreciation and amortization	12,797	2,351
Changes in operating assets and liabilities
Short Term Note Receivable	(210,000)	–
Accounts Receivable	58,739	–
Other assets	(32,729)	(78,406)
Accounts payable and other liabilities	(3,439)	(5,254)
Net cash (used) generated from operating activities	(320,198)	131,547

Cash flows from investing activities
Purchase of fixed assets	–	(54,207)
Proceeds from note receivable - MMPC (net)	–	253,123
Net cash generated (used) in investing activities	–	198,916

Cash flows from financing activities
Common Stock	–	10,000
Short Term Debt	150,000	–
Net cash provided by financing activities	150,000	10,000

Net (decrease)/increase in cash and cash equivalents	(170,198)	340,463
Cash and cash equivalents - beginning of period	262,146	54,510
Cash and cash equivalents - end of period	$91,948	$394,973

Supplemental disclosures
Interest paid	$1,976	$–
Income taxes paid	$–	$–

See accompanying notes to the financial statements

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Organization and Nature of Operations:

Business Description – Business Activity: Medicine Man Technologies Inc. (the "Company") is a Colorado corporation incorporated on March 20, 2014. The Company is a cannabis consulting company providing services related to cost efficient cannabis cultivation technologies focusing on quality as well as safety, retail operations related to the delivery of cannabis related products, and other related business lines as described in our operating strategic vision outlined below.

The Company also intends to continue to expand its presence within the cannabis industry through acquisition of affiliated and unaffiliated synergistic businesses.

1.	Liquidity and Capital Resources:

Cash Flows – During the quarters ending September 30, 2016 and 2015, the Company primarily utilized cash and cash equivalents and profits from operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $91,948 and $262,146 classified as cash and cash equivalents as of September 30, 2016 and December 31, 2015, respectively.

2.	Critical Accounting Policies and Estimates:

Basis of Presentation: The accompanying condensed balance sheet as of December 31, 2015, has been derived from audited financial statements. The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing revenues are recorded at the time the milestone result in the funds being due being achieved, services are delivered and payment is reasonably assured. Licensing revenues are generally collected from 30 to 60 days after the invoice is sent. As of September 30, 2016, and December 31, 2015, the Company had accounts receivable of $25,000 and $83,739, respectively. The company wrote off $5,792 of its accounts receivable in the current quarter. Allowance for doubtful accounts is currently zero as all receivables are less than 60 days old. The company will continue to evaluate the need for recognizing an additional allowance in the future.

AFS Securities: Investments available for sale is comprised of publicly traded stock purchased as an investment. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all its marketable securities as short-term. Our investment securities at September 30, 2016 consist of available-for-sale instruments which include $16,000 of equity in publicly traded companies. All our available-for-sale securities are Level 1. Realized gains and losses on these securities will be included in “other income (expense)” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCT).

Short term note receivable: Note receivable were comprised of a $210,000 loan issued to an organization that owns Funk Sack, Inc. The earns interest at 12% per year and is due November 1, 2017. At any point, at the lenders sole discretion, before the due date this note can be converted into members interest in the borrow. This loan will convert into an investment and will not be repaid if the Company acquires the borrower. The loans initial funding of $40,000 was issued May 6, 2016 and is due to be repaid on November 1, 2017.

Other assets: Other assets at September 30, 2016 and December 31, 2015 were $71,450 and $38,721, respectively and included $18,168 in prepaid rent and $46,346 prepaid registrations fees for major cannabis events the Company is sponsoring and advertising costs. There was $6,936 in accrued interest due as of September 30, 2016.

Accounts payable: Accounts payable at September 30, 2016 and December 31, 2015 was $0 and $8,715, respectively and were comprised of operating accounts payable for various professional services incurred during the ordinary course of business.

Accrued tax and other liabilities: Accrued tax and other liabilities at September 30, 2016 and December 2015 were $18,475 and $13,200. This was comprised of accrued taxes of $487, accrued interest expense of $1,726 and $16,262 in accrued expense.

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

Revenue recognition and related allowances: Revenue from licensing services is recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved. Revenue from seminar fees is related to one day seminars and is recognized as earned at the completion of the seminar. All revenue is measured at fair value.

Costs of Services Sold – Costs of services sold are comprised of direct salaries and related expenses incurred while supporting the implementation of licensing agreements and related services.

General & Administrative Expenses – General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s services.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $61,540 and $36,475 during the nine months ended September 30, 2016 and 2015, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the company’s stock being traded the Company used the most recent valuation. The company recognized $49,200 in expenses for stock based compensation to employees through direct stock grants of 120,000 shares in the nine-month period ended September 30, 2016 and $79,725 in expenses from the issuance of 122,500 shares in the similar period ended September 30, 2015.

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

At September 30, 2016, the Company had 10,092,500 common shares outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	September 30, 2016	December 31, 2015
Furniture & Fixtures	$11,526	$11,526
Marketing Display	42,681	42,681
	54,207	54,207
Less: Accumulated Depreciation	(18,486)	(6,088)
	$35,721	$48,119

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture & Fixtures	3 years
Marketing Display	3 years
Leasehold Improvements	Term of the lease

Depreciation expense for the nine month periods ending September 30, 2016 and 2015 was $12,399 and $1,954, respectively.

6.	Intangible Asset

On May 1, 2014, the Company entered into a non-exclusive Technology License Agreement with Futurevision, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation, dba Medicine Man Denver (“Medicine Man Denver”), a company owned and controlled by affiliates of the Company, whereby Medicine Man Denver granted a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future). As payment for the license rights the Company issued Medicine Man Denver (or its designees) 5,331,000 shares of the Company’s common stock. The Company accounted for this license in accordance with ASC 350-30-30 “Intangibles – Goodwill and Other by recognizing the fair value of the amount paid by the company for the asset at the time of purchase. Since the Company has a limited operating history, management determined to use par value as the value recognized for the transaction. Since the term of the initial license agreement is ten (10) years, the cost of the asset will be recognized on a straight-line basis over the life of the agreement. In addition, each period the Company will evaluate the intangible asset for impairment. As of December 31, 2014, no impairment was deemed necessary.

Amortization expense for the periods ending September 30, 2016 and 2015 was $399 and $397, respectively.

	September 30, 2016	December 31, 2015
License Agreement	$5,300	$5,300
Less: accumulated amortization	(1,459)	(1,060)
	$3,841	$4,240

7.	Related Party Transactions:

The Company operates from offices at 4880 Havana St, Suite 100S, Denver CO 80239, which was originally subleased from Chineseinvestors.com, Inc. In the current quarter the Company agreed to assume the lease from Chineseinvestors.com, Inc.

During 2015 and part of 2016, the Company had a verbal agreement with Chineseinvestors.com Inc. and Futurevistion to share employees time while the majority of their salary was covered by these related companies. The Company also paid the individuals a modest stipend for their time. While this agreement was in place through September 30, 2016, the 4th quarter of operations the Company will be adding new employees as well as converting such other employees from these two common contributors directly to its own payroll as described in the subsequent event notes as needed to further its operating as well as growth requirements. It should also be noted that in August 2016 one of the ChineseInvestors.COM team members converted to full time employment with the Company, increasing the number of full time paid employees to three.

8.	Net Income (Loss) per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's quarterly earnings for the period ended September 30, 2016 and 2015 basic and diluted earnings/(loss) per share $0.00 and $0.01, respectively.

9.	Commitments and Concentrations:

Office Lease – Denver, Colorado – In the third quarter the Company entered into a sub-lease for office space in Denver, Colorado whereby it took over 100% of the lease obligation for the office space in Denver, CO from Chineseinvestors.com, Inc. At the same time the Company subleased 42.5% of the space to another related party, Future Vision, for the term of the lease on a prorate basis. The lease period started June 1, 2015 and will terminate May 31, 2018, resulting in the following future commitments:

2016 fiscal year	$11,680
2017 fiscal year	47,691
2018 fiscal year	20,181

10.	Tax Provision:

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

As the Company generated a loss from operations in the nine-month period ended September 30, 2016 the Company did not recognize any additional tax expense.

11.	Subsequent event:

In October 2016, the Company modified the loan with Capital G Ltd. and issued an additional $110,000 loan toward the total $250,000 it has committed to make available to the group that owns Funk Sac. The Company committed to extend an additional $40,000 once due diligence is completed which is expected to be by the end of the year. However, if the Company terminates its plans to acquire this entity it is not required to loan the additional $40,000.

In October 2016, the Company entered a material interim operating agreement with Pono Publications, Ltd. and Success Nutrients pending completion of its due diligence, which is currently projected to occur in fourth quarter of 2016. The Company has agreed to issue seven million (7,000,000) shares of its Common Stock to complete these acquisitions.

In October 2016, the Company converted Mr. Brett Roper, COO and Founder of the Company, to a full-time role for the Company.

On or about October 14, 2016, the Company’ issued an aggregate of 260,000 shares of its Common Stock to fourteen different individuals in recognition of services and other value provided to the Company.. The closing price on the date of the stock award was $1.70. As a result, the Company will recognize compensation expense of $442,000 in the fourth quarter of 2016.

In October 2016, the Company closed a private offering of convertible notes in the principal amount of $1,000,000. These notes accrue interest at the rate of 12% per annum, with interest payable quarterly. The Notes may be converted into Common Stock at the lower of $1.75 per share or 90% of the five day VWAP upon advance notice provided by the note holder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

Medicine Man Technologies Inc. (“we.” “us,” “our” or the "Company") was incorporated on March 20, 2014, in the State of Nevada. On May 1, 2014, we entered into an exclusive Technology License Agreement with Medicine Man Denver, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation (“Medicine Man Denver”) whereby Medicine Man Denver granted us a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “Medicine Man Denver License Agreement”).

We commenced our business on May 1, 2014 and currently generate revenues derived from licensing agreements with cannabis related entities, as well as sponsoring seminars offered to the cannabis industry and other business endeavors related to our core competencies. As of the date of this report we have or have had 45 fee generating clients in 14 different states.

We are currently a cannabis consulting company providing services related to cost efficient cannabis cultivation technologies focusing on quality as well as safety, retail operations related to the delivery of cannabis related products, and other related business lines as described in our operating strategic vision outlined hereinbelow.

One of the key components of our current business plan includes acquisition of unaffiliated and affiliated synergistic companies. As we have previously disclosed in our SEC filings, we intend to aggregate new business opportunities into our corporate fabric in a manner that does not diminish the various companies or brands we will be partnering with, but rather enhances it. Suitable candidates for consideration will have ongoing operations within similar or complementary segments of the cannabis industry, such as the Pono Publications and Success Nutrient acquisitions previously announced by us.

Our management believes that the selection and subsequent due diligence process will enable both the acquisition candidate and us to mutually benefit from the proposed transaction. This belief is supported by the following factors:

•	consolidation of assets in order to allow us to qualify for listing on a national exchange. We believe this to be very important to our continued growth, as such listing is expected to offer us the opportunity to create relationships with institutions, investment banker and other sources of capital to facilitate our anticipated expansion;
•	where applicable, consolidation of marketing efforts in order to take advantage of cost savings strategies;
•	enhanced operating and reporting cost efficiencies that are expected to become available through the aggregation of these acquisitions; and
•	development of a full spectrum of products and services deliverable to the general cannabusiness marketplace through careful segmentation of the marketplace as a whole.

Pono Publications and Success Nutrients, both Colorado corporations, are heavily involved in cultivation activities. More specifically, these acquisitions will also allow us to offer enhanced cultivation consulting as well as an extraordinary nutrient line that has been developed specifically for cannabis cultivation use. While we remain optimistic that we will successfully consummate these acquisitions, we are still engaged in performing our due diligence. As previously reported, we recently entered into a temporary operating agreement that should allow us to effectively bridge the time required to successfully complete these acquisitions while allowing all parties to begin to take advantage of common operating element advantages as well as enjoy compensation opportunities driven by this new relationship.

One of the new products developed in cooperation with this new partner referred to as Cultivation MAX, a service we will be launching shortly designed to increase the efficiency as well as yields of an existing cultivation operation in states where such operations are lawful wherein we will be able to achieve increased revenues for our client based upon the improvement of cultivation yields. Our clients will not have any obligation to provide additional compensation to us for ongoing operations unless they achieve improved cultivation outcomes. In addition to design and deployment revenue (nutrients included) we will receive for these services fees based upon the margin of improvement yields typical to our industry on a pre-agreed to performance metric reflected in grams per watt, pounds per light, or grams per square foot of flower canopy.

While no assurances can be provided, we believe our new cultivation performance metrics as achieved through this new partnership will provide extraordinary value to the industry as a whole for those able to recognize that cost of operations and quality will eventually define who thrives or just survives in this industry.

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 4880 Havana Street, Suite 102 South, Denver, Colorado 80239, telephone (303) 371-0387. Our website address is www.medicinemantechnologies.com.

Results of Operations

Comparison of Results of Operations for the nine months ended September 30, 2016 and 2015

During the nine months ended September 30, 2016, we generated revenues of $568,388, including consulting/licensing fees of $553,221, with the balance of fees arising from our participation in cannabis seminars, compared to revenue of $623,787 during the similar period in 2015, a decrease of $55,314. This decrease was primarily attributable to a decrease of $15,252 in revenue derived from seminar fees during the nine months ended September 30, 2016 due to our participation is less seminars. Based upon executed consulting agreements, we expect to recognize substantial deferred income in future quarters related to existing service agreements that have payment triggers based upon new state legislation in Oregon, California, Pennsylvania and Nevada.

Cost of services, consisting of expense related to delivery of services, was $264,825 during the nine months ended September 30, 2016, compared to $157,250 during the comparable period in 2015, an increase of $107,575. This increase was largely driven by a one-time payment of approximately $50,000 to another company to assist us with applications during a high production season. In addition, during the first quarter of 2016 we incurred extraordinary expenses working to develop our business in Hawaii.

Operating expenses during the nine months ended September 30, 2016, were $510,123, including general and administrative expense of $504,261, compared to operating expenses of $330,544 incurred during the nine months ended September 30, 2015, an increase of $179,157. Increased operating expenses included additional professional fees of $15,869 incurred during the relevant period in 2016 related to being a publicly traded company, $86,683 in increased travel, including costs associated with our business expansion into Hawaii and conference show costs, as well as $61,540 in advertising expense incurred during the nine months ended September 30, 2016, compared to advertising expenses of $12,107 during the corresponding period in 2015. Advertising expense increased because of there being more states who had approved or had pending legislation authorizing legalization of cannabis, either medical, recreational or both. We also incurred $49,200 in stock based compensation relating to shares issued for services during the nine-month period ended September 30, 2016 (120,000 shares at $.41 per share) compared to $50,000 in stock based compensation related to shares issued for serviced during the nine months ended September 30, 2015 (50,000 shares at $1.00 per share) during the similar period in 2015. Overall, we spent additional funds to advance our brand and marketing presence, as well as beginning due diligence of potential acquisitions.

As a result, we generated net loss of $206,475 during the nine months ended September 30, 2016 (approximately ($0.02) per share), compared to net income of $135,993 during the nine months ended September 30, 2015.

Comparison of Results of Operations for the three months ended September 30, 2016 and 2015

During the three months ended September 30, 2016, we generated revenues of $236,593, including consulting/licensing fees of $233,500, with the balance of fees arising from our participation in cannabis seminars, compared to revenue of $241,140 during the similar period in 2015, a decrease of $4,547. This nominal decrease was primarily attributable to a decrease of $28,047 in revenue derived from seminar fees during the three months ended September 30, 2016, due to our participation is less seminars. However, licensing fees increased by $27,000 during the three months ended September 30, 2016 compared to the similar period in 2015. Based upon executed consulting agreements, we expect to recognize substantial deferred income in future quarters related to existing service agreements that have payment triggers based upon new state legislation in Oregon, California, Pennsylvania and Nevada.

Cost of services, consisting of expense related to delivery of services, was $83,209 during the three months ended September 30, 2016, compared to $35,603 during the comparable period in 2015, an increase of $47,606.

Operating expenses during the three months ended September 30, 2016, were $139,760, including general and administrative expense of $94,099, compared to operating expenses of $155,089 incurred during the three months ended September 30, 2015, including general and administrative expense of $149,443, a decrease of $15,329. Included in these expenses were decreases of $22,548 in travel related expenses due to the completion of our services in Hawaii, and a decrease of $19,107 in professional fees incurred during this period, offset by increased office costs of $14,518 arising from our beginning to pay compensation to our COO.

As a result, we generated net income of $18,752 during the three months ended September 30, 2016 (approximately $0.00 per share), compared to net income of $50,448 during the three months ended September 30, 2015 (approximately ($0.01 per share).

Liquidity and Capital Resources

At September 30, 2016, we had $91,948 in cash on hand.

Net cash used by operating activities was $320,198 during the nine-month period ended September 30, 2016, compared to cash earned from operating activities of $131,547 for the similar period in 2015, a decrease of $451,745. We anticipate we will continue to generate negative cash flow from operations until we complete at least one of several potential acquisitions.

Between November 2014 and March 2015, we undertook a private offering of our Common Stock wherein we sold 270,000 shares of our Common Stock for gross proceeds of $270,000 ($1.00 per share) to 4 non-accredited and 23 “accredited” investors, as that term is defined under the Securities Act of 1933.

As we continue to focus on expanding our branding warehouse concept, we anticipated that we will begin to require infusion of additional capital even if we generate revenues from operations, of which there are no assurances. In response, in October 2016, we closed a private offering of convertible notes in the principal amount of $1,000,000. These notes accrue interest at the rate of 12% per annum, with interest payable quarterly. The notes may be converted into Common Stock at the lower of $1.75 per share or 90% of a five day VWAP upon advance notice provided by the note holder. It is expected, though not assured, that this additional cash infusion will meet our cash requirements until we again start generating positive cash flow from operations, of which there can be no assurance. However, if we require additional capital and cannot generate profits from our operations or we elect to expand our operations we have no agreement with any third party to provide us the same and there can be no assurances that we will be able to raise any capital, either debt or equity on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Subsequent Events

In October 2016, the Company modified the loan with Capital G Ltd. and issued an additional $110,000 loan toward the total $250,000 it has committed to make available to the group that owns Funk Sac. The Company has committed to extend an additional $40,000 once due diligence is completed which is expected to be by the end of the year.by October 15th, 2016 as part of its acquisition of this entity. However, if the Company terminates its plans to acquire this entity it is not required to loan the additional $40,000.

In October 2016, we closed a private offering of convertible notes in the principal amount of $1,000,000. These notes accrue interest at the rate of 12% per annum, with interest payable quarterly. The Notes may be converted into Common Stock at the election of the holder at a price equal to the lower of $1.75 per share or 90% of the five day VWAP upon advance notice provided by the note holder.

We have generated a total of ten new clients in the month of October, 2016, alone. These new clients include three new cultivation support and two new dispensary support licensing agreements with clients in Pennsylvania, two cultivation agreements in in Puerto Rico and one new general support services agreement with a Florida-based client. This fills our available capacities in Pennsylvania when added to our existing support commitments.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016 and December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any legal proceeding that we believe will have a material adverse effect upon its business or financial position, nor has any such action been threatened against us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any of our equity securities during the three months ended September 30, 2016.

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

MEDICINE MAN TECHNOLOGIES, INC.

Dated: November 14, 2016	By:	/s/ Andrew Williams
Andrew Williams
Chief Executive Officer

Dated: November 14, 2016	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

