Form 10-K
period 2016-12-31
Medicine Man Technologies, Inc.
filed 2017-04-17
CIK 1622879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-55450

MEDICINE MAN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5289499
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4880 Havana Street

Suite 201

Denver, Colorado 80239

(Address of principal executive offices)

(303) 371-0387

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2016 was $18,557,654.

As of April 13, 2017 the Registrant had 10,558,087 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 13, 2017, or such other date as may be selected in the future, are incorporated by reference in certain sections of PART III.

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

PART I

ITEM 1. BUSINESS

History

Medicine Man Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated on March 20, 2014, in the State of Nevada. On May 1, 2014, we entered into a non-exclusive Technology License Agreement with Futurevision, Inc., fka Medicine Man Production Corp., dba Medicine Man Denver (hereinafter, “Medicine Man Denver”) whereby Medicine Man Denver granted us a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “License Agreement”) in consideration for the issuance of 5,331,000 shares of our Common Stock. We accounted for this license in accordance with ASC 350-30-30 “Intangibles - Goodwill and Other” by recognizing the fair value of the amount paid by us for the asset at the time of purchase. Since we had a limited operating history, management elected to use the par value of our Common Stock as the value recognized for the transaction. Since the term of the License Agreement is ten (10) years, the cost of the asset will be recognized on a straight-line basis over the life of the License Agreement. In addition, we will evaluate the intangible asset for impairment every quarter. Medicine Man Denver is owned by some of our affiliates. See “Part II, Item 8, Financial Statements and Supplementary Data” and “Part III, Item 13, Certain Relationships and Related Transactions.”

Between November 2014 and March 2015, we undertook a private offering of our Common Stock wherein we sold 270,000 shares of our Common Stock for gross proceeds of $270,000 ($1.00 per share) to 4 non-accredited and 23 “accredited” investors, as that term is defined under the Securities Act of 1933, as amended.

In April 2015, we filed a registration statement with the Securities and Exchange Commission whereby we registered an aggregate of 1,619,000 shares of our Common Stock, including the 270,000 shares sold in our aforesaid private offering. This registration statement became effective on September 30, 2015. Thereafter, an application to trade our Common Stock was filed on our behalf with FINRA (Financial Industry Regulatory Association) and our Common Stock was approved for trading on the OTCQB on December 23, 2015. See Part II, Item 5, “Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.”

From October 2016 through February 2017, we engaged in a private offering of convertible notes to 11 accredited investors (as that term is defined under Rule 501, Regulation D of the Securities Act of 1933, as amended). These loans provide for a fixed or VWAP conversion option, bear an annual interest rate of 12% (simple), with interest paid quarterly and mature on December 31, 2018. We issued notes totaling $1,000,000. As of the date of this Report Convertible Notes aggregating $254,777 were converted to 155,687 shares of our Common Stock. These conversions were computed at both the floor value of $1.75 as well as at a VWAP value as allowable under the terms of the conversion rights. See “Notes to Financial Statements”.

License Agreement with Medicine Man Denver

Our license with Medicine Man Denver authorizes us to utilize certain technology relating to various proprietary processes they developed relating to the commercial growth, cultivation, marketing and dispensing of medical and recreational marijuana. These processes were assigned to us for establishing a business to monetize services and intellectual property related to the cannabis industry. These processes include what we consider to be a unique cultivation facility of a Variable Capacity, Constant Harvest aseptic design, which refers to our ability to throttle production as needed to meet demand so we can best manage our costs of operations in consideration of the ever-changing market conditions. For example, should the market begin to show signs of slowing we can slow down our production to meet demand while continuing to constantly (daily) harvest plants. This agreement allows Medicine Man Technologies, Inc. to continue to access any future improvements as may be developed by Medicine Man Denver over the duration of our licensing commitment.

In early 2016, our management recognized the business model under which we were operating had reached its initial goal in achieving a basic proof of concept. We believe this is reflected by our consulting services provided to clients in those states which have adopted legislation and regulations legalizing marijuana. We believe we have established a strong client base and reputation from which to begin expanding our ‘Brand Warehouse’ concept. During the second quarter of 2016, we began to implement the next stage of our business plan, the acquisition of synergistic cannabis companies, as well as the offering of new service lines and products.

Acquisition of Pono Publications, Inc. and Success Nutrients, Inc.

In April 2016, we were introduced to Joshua Haupt, a Denver based business person who had established both a positive reputation as a Colorado-licensed cultivator, a creator of a proprietary nutrient line and the author of a publication for home growers. Our management immediately recognized the potential mutual value offered through a consolidation of our best practices, design skills, and general industry presence combined with Mr. Haupt’s cultivation knowledge and nutrients line.

From our experience, in the cannabis industry the typical annual cultivation yields on a per square foot of indoor flower cultivation space generally have averaged 200 to 300 grams (MJardin study by Benjamin Franz published with the 2015 State of the Legal Marijuana Markets Fact Book co-published by Arc View and New Frontier). Based upon our due diligence, the process developed by Mr. Haupt currently averages more than twice that productivity at a much lower cost of operations.

By August 2016, the parties had negotiated agreeable terms for the acquisition of both of Mr. Haupt’s companies, Pono Publications Inc. (“Pono”) and Success Nutrients Inc. (“Success Nutrients”), and began to work together to develop an integration plan that would result in several new service and product offerings. In November 2016 we entered into a binding services contract emulating the relationship as described in our term sheet as a bridge to a final point in time wherein the acquisition could be completed.

During this interim time (November 2016 to February 2017), we began to co-market our new relationship and service lines using the new combination of design efficiencies for new licensing clients in several states as they began the application process and to implement our new business lines afforded by the acquisition of Pono and Success Nutrients, more fully described below in this section.

On February 27, 2017, we entered into a Merger Agreement with Pono Publications Ltd., as well as a Share Exchange Agreement with Success Nutrients, Inc., each a Colorado corporation, in order to facilitate our acquisition of both of these entities. The ratification of the acquisition of these companies requires the approval of the holders of a majority of our shareholders, which will be submitted for such approval at our annual shareholder meeting to be held in May 2017. If approved the relevant agreements provide that the effective date for accounting purposes will be March 1, 2016. Success Nutrients will become a wholly owned subsidiary of Medicine Man Technologies, Inc. and the business conducted by Pono will be incorporated into a newly formed wholly owned subsidiary, Medicine Man Consulting, Inc., which is also where we will continue to conduct our consulting service business.

These transactions will become effective upon the filing of Statement of Merger with the Secretary of State in Colorado and Statement of Share Exchange and Articles of Exchange with the Colorado Secretary and State and Nevada Secretary of State, respectively, which is expected to upon ratification by our shareholders. .

Upon effectiveness we will issue an aggregate of 7,000,000 shares of our Common Stock to the Pono and Success Nutrients stockholders in exchange for 100% of the issued and outstanding shares of each of their capital stock. All our current management will remain in place, but Charles Haupt will be added as a member of our Board of Directors and Josh Haupt will become our Chief Cultivation Officer.

Pono provides cultivation consulting services to the cannabis industry in Colorado and elsewhere. It is also the owner of a registered trademark, “Three A Light” through which it has published a book on how to cultivate marijuana. The Pono Publications Inc. brand includes the Three A Light™ cultivation publication with a ‘Professional Grade’ version used exclusively for both Three A Light™ and our current and future clients. This new cultivation protocol has already achieved yields in the 450-gram per square foot range of flowering canopy per year and is deployable in both greenhouse and indoor based cultivation facilities. See “Three A Light Publication (Home Version),” below.

The Success Nutrients brand provides one of the key underpinnings of the cultivation methodology and is essential to the overall Three A Light™ performance metric. With an investment of two years of research, development and intense testing, this product line was specifically formulated for the cannabis industry. See “Nutrient Products (Group 3),” below.

Our initial target market was directed to those states that had recently adopting regulations to allow for a state legal cannabis industry and helping groups or individuals successfully enter the marketplace. As a result of our pending acquisition of Pono and Success Nutrients, we have developed several new business lines in order to expand our market to include both new and existing cannabis businesses of any size. These new opportunities are discussed below. The combination of these two new businesses is expected to allow us to establish a cultivation improvement offering to our existing and future cultivation facility owners not yet able to achieve these performance levels. Adoption of this new methodology is also expected to allow our clients the ability to vastly improve their existing cultivation performance metrics while maintaining the highest quality product. There are no assurances this will occur.

We intend to utilize Pono’s intellectual property relating to cannabis cultivation in our cannabis consulting efforts. We also hope to continue to expand the distribution channels for the nutrient products offered by Success Nutrients. While no assurances can be provided, we anticipate increased revenues from the sale of nutrients, with increased revenues derived from increased outlets, plus revenues based upon Pono and Success Nutrients’ revenue history, from the sale of the book. In addition, as a result of the cannabis production historically produced from Josh Haupt’s cultivation locations, we intend to develop what we are referring to as “Cultivation Max”, which is a program we will be offering to both existing cannabis cultivation locations, as well as new clients generated from our cannabis consulting business. Our intention is to offer our expertise to these entities wherein we shall be paid a percentage of the increased production arising from the implementation of our systems by our clients. As of the date of this Report we have deployed our first Cultivation MAX client in Nevada.

Additional Acquisition Efforts

On July 26, 2016 we executed a non-binding Term Sheet whereby we reached an agreement to acquire Capital G Ltd., an Ohio limited liability company and its three wholly owned subsidiary companies, Funk Sac LLC, Commodogy LLC, and OdorNo LLC, in consideration for the issuance of an aggregate of 1.3 million shares of our Common Stock. The agreement was subject to our due diligence. Effective January 13, 2017, we mutually agreed not to proceed with this transaction.

As an additional incentive we provided loans to Capital G Ltd. in the aggregate principal amount of $250,000. The $250,000 loan bears 12% interest, offers an equity conversion option at our election, and matures on November 25, 2017. It is possible both parties may attempt to explore this potential acquisition opportunity again in the future. In the process of conducting our due diligence, we assisted Capital G Ltd. leadership to redefine its revenue model. The new revenue model is reported by their leadership to be very successful and helping their company’s sales to grow rapidly.

Our Current Business Groupings

As we evolve our various business lines and branding strategies we are working to align our service offerings and earned income into logical groupings. We have aligned them into three business units that will allow our potential clients and investors a better understanding of both our current and future operations. The specifics of these newly established groups are as follows:

Private Consultation Services; Education, Design, Business Plan, and New State Initiatives (Group 1)

In prior years, we have generated revenues from our consulting activities, as well as seminars we have conducted for prospective clients interested in entering the cannabis industry. During 2016, we began to limit these seminars and devote our resources to what we consider to be higher upside activities, including private consultation services and related matters. We expect these services to augment our existing seminar offerings and over time replace most of our local seminar offerings. Following is a description of these new services.

Two Hour Private Consulting Package

This package is designed for individuals and business owners that are interested in becoming involved in the cannabis industry but need more guidance and personal consultation when working to advance their own goals and industry knowledge to increase their chances of success in this industry. The 2-Hour Private Consultation Package includes a private one-on-one consultation with our consulting staff and/or ownership, as well as a private full tour of a medical and adult use dispensary operation and a 40,000 square foot cultivation facility owned by Medicine Man Denver.

This package sets the foundation for groups considering entering the cannabis space by providing real world examples of projects and cannabis industry marketplaces in which we have worked. The Two-Hour Private Consultation is also the main entry point for clients considering our services to have the opportunity to sit down with our team and learn more about our licensing services. Consultation fees collected are credited back to clients who proceed with our full licensing packages.

This package is recommended for individuals and business owners that need more guidance and personal consultation when working to advance their own goals in the cannabis industry and to increase their business’s success.

Three Hour (Plus) Private Consulting Package

Operating in the emerging cannabis industry requires experienced partners who can help clients avoid costly mistakes. Our team of professional consultants help clients navigate the process of becoming successful cannabis operators. Using our personal experience, expertise and proven methods, we believe clients will avoid many of the costly pitfalls of entering and operating in the space while maximizing their return on investment.

The Three Hour Private Consultation Package includes a private one-on-one consultation with our consulting staff and/or ownership, a private full tour of Medicine Man Denver’s medical and adult use dispensary operations and 40,000 square foot cultivation facility, a tour of the Three-A-Light facility, a basic pro forma to aid in clients financial modeling, a copy of the Three-A-Light cultivation manual written by Josh Haupt (a $500 value), and a Success Nutrients Starter Kit (a $320 Value).

This package is recommended for individuals and business owners who:

•	Are current cannabis cultivators but are not producing the yields and consistency they could be and are in need of guidance from our senior consultants and lead cultivation staff members on how to improve their performance and efficiencies.

•	Entrepreneurs who are interested in the cannabis industry and have the capital, connections and passion to become operators in the cannabis space but do not have intimate knowledge about the industry and need guidance in a number of areas in order to complete the state licensure process. We provide these client groups with high level guidance as it pertains to such things as complex state application processes, facility design, financial modeling, security, cultivation methodologies, pesticide and nutrient management plans, dispensary operations, inventory management, packaging and labeling and much more.

We also offer customized consulting services on an ad-hoc project basis that may include any or all elements as identified herein.

Seminar Offering Services

We offer seminars in emerging markets at our facilities in Denver, CO. The crash course seminars are designed to educate participants about the requirements associated with becoming licensed operators in their own geographic market, and include guidance and tips on navigating:

•	Industry opportunities
•	Medical and Recreational Market Trends
•	Cultivation Methodologies and Technology
•	Processing Methodologies and Technology
•	Extraction Technology
•	Dispensary Operations
•	Operating Pros and Cons
•	Security Requirements
•	Banking, Tax, and Finance
•	Real Estate Planning and Tips
•	License Application Planning and Tips
•	Advocacy, Outreach and Lobbying

The Denver-based seminars end with a tour of Medicine Man Denver’s cultivation and dispensary facilities, allowing participants to get a first-hand view of a fully compliant medical and recreational cultivation and dispensary operation.

We have been asked to provide key support and informational segments for the MJ Business ‘Crash Course’ to be held in Washington DC in May 2017 and are expected to be providing such seminar support in various states this year. We have already scheduled specialty seminars in North Carolina, Pennsylvania, and Michigan during 2017 and expect to add additional events throughout the year.

Facility Design and Financial Modeling Services

Facility Design

Our personnel have an aggregate of 46 years’ experience designing indoor, greenhouse and hybrid growing facilities as well as retail dispensaries. Our design team consists of an architect and a contracting firm that have a wealth of knowledge in the medical and recreational cannabis cultivation and retail space; having designed and constructed numerous facilities throughout the state of Colorado and other markets. Our team will collaborate with a client’s local architect and general contractor to develop an optimal design and construction plan that will meet all IBC and zoning codes while supporting the Variable Capacity Continuous Harvest model. Our team will provide all blue prints, lighting, tables, shelving specs and any other pertinent intellectual property, developed and refined by Medicine Man Denver.

We have experience in supporting multiple facility layouts and deployments, including both existing and new buildings. We have worked through both deployments and have extensive knowledge within industrial building environments. Based upon this experience we believe our documented designs and floor plans will ensure that a client’s facility will operate at maximum efficiency from day one, avoiding the multitude of costly mistakes made by many cannabis startups.

Financial Modeling

We help clients with financial modeling and pro forma financial statement development. This is a critical activity for every cannabis business irrespective of its age and size. For new enterprises, especially in the cannabis industry, the preparation of financial projections is integral to the business planning process.

Financial models are used to compile forecasts and budgets; to assess possible funding requirements; and to explore the likely financial consequences of alternative funding, marketing or operational strategies. They can also be used for business planning, raising finance, investment or funding appraisals, financial analysis, corporate planning etc. Used effectively, a financial model can help prevent major planning errors; identify or evaluate opportunities; attract external funding; provide strategic guidance; evaluate financial and development options and monitor progress.

New State Application Process Support Services (Template Support Based)

Our primary objective is to help clients deliver a positive customer experience with the utmost attention to product, public, and patient safety. We educate our clients on how to produce the highest quality products with the lowest cost of production, delivered to customers with great customer service on a consistent and safe basis. Through basic application support guidance elements we support our client’s efforts in pursuit of state-issued operating license. Our team provides a cultivation and/or dispensary elements as needed to demonstrate sufficiency within an application.

We have experience working within both competitive and non-competitive application environments. We have navigated the application process in several states, including: Colorado, Nevada, Illinois, New York, Maryland, Hawaii, Pennsylvania and Puerto Rico. As each state handles the process differently, we believe we bring a wealth of knowledge and experience in working through an application. We engage in an "on the ground" approach – ensuring clients receive support when it matters most. As a result, our clients have successfully filed winning cultivation and dispensary applications across several states.

Once a client has secured its state-issued operating license, we support their efforts to become fully operational through the licensing of our proprietary cultivation and dispensary methodologies on an as needed basis. Our team of seasoned consultants helps applicants navigate the process of pursuing state licensure and becoming a successful cannabis operation.

This service offering is generally provided as an ‘assembly needed’ product wherein we provide basic guidance elements for a particular state’s deployment initiative that can then be incorporated in to an application process.

Licensing Services (Full Service)

Through our licensing services we support a client’s efforts within a competitive or non-competitive state application process with the goal of securing a state-issued operating license. Once licensed, we help clients deploy state of the art facilities, train staff, implement standard operating procedures, and become operational.

Entities applying for medical and recreational operating licenses will have to demonstrate their ability to provide patient, product, and public safety while also maximizing their productivity to meet the forthcoming demand with high-quality, consistent products. As a result of the Pono and Success Nutrient acquisitions discussed above we now estimate that our cultivation processes have increased the per light productivity to an average of 3 pounds of dried, cured flower per 1,000W fixture. While this is applicable to the entire cannabis industry, we believe this is particularly invaluable in states which impose limits on canopy size or plant counts, or in instances in which operators have a limited space to cultivate. We treat cultivation like manufacturing, with the underlying principal that control of inputs, process, environment, and climate will yield consistent output, enabled by our supporting process.

With the licensing services included throughout the pre-application process clients are provided with the following:

•	Real estate sufficiency reviews and planning.
•	Facility design plans that client design build team can utilize in the creation of architectural and construction plans.
•	Pro forma for financial modeling.
•	Facility equipment list.
•	Organizational charts and job description information.
•	List of preferred third party vendors for consideration.
•	Application checklist once the final rules are published.
•	Narrative of a company’s operating plans for use in demonstrating qualification for state licensure.

With licensing services included throughout the post-application process clients are provided with:

•	Facility shop drawings (tables, racks, lighting systems, etc.).
•	Standard Operating Procedures.
•	Further design and deployment support related to facility construction.
•	On-site training within our Denver-based facilities.
•	On-site training at their facilities once operational.
•	On-going support for a period of five years including the ongoing dissemination of process improvements or adjustments to standard operating procedures.

Clients who successfully achieve state licensure may also engage us for managed facility support. This offering provides a turn-key solution for new operators, inclusive of support with pursuit of licensure, design and deployment of their facility, and ongoing management of the facility for a defined period.

Three-A-Light Publication (Home Version)

Pono was incorporated in the State of Colorado on February 16, 2015. It is the holder of all intellectual property rights relating to the cannabis cultivation of full scale commercial grow operations utilized and proposed to be utilized by our current and future clients. No patents have been filed to protect the various methods and expertise utilized for these commercial grows due to the federal prohibition on cannabis.

“Three-A-Light” is a tutorial for how to grow cannabis plants for the individual grower growing for his own benefit or caregiver growing for their patients in a limited way. The book is currently offered on Amazon at a price of $500 per copy. To date, approximately 1,100 books have been sold.

There are key differences between growing cannabis indoors and outdoors. While outdoor crops can yield more on a gross per plant basis, the quality of indoor cannabis cannot be matched and generally commands a premium price over indoor as well as greenhouse grown cannabis. This book teaches the secrets of getting the greatest yield without sacrificing quality and includes a step-by-step marijuana growing guide from seed to finished flower. It provides a simple approach to a painstaking and complex process. It contains illustrations on how to grow cannabis and covers the nine vital components of growing marijuana indoors in order to achieve the highest average yield per light.

The sale of “Three A Light” books advances the use of our cultivation techniques and our proprietary nutrients; provides brand exposure; and leads to potentially significant new service provider relationships.

It should be noted that our Three A Light Version is only made available to licensed or operational clients utilizing full cultivation support (Cultivation MAX).

As we continue to grow, amassing additional experience and knowledge (similar to our recent substantial gains in as represented by Three A Light and Success Nutrients), we believe we will continue to enjoy a competitive advantage within the industry over any other business providing a group of service offerings similar to our own. There are no assurances that this will happen.

As with our latest new product, Cultivation MAX we are now working with existing underperforming cultivation facility ownership groups wherein we provide access to our advanced knowledge and proprietary nutrients wherein we are only compensated on the delta achieved over their existing performance (generally less than 1.5 pounds a light or 350 grams of dried cured flower per square foot of flower canopy) while also guaranteeing through payment reduction that their existing cost per pound to cultivate will not increase.

We have demonstrated our commitment to excellence through continuous process improvement and readily learning from others (through acquisition and or cooperation). We believe this not only differentiates us in the marketplace, but will allow us to continue to substantially expand our client base and revenues. There are no assurances this will occur.

Existing Cultivation and Dispensary Operation (Group 2)

Cultivation Max Services

As the legal cannabis marketplace evolves and the price of products stabilizes there is an increasing need to control the cost of production and maximize a cultivation facility’s performance. Through our Cultivation Max services, our objective is to optimize an existing cultivation operator’s existing facilities to improve yield, consistency, quality, and efficiency in order to maximize its full production potential. The service is designed to enable existing operators to become highly efficient cultivators, allowing them to continually compete in a highly competitive landscape. Through the implementation of our proprietary cultivation methodology, facility and room design, plant and nutrient management we believe we can significantly improve existing performance within a client’s facility. We understand the uniqueness of existing facilities and we customize the approach to each project to meet our objective of mutually beneficial results.

Because we believe our customized approach will provide greater product yields we have structured our pricing model to provide us to earn revenue based on the delta of performance improvement beyond the baseline performance documented at the beginning of the engagement. The term of a Cultivation Max agreement as well as the percentage of revenue is determined on a per project basis. However, in the event we are unable to increase production to the degree we believe we can, it is possible our costs of operations will increase and we will not generate the revenues to cover our costs of operations. To date, this has not occurred.

Based upon our experiences to date and as an example of this performance delta over existing indoor as well as greenhouse based performance, it is generally known that existing indoor cultivation practices are considered best practices when achieving two (2) pounds per light in terms of dried cured flower per harvest cycle or approximately one (1) gram per watt. This is based upon five (5) to six (6) harvest cycles per year. A greenhouse will likely mimic this level of performance but generally may achieve fewer harvests per year. According to a recent MJardin Study (as included in the ArcView 2015 Annual Industry Report), average yields in terms of grams per square foot of flower canopy range between 168 and 282 grams annually. Current performance for the Three-A-Light Professional cultivation practice have generated approximately 700 grams per square foot of dried cured flower per square foot of flower space annually (based upon 5.5 harvests per year utilizing a thirty-two square (32) foot table supporting eight (8) plants that yields approximately nine (9) pounds per harvest or 5.5 times nine (9) pounds times 453 grams per pound divided by thirty-two (32) square feet or a total of approximately 700 grams per square foot per annual period) which we believe represents a substantial competitive advantage to our clients. However, while we are optimistic that future results will there are no guarantees that we will continue to generate the production described herein from our cultivation techniques.

This level of superior performance is based upon a proven cultivation practice that includes a very specific feeding and integrated pest management system that is hand managed and does not (at this time) have any reliance on automated technology since the overall operating cost per pound of dried cured flower more than offsets the use of additional labor. These results are based upon use of 1,000 watt double ended lamps that are substantially more efficient than this use of other lower operating cost lamps of an LED or other nature that can be three to four times more expensive from a capital deployment perspective.

Managed Facility Services

As we have grown the volume of requests from clients and prospective clients for full facility management has increased. As a result, we have structured a service offering to include organizational setup and interim management of client’s cultivation, processing, and dispensary facility(s). As part of the managed facilities services, we may provide the following:

1.	Oversee the hiring and training of the primary facility General Manager. This General Manager will oversee the hiring and training of market-based Cultivation Manager, Production Manager, and Dispensary Manager, as necessary, who may all train on-site in Colorado while client facilities are under construction.
2.	Provide organizational charts and job descriptions to aid client management team in hiring within their local market.

3.	If desired, embed a Senior Cultivation Team Member within the client’s facility for a defined period of time, beginning at a time mutually determined between us and the client. Upon completion of the service agreement, opportunity for full-time employment is typically made available to client.
4.	If desired, embed a Senior Processing Team Member within the client’s facility for a defined period of time, beginning at a time mutually determined between us and the client. Upon completion of the service agreement, opportunity for full-time employment is typically made available to client.
5.	If desired, embed a Senior Dispensary Team Member within the client’s facility for a defined period of time, beginning at a time mutually determined between us and the client. Upon completion of the service agreement, opportunity for full-time employment is typically made available to client.
6.	All costs for the above services to be covered by the client including time and expense.

Revenue for managed services is derived on a fee basis for ongoing support and also incentivized by production metrics tied to overall facility performance. These services are typically provided through a custom assessment and bidding process.

Nutrient Products (Group 3)

Success Nutrients

Success Nutrients was incorporated in Colorado on May 5, 2015. Since inception it has been engaged in the manufacturing and wholesale and retail distribution of nine different plant nutrients for cannabis, each of which comes in three separate sizes and which has been primarily marketed to the cannabis industry, more specifically, cultivation experts and other growers in the cannabis industry in Colorado. Each of its nine product lines are sold in three separate sizes, with retail pricing ranging from $25-$30 for small packages up to a range of $200-$300 for large packages.

The development of Success Nutrients product line was the result of consolidation of all the micro and macro nutrients found to produce the most grams of cannabis flower per square foot while achieving the highest quality possible. Until January 2017, operations were primarily directed towards the cannabis industry in the state of Colorado. Subsequently, Success Nutrient’s products were successfully registered with the state agricultural departments for California, Oregon, Washington, Arizona and Michigan, as well as in Canada. Prior to obtaining this registration these products were only able to be purchased online. As a result of being registered, all Success Nutrients products can now be displayed on retail shelves in those aforesaid states. We will continue to pursue product registration in other states and countries prioritizing those locations that provide greater market size for these products.

The Success Nutrients brand provides one of the key underpinnings of the cultivation methodology and is essential to the overall Three A Light TM performance metric, which is discussed more fully below under “Business of Pono.” With an investment of two years of research, development and intense testing, this product line was specifically formulated for the cannabis industry.

Our goal is to revolutionize modern cannabis gardening as it is currently known with an emphasis on stronger plants, healthy flowers and an overall cleaner product. Generally, growers of cannabis have been able to generate approximately 1.5 lbs per grow light. By using both the nutrients offered by Success Nutrients, together with the process offered by Pono, results have more than doubled in some cases. While no assurances can be provided that we will be able to duplicate these results, if successful we believe that this will add substantial growth to our existing cannabis consulting operation, especially as the cannabis industry continues to grow and expand as additional states approve the use and cultivation of medical and recreational marijuana. We believe that if we offer prospective new clients the opportunity to learn cultivation techniques that allow them to increase production over their competitors, our business will increase. As explained above, the combination of Success Nutrients and Pono techniques have directly resulted in the creation of a new line of consulting services that improve the performance of current cultivations.

Description of our Past and Existing Client Base

We have been actively involved in the state application process on behalf of our clients. To date we have actively participated in an application process in the following states: Colorado, California, Florida, Illinois, Nevada, New York, Maryland, Hawaii, Oregon, Pennsylvania and Puerto Rico. While we have won and lost in pursuit of a license, to date we have assisted clients in securing the following:

•	One Colorado cultivation license
•	Three Colorado dispensary licenses (Denver, Aurora, Thornton)
•	Two Illinois cultivation licenses
•	Four Illinois dispensary licenses
•	Two Nevada cultivation licenses
•	One Maryland processing license
•	One Maryland cultivation license
•	Three Maryland dispensary licenses
•	One Hawaii vertically integrated license noting the applicant was top scored in Kauai and was subsequently removed for investor background check violations

•	One Oregon Tier II Cultivation License and One Oregon Medical Cultivation License (outdoor)

In addition we have the following pending applications:

•	Eight Pennsylvania grower/processor licenses
•	Four pending Pennsylvania dispensary licenses
•	One Puerto Rico cultivation license

We are already generating new business opportunities in Michigan, Ohio, and Arkansas and have more recently initiated Cultivation MAX support services for a large Nevada client (500 light) which, over time may generate significant income for us.

As of the date of this Report we have or have had 41 fee generating clients in 14 different states and Puerto Rico.

Marketing

We conduct our marketing efforts by providing a presence at specifically targeted industry based events, as well as through Medicine Man Denver’s established industry presence as a successful cannabis company. We have been able to garner a substantial presence via this relationship. Because the cannabis industry is relatively new there are very few groups and companies who can identify themselves as having industry experience. We believe we are the exception as a result of our management’s experience with all aspects of the industry. See “Part II Item 10, Directors, Executive Officers and Corporate Governance.”

We are members of various industry groups and attend industry based conferences which are helpful to advancing our brand and skill sets. We created a marketing collateral materials bank and attended our first true marketing event in November 2014 at the Third National CannaBusiness Conference and Expo in Las Vegas and have continued to remain as Platinum Level Sponsors of those two events annually. The fall event this year (2017) will be held at the Las Vegas Convention Center and is expected to draw approximately 20,000 participants. We will continue to market our licensing and related services to the cannabis industry through participation in various trade show events, continual use of free public content through interviews with our principals such as currently provided on CNN and MSNBC, direct referrals from satisfied licensees or past clients, various web presence advertising options utilizing specific industry related web sites and google ad words, and additional measures we may choose to deploy from time to time.

We also continue to coalesce interest and a presence within the industry through participation in various events and through direct promotion which have become available to Medicine Man and the Williams family, including being featured in MSNBC’s ‘Pot Barons’ series and detailed inclusion in other outlets such as MSNBC, Inc. Magazine, Katie Couric Live, The Today Show, the BBC, CBS, NBC, LeMonde, ABC, HBO, and many other national and international media. We work to continually develop earned media sources noting elements of our licensor, Medicine Man Denver have been mentioned or featured in various national media sources many times since our inception in March 2014. In addition, members of our team are featured regularly as subject-matter experts, and appear as guest speakers; industry panel discussion members; and have been quoted or covered in full-feature articles in publications in both the U.S. and abroad. In addition to other national and industry publications, our professionals have most recently been quoted in US News and World Report, Inc. Magazine, CBE Press, and MJ Business Daily.

Joshua Haupt, via his Success Nutrients line as well as Pono Publications (Three-A-Light) has also been featured in many trade publications as well as at various cultivation show events nationally and has more recently been referred to as the ‘Steve Jobs’ of Marijuana (Civilized and Dope and High Times Magazines). His experience underscored by passion has allowed him to become one of the most prolific cultivators of cannabis in the country. More information about his businesses can be found at either www.threealight.com or www.successnutrients.com.

As we grow and mature with the cannabis industry we believe we will continue to identify new opportunities to expand our service offering groups. We are already working in harmony with other consultants within the industry who lack certain experience or skills through licensure of specific cultivation technologies, with specific protections and non-disclosure agreements in place. We do not provide our operations manual of training to potential licensees until they have a state granted license in place.

We continue to enhance our web presence (http://www.medicinemantechnologies.com/), including providing updates to our home page, and links to our SEC reports (through OTC Markets) and industry partners. While no assurances can be provided, we believe these upgrades will make our Internet presence more effective in the delivery of information related to our developing business.

We also intend to evaluate new business opportunities as they come to our attention through these various marketing activities as we continue to expand our brand warehouse and national presence in the cannabis industry. See “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

GROWTH BY ACQUISITION

As described above, we have executed applicable agreements to acquire Pono and SNI and are expecting these agreements to become effective upon approval from our shareholders. In the interim, we have entered into an interim service provider contract with Pono Publications and Success Nutrients paving the way for those acquisitions. We believe these particular acquisitions will allow us to expand our service lines, in addition to offering a proprietary cannabis specific nutrient line of our own that together with the Three-A-Light brand and book, will allow us to expand its value substantially to our current and future clients.

Ultimately, our intent is to become both a nationally (mid-term goal) and internationally (longer term goal) recognized cannabis company and brand warehouse. We are continuously monitoring other public cannabis companies and their operations. It now appears there are several public companies who generate revenue from the sale of cannabis products. Previously, we believed that it would be necessary for marijuana to be legal on the federal level before this could occur. This no longer appears to be the case.

Ideally, the initial transaction we would consider is the acquisition of Medicine Man Denver cultivation and dispensaries. However, in order to do so it would be necessary that a change in the regulatory standards being imposed by the State of Colorado limiting ownership in all cannabis related businesses to preclude public company ownership be eliminated. Until this occurs we will need to engage in an acquisition of an existing cannabis business in a state where the state law allows for public ownership of a cannabis company. While no assurances can be provided, we believe there are many synergistic cannabis operations both already in business and which will enter the industry as more states continue to adopt legalization who will be interested in being acquired by us. Our ability to eliminate duplication of general and administrative expenses; provide more centralized information marketing; and eliminate overlapping services offered will result in economies of scale. As of the date of this Report, we are beginning to identify additional potential acquisition opportunities but have not conducted any discussions with these companies yet. There are no definitive agreements in place relating to our acquiring any such business, and there can be no assurances that such agreements will be executed on favorable terms, or at all in the future.

We also plan to grow through the acquisition of related, complimentary businesses. In doing so we expect to increase revenues and profits by providing a broader range of services in vertical markets which are consolidated under one parent, thus realizing synergies between the brands to increase sales on multiple fronts; reducing overhead costs by streamlining operations; and eliminating duplicitous efforts and costs. There are no assurances that we will increase profitability if we are successful in acquiring other synergistic companies.

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

Management has begun to seek out and evaluate related, complimentary businesses for acquisition. The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards. Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation, including its financial statements, cash flow, debt, location and other material aspects of the candidate’s business. One of the principal reasons for our filing of our registration statement of which this Prospectus is a part and the filing of an application to list our securities for trading is our intention to utilize the issuance of our securities as part of the consideration that we will pay for these proposed acquisitions. If we are successful in our attempts to acquire synergistic companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.

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

Depending upon the nature of the acquisition, including the financial condition of the acquisition company, as a reporting company under the Securities Exchange Act of 1934 (the “34 Act”), it may be necessary for such acquisition candidate to provide independent audited financial statements. If so required, we will not acquire any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Additional business opportunities

The cannabis industry is developing rapidly. As it continues to develop we believe additional business opportunities will arise.

As an example, one aspect that we have identified is the opportunity to provide job placement services to our clients. We believe we are in a unique position as a result of our developing extensive contacts within the cannabis industry at all levels of operations, to utilize these contacts and industry knowledge to expand our business. As our clients move from planning to execution they have the need to fill key positions in cultivation and dispensary operations, and operations leadership. As of the date of this report we are currently taking initial steps to investigate the possibility of our providing a professional staffing function within Medicine Man Technologies to fulfill that need. However, we are not currently engaged in this aspect of the business and there are no assurances that we will expand our operations in this manner.

We are continuing to explore other opportunities as we have the resources and fit to achieve such consideration.

government regulations

Recent developments in the public company sector seem to suggest that as long as such companies engaging in actual ‘touching of the plant’ 1) disclose as fully as possible the risks associated with the industry, 2) maintain compliance with state and local regulations, and 3) work to ensure any such products containing THC are restricted to an adult marketplace for those 21 years and older they will be able to continue on as a public company entity noting recently in Pennsylvania a new state initiative for medical cannabis included language allowing a public company to hold a Pennsylvania Permit.

In spite of the recent industry concerns related to a change in the administration and while no assurances can be provided, we believe that the industry will be allowed to continue its growth and new state adoptions as this new administration has been on record as being in support of states’ rights and medical cannabis. However, in the event the federal government elects to change its current regulatory structure, including eliminating the Cole and Ogden memorandums adopted by the Obama Administration and enforce the current federal prohibition on cannabis, our business will be significantly negatively impacted.

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. We also should like to note that recently one public company (symbol TRTC) has recently acquired new business lines that do generate revenues from the direct sales of cannabis products and that should this (as well as others to be defined) practice be allowed under SEC reporting guidelines we also have begun to look at opportunities in this space.

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

As of the date of this report, 28 states and the District of Columbia allow their citizens to use Medical Marijuana, with Texas being the most recent state to add a medical initiative. Additionally, voters in the states of Colorado, Washington, Alaska, Oregon, California, Nevada, Maine, and Massachusetts have all approved legalization of cannabis for adult use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the Trump administration will not change the government’s policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to rigidly enforce the federal laws. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

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

For a comprehensive and up to date perspective on this process and current states and territories cannabis laws please refer to the following link: http://www.mpp.org/states/key-marijuana-policy-reform.html

In order to participate in either the medical or recreational sides of the marijuana industry in Colorado and elsewhere, all businesses and employees must obtain licenses from the state and, for businesses, local jurisdictions. Colorado issues four types of business licenses including cultivation, manufacturing, dispensing, and testing. In addition, all owners and employees must obtain an occupational license to be permitted to own or work in a facility. All applicants for licenses undergo a background investigation, including a criminal records check for all owners and employees.

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

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business.

Since the use of marijuana is illegal under federal law, many banks will not accept for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our clients to operate.

Employees

As of the date of this report we employees fifteen (15) full time employees and a number of specialty contractors providing support for various elements including media, marketing, state registration of nutrient products, website evolution and new app development.

None of our employees is represented by a labor union or a collective bargaining agreement. We consider our relations with our employees to be good.

Competition

We face competition from an ever-increasing number of consulting service providers in the cannabis industry. We currently know of at least thirty plus such providers in this space (down from 39 as noted in last year’s report), not including law firms and other professional entities. We are continually monitoring their progress and presence in the industry while working to continue to demonstrate our unique licensing offering.

Trademarks-Tradenames

We rely upon our various trademark, trade name, and intellectual property of our license partner Medicine Man Denver and will, in the future and as appropriate, develop such elements as we may determine valuable to our business. We also acknowledge that certain protections normally available to us related to design or other utility patents in the cannabis industry would not currently be enforceable under federal law. We attempt to protect our intellectual property via the deployment of non-disclosure agreements with both prospects and licensees. There are no assurances that these non-disclosure agreements will prevent a third party from infringing upon our rights.

Pono and SNI uses a combination of copyright, trade secret laws and confidentiality agreements to protect its proprietary intellectual property. We intend to aggressively register for patent protection if and when the federal government eliminates cannabis prohibition. Intellectual property counsel has advised that any effort to register a patent relating to the cultivation of marijuana would currently be unsuccessful.

Industry Analysis

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

In November 2016, the addition of eight (8) new states passing either a medical or adult use initiative pushes the number of states having active cannabis based legislation up to twenty-eight (28), not including Washington DC noting eight (8) of these states now include adult use components.

While there have been many observations and prognostications relative to the recent elections, there have been no specific new developments federally that would signal new levels of federal engagement or enforcement.

In Colorado the state has continued to set new sales growth related records, generating just over $1.3B in gross sales in FY 2016; a majority of those sales related to adult use and the robust tourist industry. It is noteworthy that these record sales occurred in a marketplace where the overall wholesale price market has experienced a significant drop off since the initiation of adult sales in early 2014. Wholesale flower has dropped from a high in early 2014 of $4,000+ a pound to approximately $1,400 a pound according to year end information provided by New Leaf Data Services.

While no assurances can be provided, we believe that over the next three to five years there will be as many as thirty-five to forty states adopting various types of cannabis legislation (medical and/or adult use) and if this happens, we believe that there will occur a certain tipping point by which the Federal Government will have to take some sort of stand on the legal status of cannabis. We also believe that due to the strong growth in the industry as a whole at the state level, the Federal Government will eventually de-schedule cannabis, similar to the alcoholic beverage prohibition repeal in the mid 1930’s, and as motivated by its citizenry decriminalize cannabis and regulate it under the auspices of some existing or newly formed agency.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal place of business is located at 4880 Havana Street, Suite 200, Denver, Colorado 80239. We moved to this location in March 2017. Our telephone number is (303) 371-0387. This space consists of 12,097 square feet of executive office space, common area, conference rooms, a kitchen, restroom and storage space. The lease term is 36 months (February 2020 expiration date). Until August 2017, we pay monthly rent of $6,479.60. From August 2017 through February 28, 2018, our rent escalates to $12,086.92 per month, increasing to $13,000 from March 2018 through February 2019 and to $14500 in June 2017 through May 2018. We also pay our percentage of base operating expenses. It is anticipated that this space shall be sufficient for our needs for the foreseeable future.

During 2016, we were located at the same address, but in Suite 101 South. This space consisted of approximately 3,500 square feet of executive offices, common work areas, conference rooms, a kitchen a restroom, and storage space located in a Class A office building. This space was subleased from ChineseInvestors.COM, formerly one of our principal shareholders, via pursuant to an oral agreement. We paid monthly rent of $1,600 for this space during 2016.

Success Nutrients Inc. is party to a lease at 6660 East 47th Ave Drive, Denver, CO, which consists of approximately 12,800 sq. ft. of office and warehouse space. Monthly base rent for this location is currently $7,200, which increases to $7,467 in December 2017, to $7,733 in December 2018 and to $8,000 in December 2019, running through November 30, 2020. Upon effectiveness of this acquisition we will assume this space and the related obligations. See “Part I, Item 1, Business – Acquisition of Pono and Success Nutrients Inc.”

ITEM 3. LEGAL PROCEEDINGS

To the best of our management’s knowledge and belief, there are no material claims that have been brought against us nor have there been any claims threatened.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Trading of our Common Stock commenced on the OTCQB on or about January 25, 2016. It currently trades under the symbol “MDCL.”

The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

March 31, 2016	$5.00	$1.66
June 30, 2016	$2.20	$1.36
September 31, 2016	$1.95	$1.50
December 31, 2016	$5.00	$1.55

As of April 13, 2017, the closing bid price of our Common Stock was $1.80.

Trading volume in our Common Stock varies from day to day. Because we do not have a high number of shares issued and outstanding, or eligible to trade, we believe we will continue to experience light volume that will expand over time as our revenues and profitability grow to sustainable levels.  As a result, the trading price of our Common Stock is subject to significant fluctuations.

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

Holders

As of the date of this report we had 220 holders of record of our Common Stock, not including those persons who hold their shares in a “street name.”

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

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov, as well as on our website,www.medicinemantechnologies.com

ITEM 6. SELECTED FINANCIAL DATA.

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

We commenced our business on May 1, 2014, and currently generate revenues derived from licensing agreements with cannabis related entities, as well as sponsoring seminars offered to the cannabis industry. See “Part I, Item I, Business.” On February 27, 2017, we entered into a Merger Agreement with Pono Publications Ltd. (“Pono”), as well as a Share Exchange Agreement with Success Nutrients, Inc. (“Success Nutrients”), each a Colorado corporation, in order to facilitate our acquisition of both of these entities. Upon ratification of these two agreements by our shareholders, which is expected to occur at our annual shareholder meeting to be held in May 2017, and the filing of various documents in Nevada and Colorado these agreements will become effective. The agreements provide for an effective date of March 1, 2017 for accounting purposes. See “Part I, Item 1, Business – Acquisition of Pono Publications and Success Nutrients.” Upon effectiveness of these acquisitions we expect to generate revenue from the sale of plant nutrients and book sales.

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 4880 Havana Street, Suite 200, Denver, Colorado 80239, telephone (303) 371-0387. Our website address is www.medicinemantechnologies.com.

Results Of Operations

Comparison of Results of Operations for our fiscal years ended December 31, 2016 and 2015

During our fiscal year ended December 31, 2016, we generated revenues of $631,456, including licensing fees of $589,721 and seminar fees of $41,735, compared to revenues of $835,777 during 2015, including licensing fees of $766,957 and seminar fees of $68,820, a decrease of $204,321. Revenues decreased during 2016 as a result of fewer clients, which we believe is a result of fewer new states adopting cannabis as a legal commodity and the related initial consulting work required to be successful in securing clients in these emerging markets. At the end of 2016 we had 27 active clients compared to 29 clients in 2015. Seminar revenues decreased due to a decrease in the number of scheduled seminars from 11 in 2015 to four in 2016, as we shifted our focus to the development of new business lines in addition to adding individual consultations which we believe will potentially replace all but the larger seminar events. Though we do not view training seminars as a primary source of revenue, we have found them to be a productive method to obtain new licensing clients.

While there are no assurances, we expect to see a significant increase in revenue in 2017 as the billing cycle of several clients we have worked with in the past will hit completion allowing us to recognize the revenues for the work we have been engaged in for those clients in early 2017. In addition, the new service lines provided by our acquisition of Pono and Success Nutrients are expected to significantly increase revenues.

We recognize income for licensing revenues upon set milestones being achieved, such as license approval or receiving the required business license. This can cause certain billing periods to be lower if those milestones are not achieved until after milestone is achieved, regardless of how close we may be to reaching the milestone and completing billings.

During 2016 our cost of services was $462,182, compared to $209,745 during 2015, an increase of $252,437. The primary cause of this increase was that we added several additional employees as well as moved two employees from part time to full time. In addition, we hired a subcontractor to assist us with several clients during an application time period that was compressed related to servicing our clients in Hawaii. We expect that our cost of goods sold will continue to increase as our total revenues increase.

General and administrative expenses increased slightly from $372,869 in 2015, to $382,641 in 2016. A portion of this increased cost was related to higher office rents. We utilized a larger space for the entire year in 2016 whereas we had used only a portion of the office space in 2015.

Operating expense also increased in 2016 compared to 2015. In 2016, we incurred total operating expense of $1,321,363, compared to $535,879, an increase of $785,484. This increase was primarily as a result of stock compensation expense, which was $627,200 in 2016, compared to $79,725 in 2015, an increase of $547,475 (687%). Advertising expenses increased by 274% to $311,522 in 2016, from $83,285 in 2015, an increase of $228,237. We also invested heavily in marketing as well as industry related event participation in FY 2016, participating in 14 different events as compared with 7 events in FY 2015. Our investment in brand awareness in these events generated significant new business for us in late 2016 that we believe will add to our revenue growth moving into 2017. This increase was expected as we continue to execute ours plan of becoming a brand warehouse. We intend to continue to invest heavily to strengthen our brand awareness and value.

Other expenses increased in 2016 to $312,184, from other income of $8,071 in 2015, due to several factors. We earned $14,016 in interest income from the Funk Sack note receivable in 2016 compared to interest income of $8,017 in 2015. However,, we recognized a net loss of $9,950 in 2016 upon the liquidation of an investment in a cannabis related stock. In 2016 we also recognized an aggregate of $123,179 in interest expense, with $102,907 of that expense as well as the entire $191,095 of loss on derivative liability being caused by the embedded derivative related to the $810,000 in convertible debt that was raised in 2016. Due to the provision in these notes that the price they will convert into stock at is based upon the trading price of the stock, we recognized these expenses though they have no cash impact. Excluding the noncash transactions related to the convertible note imbedded derivative and stock based compensation, our net loss would have been only $543,071.

As a result, we generated a net loss in 2016 of $1,464,273 (approximately $0.14 per share), compared to a net income of $85,749 ($0.01 per share) in 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $351,524.

Net cash used by operating activities was $741,477 during the year ended December 31, 2016, compared to $301,843 earned in 2015, a decrease of $1,043,320 from 2015. While no assurances can be provided, we anticipate we will transition back to generating positive cash flow from operations in 2017.

Cash flows provided by investing activities was $20,855 in 2016, compared to cash used of $104,207 in 2015.

Cash flows from financing activities was $810,000 in 2016, compared to $10,000 in 2015. In 2016 we undertook a private offering of convertible debt wherein we raised $810,000 by December 31, 2016. In 2015, we only sold shares of our Common Stock for gross proceeds of $10,000 ($1.00 per share) to 1 “accredited” investor, as that term is defined under the Securities Act of 1933.

This increase in debt was anticipated by management’s forecast of operational needs in the summer of 2016 as the result of our additional growth in our staffing and marketing costs moving ahead to better position us as we completed our acquisitions of Pono Publications and Success Nutrients.

From October 2016 through February 2017, we engaged in a private offering of convertible notes to 11 accredited investors (as that term is defined under Rule 501, Regulation D of the Securities Act of 1933, as amended). These loans provide for a fixed or VW AP conversion option, bear an annual interest rate of 12% (simple), with interest paid quarterly and mature on December 31, 2018. We issued notes totaling $1,000,000. As of the date of this Report, Convertible Notes aggregating $254,777 were converted to 155,687 shares of our Common Stock. These conversions were computed at both the floor value of $1. 75 as well as at a VW AP value as allowable under the terms of the conversion rights. See "Notes to Financial Statements."

As we continue to grow we expect to continue to raise additional capital through the issuance of debt, equity or the combination of the two. As of the date of this report we have not identified any additional potential acquisition and as a result, do not know the amount of additional capital we will need, if any, to successfully consummate such an acquisition. We have no agreement with any third party to provide us any additional financing and there can be no assurances that we will be able to raise any capital, either debt or equity on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our continued development and expansion. Separate from these potential acquisitions, we currently expect to continue to grow revenues through the development of new clients as additional states successfully adopt laws and regulations legalizing medical and/or recreational marijuana.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2016.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Leases – We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Recently Adopted Accounting Standards - Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15. Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU will not have a significant impact on our statement of cash flows.

FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)” – In May 2016, the FASB issued 2016-12. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our results of operations, cash flows and financial position.

FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” – In May 2016, the FASB issued 2016-11, which clarifies guidance on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our results of operations, cash flows and financial position.

FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” – In April 2016, the FASB issued ASU 2016-10, clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our results of operations, cash flows and financial position.

FASB ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our financial statements and related disclosures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDICINE MAN TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medicine Man Technologies, Inc.:

We have audited the accompanying balance sheet of Medicine Man Technologies, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medicine Man Technologies, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and 2015, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
April 14, 2017

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEET

Expressed in U.S. Dollars

	December 31, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$351,524	$262,146
Accounts receivable	25,000	83,739
Available for sale securities	13,998	40,000
Short-term note receivable	264,016	–
Other assets	27,479	38,721
Total current assets	682,017	424,606

Non-current assets
Property and equipment, net	42,126	48,119
Intangible assets: license agreement, net	3,708	4,240
Total non-current assets	45,834	52,359

Total assets	$727,851	$476,965

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$–	$8,715
Other liabilities	175	13,200
Derivative liability	294,002	–
Total current liabilities	294,177	21,915

Long-term liabilities
Convertible loan	810,000	–
Total long-term liabilities	810,000	–

Total liabilities	1,104,177	21,915

Commitments and contingencies, note 5
Shareholders’ equity
Preferred stock $0.001 par value, 10,000,000 authorized, none issued and outstanding at December 31, 2106 or 2015
Common stock $0.001 par value, 90,000,000 authorized, 10,402,500 and 9,972,500 were issued and outstanding December 31, 2016 and December 31, 2015, respectively	10,403	9,973
Additional paid-in capital	1,026,052	399,282
Accumulated other comprehensive (loss)	(4,303)	(10,000)
Accumulated deficit	(1,408,478)	55,795
Total shareholders' (deficit) equity	(376,326)	455,050

Total liabilities and stockholders’ equity	$727,851	$476,965

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Twelve Months Ended December 31, 2016 and 2015

Expressed in U.S. Dollars

	Twelve Months Ended December 31,
	2016	2015

Operating revenues
Licensing fees	$589,721	$766,957
Seminar fees	41,735	68,820
Total revenue	631,456	835,777

Cost of services	462,182	209,745

Gross profit	169,274	626,032

Operating expenses
General and administrative	382,641	372,869
Stock based compensation expense	627,200	79,725
Advertising	311,522	83,285
Total operating expenses	1,321,363	535,879

(Loss) income from operations	(1,152,089)	90,153

Other (income)/expense
Interest (income)	(14,016)	(8,071)
Net loss on derivative liability	191,095	–
Net loss on available for sale securities	9,950	–
Interest expense related to convertible notes	22,248	–
Interest expense related to derivative liability	102,907	–
Total other expense	312,184	(8,071)

Net (loss) income before income taxes	(1,464,273)	98,224

Income tax expense (refund)	–	12,475

Net (loss) income	$(1,464,273)	$85,749

Earnings per share attributable to common shareholders:
Basic and diluted earnings per share	$(0.14)	$0.01
Weighted average number of shares outstanding - basic and diluted	10,226,086	9,906,250

Net (loss) income	$(1,464,273)	$85,749
Other comprehensive income (loss), net of tax
Net unrealized (loss) on available for sale securities	1,200	(10,000)
Total other comprehensive income (loss), net of tax

Comprehensive (loss) income	$(1,463,073)	$75,749

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twelve Months Ended December 31, 2016 and 2015

Expressed in U.S. Dollars

	Common Shares	Common Stock	Additional Paid-in Capital	Unrealized loss on AFS	Accumulated Earnings (Loss)	Total Equity

Balance - December 31, 2014	9,840,000	$9,840	$309,690	$–	$(29,954)	$289,576

Stock issued for cash	10,000	10	9,990	–	–	10,000

Stock issued for services	122,500	123	79,602	–	–	79,725

Unrealized gain/(loss) AFS	–	–	–	(10,000)	–	(10,000)

Net income for the period	–	–	–	–	85,749	85,749

Balance - December 31, 2015	9,972,500	9,973	399,282	(10,000)	55,795	455,050

Stock issued as compensation	430,000	430	626,770	–	–	627,200

Unrealized gain/(loss) AFS	–	–	–	5,697	–	5,697

Net income/(loss) for the period	–	–	–	–	(1,464,273)	(1,464,273)

Balance - December 31, 2016	10,402,500	$10,403	$1,026,052	$(4,303)	$(1,408,478)	$(376,326)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the Twelve Months Ended December 31, 2016 and 2015

Expressed in U.S. Dollars

	2016	2015
Cash flows from operating activities
Net (loss) income for the period	$(1,464,273)	$85,749
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Initial fair value of derivative convertible note liability included as interest expense	102,907	–
Loss on derivative liability, net	191,095	–
Stock based compensation	627,200	79,725
Depreciation and amortization	17,370	6,618
Changes in operating assets and liabilities
Accounts Receivable	58,739	(83,739)
Prepaid Expenses	13,013	(29,137)
Prepaid Rent	(1,771)	(9,584)
Proceeds from note receivable	(264,016)	253,123
Accounts payable	(8,715)	(9,785)
Other liabilities	(13,026)	8,873
Net cash (used)/earned from operating activities	(741,477)	301,843

Cash flows from investing activities
Purchase of fixed assets	(10,844)	(54,207)
AFS Securities Investment, net	31,699	(50,000)
Net cash used in investing activities	20,855	(104,207)

Cash flows from financing activities
Long-term convertible debt	810,000	–
Common stock	–	10,000
Net cash provided by financing activities	810,000	10,000

Net decrease in cash and cash equivalents	89,378	207,636
Cash and cash equivalents - beginning of year	262,146	54,510
Cash and cash equivalents - end of year	$351,524	$262,146

Supplemental disclosures
Interest paid	$–	$–
Income taxes paid	$12,475	$–

Non-Cash Transactions
Derivative convertible liability recorded	$294,002	$–

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

Cash Flows – During the years ending December 31, 2016 and 2015, the Company primarily utilized cash and cash equivalents, long-term convertible debt and revenue from operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $351,524 and $262,146 classified as cash and cash equivalents as of December 31, 2016 and December 31, 2015, respectively.

The Company has recently elected to accelerate its organic growth path through additional marketing, team development, intelligent acquisition, and other corporate activities wherein it expects to generate negative cash flow and an additional demand for capital to fuel such growth as described in it subsequent events notes.

2.	Critical Accounting Policies and Estimates:

Basis of Presentation: These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for annual financial statements.

Fair Value Measurements: Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments include cash, accounts receivable, note receivable, accounts payables and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us. Our derivative liability was adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing revenues are recorded at the time the milestone result in the funds being due being achieved, services are delivered and payment is reasonably assured. Licensing revenues are generally collected from 30 to 60 days after the invoice is sent. As of December 31, 2016, and 2015, the Company had accounts receivable of $25,000 and $83,739, respectively. The company wrote off $5,792 of its accounts receivable in 2016. Allowance for doubtful accounts is currently zero as all receivables are less than 60 days old. The company will continue to evaluate the need for recognizing an additional allowance in the future.

AFS Securities: Investments available for sale is comprised of publicly traded stock purchased as an investment. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all its marketable securities as short-term. Our investment securities at December 31, 2016 consist of available-for-sale instruments which include $13,998 of equity in publicly traded companies. All our available-for-sale securities are Level 2 due to limited trading volume. Realized gains and losses on these securities will be included in “other income (expense)” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCT). At December 31, 2015 the Company held AFS securities with a value of $40,000 and a basis of $50,000. In the fourth quarter of 2016 the Company sold the 50,000 shares of Mass Roots, Inc. stock with a basis of $50,000 for $40,050 resulting in the company recognizing a $9,950 loss on the other income/expense section of the financial statements. During the 2016 year the company purchased stock in three public companies for a cost of $18,300 which it held at year end with a value of $13,998 and an unrealized loss of $4,303.

Debt and derivative liability: If we issue convertible debt with certain terms, such as conversion into stock based upon the closing price of the company stock, the convertible feature of the debt is considered to be a derivative that is recorded as a liability at fair value. If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense. Due to the complexity of such warrant derivative, we use the Black Scholes model to estimate their fair value. The derivative warrant liability is a level three fair value measurement.

Short term note receivable: Note receivable were comprised of a $250,000 loan with $14,016 of accrued interest for a total loan value of $264,016 issued to the organization that owns Funk Sack, Inc. This loan was extended with the option of negotiating an agreement to acquire the entirety of the company through a stock swap. However, in the fourth quarter of 2016 the Company determined that it would not complete the acquisition of the company and instead will hold the investment and it will be repaid. The loan was issued May 6, 2016 and was is due to be repaid November 1, 2017. As the note is still current and the Funk Sacks organization is continuing to operate and grow this note is considered to be fully collectable.

Other assets: Other assets at December 31, 2016 and December 31, 2015 were $27,479 and $38,721, respectively and included prepaid registrations fees for major cannabis events the Company is sponsoring and advertising costs.

Accounts payable: Accounts payable at December 31, 2016 and December 31, 2015 was $0 and $8,715, respectively and were comprised of operating accounts payable for various professional services incurred during the ordinary course of business.

Other liabilities: Accrued tax and other liabilities at December 31, 2016 and 2015 were $175 and $13,200, respectively.   The balance in 2016 was comprised of $175 in accrued interest and the balance in 2015 of $13,200 was comprised of taxes owed.

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

Revenue recognition and related allowances: Revenue from licensing services is recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved. Revenue from seminar fees is related to one day seminars and is recognized as earned at the completion of the seminar. All revenue are measured at fair value.

Costs of Services Sold – Costs of services sold are comprised of direct salaries and related expenses incurred while supporting the implementation of licensing agreements and related services.

General & Administrative Expenses – General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s services.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $311,522 and $15,997 during the year ended December 31, 2016 and 2015, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the company’s stock being traded the Company used the most recent valuation. The company recognized $627,200 in expenses for stock based compensation to employees through direct stock grants of 430,000 shares in the year ended December 31, 2016 and $79,725 in expenses from the issuance of 122,500 shares in the year ended December 31, 2015.

The Stock issuance were as follows:

	# of shares	Price per Share	Expense
Issuance #1	120,000	$0.41	$49,200
Issuance #2	260,000	$1.74	453,000
Issuance #3	50,000	$2.5	125,000
	430,000		$627,200

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

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15. Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU will not have a significant impact on our statement of cash flows.

FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)” – In May 2016, the FASB issued 2016-12. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” – In May 2016, the FASB issued 2016-11, which clarifies guidance on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” – In April 2016, the FASB issued ASU 2016-10, clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

4.	Stockholders’ Equity:

The Company’s initial authorized stock at inception was 1,000,000 common shares, par value $0.001 per share. In 2015 the Company amended its Articles of Incorporation to increase its authorized shares to 90,000,000 Common Shares, par value $0.001 per share and 10,000,000 preferred shares, par value $0.001 per share.

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

On October 13, 2016, the Company issued 260,000 shares of Common Stock to various individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $452,400 based upon a closing stock price of $1.74 per share.

On December 26, 2016, the Company issued 50,000 shares of Common Stock to various individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $136,000 based upon a closing stock price of $2.72 per share.

At December 30, 2016, the Company had 10,402,500 Common Shares outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	December 31, 2016	December 31, 2015
Furniture & Fixtures	$11,526	$11,526
Marketing Display	42,681	42,681
Office Equipment	10,838	–
	65,045	54,207
Less: Accumulated Depreciation	(22,919)	(6,088)
	$42,126	$48,119

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates. Depreciation expense for the year ending December 31, 2016 and 2015 was $16,833 and $6,087, respectively.

6.	Intangible Asset

On May 1, 2014, the Company entered into a non-exclusive Technology License Agreement with Futurevision, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation, dba Medicine Man Denver (“Medicine Man Denver”), a company owned and controlled by affiliates of the Company, whereby Medicine Man Denver granted a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future). As payment for the license rights the Company issued Medicine Man Denver (or its designees) 5,331,000 shares of the Company’s common stock. The Company accounted for this license in accordance with ASC 350-30-30 “Intangibles – Goodwill and Other by recognizing the fair value of the amount paid by the company for the asset at the time of purchase. Since the Company has a limited operating history, management determined to use par value as the value recognized for the transaction. Since the term of the initial license agreement is ten (10) years, the cost of the asset will be recognized on a straight-line basis over the life of the agreement. In addition, each period the Company will evaluate the intangible asset for impairment. As of December 31, 2016, no impairment was deemed necessary.

	December 31, 2016	December 31, 2015
License Agreement	$5,300	$5,300
Less: accumulated amortization	(1,592)	(1,060)
	$3,708	$4,240

Amortization expense for the periods ending December 31, 2016 and 2015 was $532 and $530, respectively.

7.	Convertible Notes and Derivative Liability:

In the year ended December 31, 2016 the Company raised $810,000 through a private placement of promissory convertible notes with certain accredited investors, bearing interest at 12%, with interest and principal due January 1, 2019. Upon issuance, each of the notes is immediately convertible at the noteholders election into the company’s common stock at $1.75 per share or 90% of the VWAP of the five days following the notice of conversion, whichever is lower. Since the conversion rate can be tied to an underlying item, the warrants are considered to be a derivative that is recorded as a liability at fair value and adjusted to fair value at the conclusion of each reporting period. The underlying assumptions used in the Black Scholes model to determine the fair value of the derivative liability were based on the individual date the notes were closed and were the following:

	Upon issuance	December 31, 2016
Current stock price	$1.66 to $4.35	$2.74
Risk-free interest rate	0.67%	0.67%
Expected dividend yield	0	0
Expected term (in years)	2.39 to 2.09	2
Expected volatility	85% to 114%	116%

The initial fair value of the derivative liability was recorded as interest expense of $102,907.

Changes in the derivative liability were as follows:

January 1, 2016	$–
Initial fair value of warrants issued	102,907
Increase in fair value	191,095
December 31, 2016	$294,002

The total liability of $294,002 is presented on the current liability section of the balance sheet as the conversion can be exercised at any time at the note holders’ request. The initial fair value of warrants issued of $102,907 is recognized as interest expense in the other income/expense section of the income statement. The increase in fair value is recognized as a loss of $191,095 on derivative liabilities also in the other income/expense section of the income statement.

8.	Related Party Transactions:

Through March 1, 2017, the Company operated from offices at 4880 Havana St, Suite 101 South, Denver CO 80239 via a sub-lease with one of its shareholders and founding partners, ChineseInvestors.COM.

During 2015 and 2016, the Company had a verbal agreement with Chineseinvestors.com Inc. and Futurevistion to share employee’s time while the majority of their salary was covered by these related companies. The Company also paid the individuals a modest stipend for their time. While this agreement was in place through the 3rd quarter of 2016, the Company converted these two common contributors directly to its own payroll.

During 2016, the Company received two short term loans bearing 12% annual interest from related parties, which were repaid in full along with interest. The Company borrowed $25,000 from Chineseinvestors.com, Inc. in July, which was repaid along with $250 interest in August. In that same period the Company borrowed $50,000 from Brett Roper, the COO and director, which was repaid along with $1,299 in interest in October.

9.	Net Income (Loss) per Share

In accordance with ASC Topic 280 – “Earnings per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's quarterly earnings for the period ended December 31, 2016 and 2015 basic and diluted earnings/(loss) per share $(.14) and $0.01, respectively.

10.	Commitments and Concentrations:

Office Lease – Denver, Colorado – The Company entered into a sub-lease for office space in Denver, Colorado whereby it took over 100% of the lease obligation for the office space in Denver, CO from Chineseinvestors.com, Inc. The lease period started June 1, 2015 and was scheduled to terminate May 31, 2018, resulting in the following future commitments at year end:

2017 fiscal year	$95,947
2018 fiscal year	154,174
2019 fiscal year	171,000
2020 fiscal year	29,000

11.	Tax Provision:

The Company is registered in the State of Colorado and is subject to the United States of America tax law. As of December 31, 2016, the Company had incurred no income on a tax basis resulting in the Company calculating that it owed $0 to the federal government at December 31, 2016 and $9,744 at December 31, 2015. In addition, the Company owed the State of Colorado $0 in 2016 and $2,731 at December 31, 2015. The Federal tax is shown on the income statement as tax expense and was accrued as a current accrued liability on the balance sheet in 2015.

As the Company generated a loss from operations in the year ended December 31, 2016 the Company did not recognize any additional tax expense.

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards. As of December 31, 2016 the Company had federal and state net operating loss carry forwards of approximately $293,000 ($0 in 2015) that can be used to offset future taxable income. The carry forwards will begin to expire in 2027 unless utilized in earlier years.

	December 31, 2016	December 31, 2015
Net operating losses carryforward	$293,000	$–
Less: valuation allowance	(293,000)	–
Net deferred tax assets	$–	$–

12.	Subsequent events:

In January 2017, the Company added three new fulltime positions that will be charged with providing additional support for the various service groupings offered by the Company, specifically a cultivation specialist, a dispensary specialist, and an administrative and events specialist.

In February 2017, the Company entered into a Merger Agreement with Pono Publications Ltd. (“Pono”), as well as a Share Exchange Agreement with Success Nutrients, Inc. (“SN”), each a Colorado corporation, in order to facilitate our acquisition of both of these entities. The ratification of the acquisition of these companies requires the approval of the holders of a majority of the Company’s shareholders, which will be submitted for such approval at the Company’s annual shareholder meeting to be held in May 2017. If approved the relevant agreements provide that the effective date for accounting purposes will be March 1, 2016. Success Nutrients will become a wholly owned subsidiary of Medicine Man Technologies, Inc. and the business conducted by Pono will be incorporated into a newly formed wholly owned subsidiary, Medicine Man Consulting, Inc., which is also where we will continue to conduct the Company’s consulting service business.

In March 2017, the Company moved its principal place of business to 4880 Havana Street, Suite 200, Denver, Colorado 80239. This space consists of 12,097 square feet of executive office space, common area, conference rooms, a kitchen, restroom and storage space. The lease term is 36 months (February 2020 expiration date). Until August 2017, the Company will pay monthly rent of $6,479.60. From August 2017 through February 28, 2018, rent escalates to $12,086.92 per month, increasing to $13,000 from March 2018 through February 2019 and to $14500 in June 2017 through May 2018. The Company also pays its percentage of base operating expenses.

In March 2017, the Company integrated Pono Publications and Success Nutrients into its operations including a lease for approximately 10,000 square feet of space located at 6660 East 47th Street, Denver, CO 80216. This integration also included four (4) full time team members as well as several independent contractors.

In March, 2017, the Company entered into an employment agreement with Joshua Haupt’s to serve as its Chief Cultivation Officer

On March 1, 2017, the Company added its initial Cultivation MAX client relationship having a 500-light facility in southern Nevada. That service agreement’s baseline performance factor as assigned (wherein the Company is able to re-define its cultivation practices and nutrient management systems) allows the Company to receive payments for such services based upon the delta it is able to achieve for their cultivation at that location as well as future locations based upon the client’s wholesale price points as achieved throughout the duration of the agreement.

On April 3, 2017, the Company entered into its second substantial Cultivation MAX client relationship having a 400-light facility in Las Vegas Nevada. This relationship will follow the same performance principles described in the preceding paragraph.

As of the date of this Report holders of five of the outstanding convertible notes elected to convert their notes into shares of the Company’s Common Stock. Convertible Notes aggregating $254,777 were converted to 155,687 shares of the Company’s Common Stock. These conversions were computed at both the floor value of $1.75 as well as at a VWAP value as allowable under the terms of the conversion rights.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2016, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

20

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (COSO).

Based on an assessment carried out March 10, 2017, management believes that, as of December 31, 2016, our internal control over financial reporting was effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

21

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

10.4	Share Exchange Agreement between the Company and Success Nutrients, Inc.

10.5	Merger Agreement between the Company and Pono Publications, Inc.

10.6	Lease Agreement – 1440 Havana St., Suite 200, Denver, CO

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Copy of Press Release dated April 17, 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exhibit Number	Description

3.1	Articles of Incorporation*

3.2	By-Laws and amendment thereto*

3.3	Articles of Amendment to Articles of Incorporation*

3.4	Specimen Stock Certificate *

10.1	License Agreement with Medicine Man Denver dated May 1, 2014*

10.2	Agreement with Breakwater Corporate Finance*

10.3	Form of Consulting Agreement*

14.1	Code of Ethics*

*	Previously filed in our S-1 Registration Statement filed with the SEC on April 14, 2015

22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 17, 2017	MEDICINE MAN TECHNOLOGIES, INC.

By: s/ Andrew Williams
Andrew Williams, Principal Executive Officer

By: s/ Paul Dickman Paul Dickman, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2017.

s/ Andrew Williams Andrew Williams, Director

s/ Brett Roper Brett Roper, Director

/s/ James S. Toreson James S. Toreson, Director

23