Form 10-Q
period 2017-03-31
Medicine Man Technologies, Inc.
filed 2017-05-16
CIK 1622879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Suite 201 South
Denver, Colorado	80239
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 371-0387

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 15, 2017, there were 10,548,087 shares of common stock, par value $0.001 issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	March 31, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$161,258	$351,524
Accounts receivable	358,094	25,000
Available for sale securities	26,948	13,998
Short-term note receivable	271,413	264,016
Other assets	69,894	27,479
Total current assets	887,607	682,017

Non-current assets
Property and equipment, net	101,739	42,126
Intangible assets: license agreement, net	3,575	3,708
Total non-current assets	105,314	45,834

Total assets	$992,921	$727,851

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$–	$–
Other liabilities	24,616	175
Derivative liability	244,993	294,002
Total current liabilities	269,609	294,177

Long-term liabilities
Convertible loan	735,000	810,000
Total long-term liabilities	735,000	810,000

Total liabilities	1,004,609	1,104,177

Commitments and contingencies, note 5
Shareholders’ equity
Preferred stock $0.001 par value, 10,000,000 authorized, none issued and outstanding at March 31, 2017 or 2016
Common stock $0.001 par value, 90,000,000 authorized, 10,548,087 and 10,402,500 were issued and outstanding December 31, 2017 and December 31, 2016, respectively	10,549	10,403
Additional paid-in capital	1,280,683	1,026,052
Accumulated other comprehensive (loss)	(5,607)	(4,303)
Accumulated equity	(1,297,313)	(1,408,478)
Total shareholders' equity	(11,688)	(376,326)

Total liabilities and stockholders’ equity	$992,921	$727,851

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

(UNAUDITED)

For the Three Months Ended March 31, 2017 and 2016

Expressed in U.S. Dollars

	Three Months Ended March 31,
	2017	2016
Operating revenues
Licensing fees	$531,030	$194,235
Other revenues	10,106	5,380
Total revenue	541,136	199,615

Cost of services	165,159	137,441

Gross profit	375,977	62,174

Operating expenses
General and administrative	195,401	114,338
Stock based compensation expense	–	49,200
Advertising	33,484	12,492
Total operating expenses	228,885	176,030

Income from operations	147,092	(113,856)

Other income/expense
Interest income	(7,397)	–
Net gain on derivative liability	(49,009)	–
Net gain on available for sale securities	(262)	–
Interest expense related to convertible notes	22,340	–
(Gain)/Loss on management fee contracts	70,257	–
Total other expense	35,929	–

Net income (loss) before income taxes	111,163	(113,856)

Income tax expense	–	–

Net income (loss)	$111,163	$(113,856)

Earnings per share attributable to common shareholders:
Basic and diluted earnings per share	$0.01	$0.01
Weighted average number of shares outstanding - basic and diluted	10,226,086	9,906,250

Other comprehensive income (loss), net of tax
Net unrealized (loss) on available for sale securities	$–	$10,400
Total other comprehensive income (loss), net of tax
Comprehensive income (loss)	$111,163	$(103,456)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31, 2017 and 2016

Expressed in U.S. Dollars

	2017	2016
Cash flows from operating activities
Net income for the period	$111,163	$(113,856)
Adjustments to reconcile net income to net cash provided by operating activities
Initial fair value of derivative convertible note liability included as interest expense	–	–
Loss on derivative liability, net	(49,009)	–
Stock based compensation	254,777	49,200
Depreciation and amortization	10,306	4,265
Changes in operating assets and liabilities
Accounts Receivable	(333,094)	68,270
Prepaid Expenses	(49,228)	(30,289)
Prepaid Rent	6,813	5,750
Proceeds from note receivable	(7,397)	–
Accounts payable	–	25,237
Other liabilities	24,441	–
Net cash (used)/earned from operating activities	(31,228)	8,577

Cash flows from investing activities
Purchase of fixed assets	(14,254)	–
AFS Securities Investment, net	(69,784)	–
Net cash used in investing activities	(84,038)	–

Cash flows from financing activities
Long-term convertible debt	(75,000)	–
Common stock	–	–
Net cash used in financing activities	(75,000)	–

Net decrease in cash and cash equivalents	(190,266)	8,577
Cash and cash equivalents - beginning of period	351,524	262,146
Cash and cash equivalents - end of period	$161,258	$270,723

Supplemental disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-Cash Transactions
Derivative convertible liability recorded	$–	$–

See accompanying notes to the financial statements

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Organization and Nature of Operations:

Business Description – Business Activity: Medicine Man Technologies Inc. (the "Company") is a Colorado corporation incorporated on March 20, 2014. The Company is a cannabis consulting company providing services related to cost efficient cannabis cultivation technologies focusing on quality as well as safety, retail operations related to the delivery of cannabis related products, and other related business lines as described in our operating strategic vision outlines below.

Brand Warehouse Development – With recent 8K filings, the Company has signaled that it intends to aggregate new business opportunities into its corporate fabric in a manner that does not diminish the various companies or brands it is partnering with, but rather enhances it. Suitable candidates for consideration will have ongoing operations within various industry segments, such as the Pono Publications and Success Nutrient acquisitions as already noted in the Company’s 8K filings on or about August 12th and October 20th of 2016. Over time, the Company expects to expand its presence within the industry through the development of an ‘intelligent acquisition’ process.

Intelligent Acquisition – This term is meant to define a selection and due diligence process that will enable both the Company as well as the acquisition to benefit mutually in that each may better 1) establish a more stable method of continual valuation through direct contact with the public marketplace wherein with the related growth of the enterprise as a whole it will eventually be able to achieve a higher listing status within the NYSE as a capital markets member based upon prevailing regulations, 2) market themselves collectively thus taking advantage of certain cost savings strategies through shared participation in various events and advertising opportunities, 3) take advantage of other operating and reporting cost efficiencies available to the Company through aggregation of such acquisitions, 4) continue to work develop a full spectrum of products and services deliverable to the general cannabusiness marketplace through careful segmentation of the marketplace as a whole, and 5) continue to work collaboratively within the industry to achieve both transparency as well as a strong positive reputation for ethical behavior when working both internally within its collective as well as externally with others in the industry.

1.	Liquidity and Capital Resources:

Cash Flows – During the quarters ending March 31, 2017 and 2016, the Company primarily utilized cash and cash equivalents and profits from operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $161,258 and $351,524 classified as cash and cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

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

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing revenues are recorded at the time the milestone result in the funds being due being achieved, services are delivered and payment is reasonably assured. Licensing revenues are generally collected from 30 to 60 days after the invoice is sent. As of March 31, 2017, and 2016, the Company had accounts receivable of $358,094 and $25,000, respectively. The company wrote off $0 of its accounts receivable in the current quarter. Allowance for doubtful accounts is currently zero as all receivables are less than 60 days old. The company will continue to evaluate the need for recognizing an additional allowance in the future.

AFS Securities: Investments available for sale is comprised of publicly traded stock purchased as an investment. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all its marketable securities as short-term. Our investment securities at March 31, 2017 consist of available-for-sale instruments which include $26,948 of equity in publicly traded companies. All our available-for-sale securities are Level 2 due to limited trading volume. Realized gains and losses on these securities will be included in “other income (expense)” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCT).

Short term note receivable: Note receivable were comprised of a $250,000 loan with $21,413 of accrued interest for a total loan value of $271,413 issued to the organization that owns Funk Sack, Inc. This loan was extended with the option of negotiating an agreement to acquire the entirety of the company through a stock swap. However, in the fourth quarter of 2016 the Company determined that it would not complete the acquisition of the company and instead will hold the investment and it will be repaid. The loan was issued May 6, 2016 and was is due to be repaid November 1, 2017. As the note is still current and the Funk Sacks organization is continuing to operate and grow this note is considered to be fully collectable.

Other assets: Other assets at March 31, 2017 and December 31, 2016 were $69,894 and $27,479, respectively and as of March 31, 2017 included $4,542 in prepaid rent, $50,852 in prepaid registrations fees for major cannabis events the Company is sponsoring and advertising costs and $14,500 in a security deposit.

Accounts payable: Accounts payable at March 31, 2017 and December 31, 2016 was $0 and $0, respectively.

Accrued tax and other liabilities: Accrued tax and other liabilities at March 31, 2017 and December 2016 were $24,616 and $175. At March 31, 2017 this was comprised of accrued interest expense of $22,339 and $2,276 in accrued expense.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $33,484 and $12,492 during the three months ended March 31, 2017 and 2016, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the company’s stock being traded the Company used the most recent valuation. The company recognized $0 in expenses for stock based compensation to employees during the three months ended March 31, 2017.

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

Management fee contracts: In February 2017, the Company entered into a Merger Agreement with Pono Publications Ltd. (“Pono”), as well as a Share Exchange Agreement with Success Nutrients, Inc. (“SN”), each a Colorado corporation, in order to facilitate our acquisition of both of these entities. The ratification of the acquisition of these companies requires the approval of the holders of a majority of the Company’s shareholders, which will be submitted for such approval at the Company’s annual shareholder meeting to be held in May 2017. If approved the relevant agreements provide that the effective date for accounting purposes will be March 1, 2016. Success Nutrients will become a wholly owned subsidiary of Medicine Man Technologies, Inc. and the business conducted by Pono will be incorporated into a newly formed wholly owned subsidiary, Medicine Man Consulting, Inc., which is also where we will continue to conduct the Company’s consulting service business. In March 2017, the Company integrated Pono Publications and Success Nutrients into its operations including a lease for approximately 10,000 square feet of space located at 6660 East 47th Street, Denver, CO 80216. This integration also included four (4) full time team members as well as several independent contractors. From March 1, 2017 until such time as the acquisition can be complete the Company has agreed to manage the acquirees through a management fee agreement whereby all cash collected will is recognized as revenue and all cash expenses are direct cost of the project. As of March 31, 2017, the management contract resulted in cash collections of approximately $100,000 and cash expenditures of approximately $170,000 resulting in a net loss of $70,257 which was presented on a net basis as a loss in the other income portion of our income statement.

3.	Recent Accounting Pronouncements

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on the financial position and the results of operations.

On September 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10,Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted this amendment effective this current fiscal year.

4.	Stockholders’ Equity:

The Company’s initial authorized stock at inception was 1,000,000 common shares, par value $0.001 per share. In 2016 the company subsequently amended its Articles of Incorporation to increase its authorized shares to 90,000,000 Common Shares, par value $0.001 per share and 10,000,000 preferred shares, par value $0.001 per share.

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

During the three months ended March 31, 2017, the Company issued 145,587 shares of Common Stock upon conversion of convertible notes in the aggregate amount of $254,777.

At March 31, 2017, the Company had 10,548,087 common shares outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	March 31, 2017	December 31, 2016
Furniture & Fixtures	$56,527	$11,526
Marketing Display	36,900	42,681
Office Equipment	41,409	10,838
	$134,836	$65,045
Less: Accumulated Depreciation	(33,098)	(22,919)
	$101,738	$42,126

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture & Fixtures	3 years
Marketing Display	3 years
Leasehold Improvements	Term of the lease

Depreciation expense for the three month periods ending March 31, 2017 and 2016 was $10,177 and $4,133 respectively.

6.	Intangible Asset

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

Amortization expense for the periods ending March 31, 2017 and 2016 was $133 and $133, respectively.

	March 31, 2017	December 31, 2016
License Agreement	$5,300	$5,300
Less: accumulated amortization	(1,725)	(1,592)
	$3,575	$3,708

7.	Convertible Notes and Derivative Liability:

At December 31, 2016 the Company had raised $810,000 through a private placement of promissory convertible notes with certain accredited investors, bearing interest at 12%, with interest and principal due January 1, 2019. During the quarter ended March 31, 2017 the Company raised an additional $179,777 with the same terms for a total of $989,777. In the period ended March 31, 2017 the Company converted $254,777 of promissory convertible notes with certain accredited investors, bearing interest at 12%, with interest and principal due January 1, 2019, into 145,587 shares of common stock.

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

	Upon issuance	March 31, 2017
Current stock price	$ 1.66 to $4.35	$1.88
Risk-free interest rate	67%	67%
Expected dividend yield	0	0
Expected term (in years)	2.39 to 2.09	2.00
Expected volatility	85% to 114%	122%

Changes in the derivative liability were as follows:

January 1, 2017	$294,002
Gain on derivative liability	(49,009)
March 31, 2017	$244,993

8.	Related Party Transactions:

During 2015 and 2016 through September 30, 2016, the Company had a verbal agreement with Chineseinvestors.com Inc. and Futurevistion to share employees time while the majority of their salary was covered by these related companies. Medicine Man Technologies also paid the individuals a modest stipend for their time. While this agreement was in place through the balance of this, the 3rd quarter of operations the Company will be adding new employees as well as converting such other employees from these two common contributors directly to its own payroll as described in the subsequent event notes as needed to further its operating as well as growth requirements. It should also be noted that in August of the third quarter one of the ChineseInvestors.COM team members converted to full time employment with the Company increasing the number of full time paid team members to three.

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

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's quarterly earnings for the period ended March 31, 2017 and 2016 basic and diluted earnings/(loss) per share $0.01 and $0.01, respectively.

10.	Commitments and Concentrations:

Office Lease – Denver, Colorado – The Company entered into a lease for office space at 4880 Havana Street, Suite 200, Denver, Colorado 80239. The lease period started March 1, 2017 and will terminate February 29, 2020, resulting in the following future commitments:

2017 fiscal year	$95,947
2018 fiscal year	154,174
2019 fiscal year	171,000
2020 fiscal year	29,000

11.	Tax Provision:

The Company had no tax provisions as of March 31, 2017 and December 31, 2016. The company had net income in the quarter ending March 31, 2017, however currently has an adequate net loss carryforward to cover any liability generated in the current quarter.

12.	Subsequent event:

Subsequent to quarter end the Company executed a Term Sheet whereby we have reached an agreement to acquire Denver Consulting Group LLC, (“DCG”), a Colorado limited liability company that is engaged in cannabis consulting throughout the United States. The consideration for this acquisition will be the issuance of 2,258,065 shares of our Common Stock valued at $3.5 million based upon the closing price of our Common Stock on the date the Term Sheet was executed.

The agreement is subject to our due diligence as well as execution of definitive agreements, which shall contain customary representations. Due diligence is expected to be completed within 60 days from the date of the Term Sheet. It is also anticipated that we will retain the services of several of the principals of DCG, as well as its current employees.

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

Medicine Man Technologies Inc. (the "Company") is a Colorado corporation incorporated on March 20, 2014. The Company is a cannabis consulting company providing services related to cost efficient cannabis cultivation technologies focusing on quality as well as safety, retail operations related to the delivery of cannabis related products, and other related business lines as described in our operating strategic vision outlines below.

Brand Warehouse Development –We intend to aggregate new business opportunities into our corporate fabric in a manner that does not diminish the various companies or brands we are or intend to partnerwith, but rather enhance it. Suitable candidates for consideration will have ongoing operations within various industry segments, such as the Pono Publications and Success Nutrient acquisitions we have already announced in our Form 8-K filings with the US Securities and Exchange Commission dated February 27, 2017 and August 10, 2016. Over time, it is our intention to expand our presence within the cannabis industry through the development of an ‘intelligent acquisition’ process. There are no assurances our efforts will be successful.

Intelligent Acquisition – This term is meant to define a selection and due diligence process that will enable us and an acquisition candidate to benefit mutually in that each may better: 1) establish a more stable method of continual valuation through direct contact with the public marketplace wherein the consolidated enterprise will eventually be able to meet the listing criteria of the NYSE; 2) market themselves collectively to take advantage of certain cost savings strategies through shared participation in various events and advertising opportunities; 3) take advantage of other operating and reporting cost efficiencies available to us through aggregation of such acquisitions; 4) continue to work to develop a full spectrum of products and services deliverable to the general cannabis marketplace through careful segmentation of the marketplace as a whole; and 5) continue to work within the industry to achieve both transparency as well as a strong positive reputation for ethical behavior.

Recent examples of our acquisition initiatives include Pono Publications and Success Nutrients, both Colorado Corporations that are heavily involved in cultivation activities. More specifically, these two acquisitions (once completed noting we have recently entered into a temporary operating agreement that should allow us to effectively bridge the time required to successfully completed these acquisitions while all parties are able to take advantage of common operating element advantages as well as enjoy compensation opportunities driven by this new relationship) will also allow us to offer enhanced cultivation consulting as well as an extraordinary nutrient line that has been developed specifically for cannabis cultivation use.

As a result of these pending acquisitions, Mr. Joshua Haupt (recently referred to as the ‘Steve Jobs of Cannabis Cultivation’ will also be joining our company as our new Chief Cultivation Officer upon successful completion of the acquisition. Josh’s extraordinary cultivation skills are outlined in his Three-A-Light ® publication (www.threealight.com) wherein he fully describes his three pounds a light performance metrics for growers in a non-industrial setting.

The combination of both these new acquisitions is already achieving profitability year to date on revenues (through October of 2016) of just over $1.267M noting both businesses were launched late in FY 2015.

One of the new products developed in cooperation with this new partner is referred to as Cultivation MAX, a service we will be launching shortly designed to increase the efficiency as well as yields of an existing cultivation operation in states where such operations are allowed by law wherein we will be able to achieve a revenue outcome for our client based upon the improvement of those related metrics; in other words our clients will not have any obligation to compensate us for ongoing operations unless they achieve improved cultivation outcomes. In addition to design and deployment revenue (nutrients included) we will receive for these services fees based upon the margin of improvement metrics typical to our industry on a pre-agreed to performance metric reflected in grams per watt, pounds per light, or grams per square foot of flower canopy. While we are optimistic there are no assurances we will increase production. Failure to increase production will result in our inability to generate revenues from these operations.

We believe our new cultivation performance metrics as achieved through this new partnership will provide extraordinary value to the industry as a whole for those able to recognize that cost of operations and quality will eventually define who thrives or just survives in this industry.

It is the Company’s belief that over time and in taking careful measured growth steps, our business will become both an admired as well as emulated model for the cannabusiness industry.

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 4880 Havana Street, Suite 201 South, Denver, Colorado 80239, telephone (303) 371-0387. Our website address is www.medicinemantechnologies.com.

Results of Operations

Results of Operations for the three months ended March 31, 2017 and 2016

During the three months ended March 31, 2017, we generated revenues of $541,136, including consulting/licensing fees of $531,030, with the balance of fees arising from our participation in cannabis seminars. In the three months ended March 31, 2016 revenue generated was $199,615 with $194,235 generated through consulting/licensing fees. In addition, the Company entered into a management fee agreement with Pono and Success Nutrients until such time as the acquisition of these entities is approved by our shareholders. This agreement provides that the net of the cash income and expenses related to their business divisions are recognized as a gain or loss in the other income section of our financial statements. This agreement resulted in our generating approximately an additional $100,000 in revenue and approximately $40,000 in revenue invoiced but not collected in the period. If these additional revenues were included in our March 2017 Statement of Income, our total revenues would have been approximately $680,000 in the first quarter. Shareholder ratification of these two acquisitions is expected to occur at our annual meeting of shareholders scheduled for June 3, 2017.

It is anticipated that our efforts to develop our seminar business will be limited in the future as we intend to devote our resources and efforts into the development of our consulting business.

Cost of services, consisting of expense related to delivery of services, was $165,159 during the three months ended March 31, 2017, compared to $137,441 during the comparable period in 2016, this increase was largely driven by an increase in wages for the period. Operating expenses during the three months ended March 31, 2017, were $228,885, including general and administrative expense of $195,401, compared to general and administrative expenses of $114,338 incurred during the three months ended March 31, 2016, an increase of $81,063. Increased operating expenses included additional cost incurred related to professional fees incurred during the period, as well as $33,484 in advertising expense incurred during the three months ended March 31, 2017, compared to advertising expenses of $12,492 during the corresponding period in 2016. Advertising expense increased because of there being more states who had approved or had pending legislation authorizing legalization of cannabis, either medical, recreational or both.

Thus, we generated net income of $111,162 during the three months ended March 31, 2017 (approximately ($0.01) per share), compared to net loss of $113,857 during the three months ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2017, we had $161,258 in cash on hand.

Net cash used by operating activities was $(31,228) during the three-month period ended March 31, 2017, compared to cash earned from operating activities of $8,577 for the similar period in 2016, a decrease of $39,805. We anticipate we will continue to generate negative cash flow from operations until we complete at least one of several potential acquisitions.

Between November 2014 and March 2016, we undertook a private offering of our Common Stock wherein we sold 270,000 shares of our Common Stock for gross proceeds of $270,000 ($1.00 per share) to 4 non-accredited and 23 “accredited” investors, as that term is defined under the Securities Act of 1933.

As the Company continues to focus on expanding its branding warehouse concept, it will begin to require capital beyond its ability to support through normal cash flow sources. Over time these investments will begin to require less capital and be spread out over an ever-increasing corporate structure integrating various acquisitions as wholly owned subsidiary operations, all supporting a common brand and marketing strategy. Additionally, our ability to evolve into a low cost public company entity will generate even better value to our shareholders as we are eliminating duplication of all the various related costs and services.

From October 2016 through February 2017, we engaged in a private offering of convertible notes to 11 accredited investors (as that term is defined under Rule 501, Regulation D of the Securities Act of 1933, as amended). These loans provide for a fixed or VW AP conversion option, bear an annual interest rate of 12% (simple), with interest paid quarterly and mature on December 31, 2018. We issued notes totaling $989,777. As of the date of this Report, Convertible Notes aggregating $254,777 were converted to 145,587 shares of our Common Stock. These conversions were computed at both the floor value of $1.75 as well as at a VW AP value as allowable under the terms of the conversion rights. See "Notes to Financial Statements."

The company is currently in process of securing additional capital in return for issuing equity in the company’s common stock. It is expected, though not assured, that this additional cash infusion will provide meet the cash requirements of the company until it will again start generating positive cash flow for its operations. However, if we are unable to secure this financing or generate profits from our operations or elect to expand our operations or otherwise require additional capital, we have no agreement with any third party to provide us the same and there can be no assurances that we will be able to raise any capital, either debt or equity on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017 and December 31, 2016.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we issued 145,587 shares of Common Stock upon conversion of convertible notes in the aggregate amount of $254,777. We used the funds received from the issuance of these convertible notes for working capital.

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

MEDICINE MAN TECHNOLOGIES, INC.

Dated: May 16, 2017	By:	/s/ Andrew Williams
Andrew Williams
Chief Executive Officer

Dated: May 16, 2017	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

