Form 10-Q/A
period 2017-03-31
Medicine Man Technologies, Inc.
filed 2017-05-16
CIK 1622879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31, 2017 and 2016

Expressed in U.S. Dollars

	2017	2016
Cash flows from operating activities
Net income for the period	$111,163	$(113,856)
Adjustments to reconcile net income to net cash provided by operating activities
Initial fair value of derivative convertible note liability included as interest expense	–	–
Loss on derivative liability, net	(49,009)	–
Stock based compensation	–	49,200
Depreciation and amortization	10,306	4,265
Changes in operating assets and liabilities
Accounts Receivable	(333,094)	68,270
Prepaid Expenses	(49,228)	(30,289)
Prepaid Rent	6,813	5,750
Proceeds from note receivable	(7,397)	–
Accounts payable	–	25,237
Other liabilities	24,441	–
Net cash (used)/earned from operating activities	(286,005)	8,577

Cash flows from investing activities
Purchase of fixed assets	(14,254)	–
AFS Securities Investment, net	(69,784)	–
Net cash used in investing activities	(84,038)	–

Cash flows from financing activities
Cash raised by the sale of convertible debt	179,777	–
Common stock	–	–
Net cash used in financing activities	179,777	–

Net decrease in cash and cash equivalents	(190,266)	8,577
Cash and cash equivalents - beginning of period	351,524	262,146
Cash and cash equivalents - end of period	$161,258	$270,723

Supplemental disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-Cash Transactions
Derivative convertible liability recorded	$–	$–

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

