Form 10-Q/A
period 2017-03-31
Medicine Man Technologies, Inc.
filed 2017-05-18
CIK 1622879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

Net cash used by operating activities was $(286,005) during the three-month period ended March 31, 2017, compared to cash earned from operating activities of $8,577 for the similar period in 2016, a decrease of $39,805. We anticipate we will continue to generate negative cash flow from operations until we complete at least one of several potential acquisitions.

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

MEDICINE MAN TECHNOLOGIES, INC.

Dated: May 17, 2017	By:	/s/ Andrew Williams
Andrew Williams
Chief Executive Officer

Dated: May 17, 2017	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

