Form 10-Q
period 2017-06-30
Medicine Man Technologies, Inc.
filed 2017-08-17
CIK 1622879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of August 15, 2017, there were 18,992,238 shares of common stock, par value $0.001 issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	June 30, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$200,600	$351,524
Accounts receivable, net	231,399	25,000
Accounts receivable - related party	24,294	–
Available for sale securities	17,701	13,998
Short-term note receivable	278,893	264,016
Inventory	109,174	–
Other assets	50,006	27,479
Total current assets	912,067	682,017

Non-current assets
Fixed assets, net accumulated depreciation of $46,278	$154,033	$42,126
Intangible assets, net accumulated amortization of $3,055	72,869	3,708
Goodwill	6,301,080	–
Total non-current assets	6,527,982	45,834

Total assets	$7,440,049	$727,851

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$32,328	$–
Derivative liability	23,017	294,002
Other liabilities	10,713	175
Total current liabilities	66,058	294,177

Long-term liabilities
Note payable - related party	$58,280	$–
Convertible loan	675,000	810,000
Total long-term liabilities	733,280	810,000

Total liabilities	799,338	1,104,177

Commitments and contingencies, note 13
Shareholders’ equity
Common stock $0.001 par value, 90,000,000 authorized, 18,948,087 and 10,402,500 were issued and outstanding June 30, 2017 and December 31, 2016, respectively.	$19,118	$10,403
Additional paid-in capital	10,327,876	1,026,052
Additional paid-in capital - Warrants	2,100,318	–
Accumulated other comprehensive income (loss)	(14,854)	(4,303)
Retained earnings	(5,791,747)	(1,408,478)
Total shareholders' equity	6,640,711	(376,326)

Total liabilities and stockholders’ equity	$7,440,049	$727,851

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

(UNAUDITED)

For the Three and Six Months Ended June 30, 2017 and 2016

Expressed in U.S. Dollars

	Three Months Ended June 30,		Six Months Ended June, 30
	2017	2016	2017	2016
Operating revenues
Product sales	$229,214	$–	$229,214	$–
Product sales - related party	122,944	–	122,944	–
Licensing fees	301,313	142,986	501,313	337,221
Consulting fees	226,582	–	565,796	$–
Seminar fees	2,300	6,780	4,222	12,160
Total revenue	882,353	149,766	1,423,489	349,381

Cost of services
Cost of services	$245,965	$44,177	$411,124	$181,618
Cost of services - related party	26,036	–	26,036	–
Total cost of services	272,001	44,177	437,160	181,618

Gross profit	$610,352	$105,589	$986,329	$167,763

Operating expenses
General and administrative	$331,425	$197,879	$435,296	$312,217
Professional services	141,953	–	233,483	–
One-time Acquisition costs	98,701	–	98,701	–
Stock based compensation expense	4,480,318	–	4,480,318	49,200
Advertising	56,025	9,180	89,509	21,672
Salaries	64,447	–	64,447	–
Total operating expenses	$5,172,869	$207,059	$5,401,754	$383,089

Income from operations	$(4,562,517)	$(101,470)	$(4,415,425)	$(215,326)

Other income/expense
Interest income	$(7,480)	$(1,808)	$(14,877)	$(1,808)
Net gain on derivative	(82,373)	–	(131,382)	–
Interest expense related to convertible notes	21,990	–	44,329	–
Loss on management fee contracts	–	–	70,257	–
Net unrealized (loss) on available for sale securities	–	–	(262)	–
Other income	(219)	–	(219)	–
Total other expense	(68,082)	(1,808)	(32,154)	(1,808)

Net income (loss)	$(4,494,435)	$(99,662)	$(4,383,271)	$(213,518)

Earnings per share attributable to common shareholders:
Basic and diluted (loss)/earnings per share	$(0.23)	$(0.01)	$(0.22)	$(0.02)
Weighted average number of shares outstanding - basic and diluted	19,548,087	10,092,500	19,548,087	10,031,875

Other comprehensive income (loss), net of tax
Net unrealized (loss) on available for sale securities	(9,248)	(16,000)	(10,551)	(5,600)
Total other comprehensive income (loss), net of tax	(9,248)	(16,000)	(10,551)	(5,600)

Comprehensive gain (loss)	$(4,503,683)	$(115,662)	$(4,393,822)	$(219,118)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2017 and 2016

Expressed in U.S. Dollars

	2017	2016
Cash flows from operating activities
Net income for the period	$(4,383,271)	$(213,518)
Adjustments to reconcile net income to net cash provided by operating activities
Loss (gain) on derivative, net	(131,382)	–
Stock based compensation	4,480,318	49,200
Depreciation and amortization	24,822	8,531
Changes in operating assets and liabilities
Short term note receivable	(14,877)	(100,000)
Accounts receivable	(230,693)	70,447
Inventory	(109,174)	–
Other assets	(83,085)	(26,765)
Accounts payable and other liabilities	99,725	(12,429)
Net cash used from operating activities	(347,617)	(224,534)

Cash flows from investing activities
Purchase of assets	$(205,890)	$–
Proceeds from AFS securities, net	(10,551)	–
Acquisition investment	233,357	–
Net cash earned in investing activities	16,916	–

Cash flows from financing activities
Cash raised by sale of convertible debt	179,777	–
Net cash earned for financing activities	179,777	–

Net decrease in cash and cash equivalents	$(150,924)	$(224,534)
Cash and cash equivalents - beginning of year	351,524	262,146
Cash and cash equivalents - end of year	$200,600	$37,612

Non-Cash Transactions
Acquisition investment	$233,357	$–

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

Brand Warehouse Development – The Company intends to aggregate new business opportunities into its corporate fabric in a manner that does not diminish the various companies or brands it is partnering with, but rather enhances it. Suitable candidates for consideration will have ongoing operations within various industry segments, such as the Denver Consulting Group LLC. Over time, the Company expects to expand its presence within the industry through the development of an ‘intelligent acquisition’ process.

Intelligent Acquisition – This term is meant to define a selection and due diligence process that will enable both the Company as well as the acquisition to benefit mutually in that each may better 1) establish a more stable method of continual valuation through direct contact with the public marketplace wherein with the related growth of the enterprise as a whole it will eventually be able to achieve a national exchange listing status, 2) market themselves collectively thus taking advantage of certain cost savings strategies through shared participation in various events and advertising opportunities, 3) take advantage of other operating and reporting cost efficiencies available to the Company through aggregation of such acquisitions, 4) continue to work develop a full spectrum of products and services deliverable to the general cannabusiness marketplace through careful segmentation of the marketplace as a whole, and 5) continue to work collaboratively within the industry to achieve both transparency as well as a strong positive reputation for ethical behavior when working both internally within its collective as well as externally with others in the industry.

Our Three Current Business Groups

As we evolve our various business lines and branding strategies, we are working to align our service offerings into logical groupings (3 at this time) that will allow our potential clients as well as investors a better understanding of how we operate currently as well as into the future. In FY 2017, we intend to break down our income in the following groupings so that our shareholders as well as possible investors may have a better understanding of our general operations.

As the industry’s competitive landscape is very fluid and conditions within both new states as well as existing states with cannabis related regulations are everchanging, we price our services according to market conditions as well as competitive influences and are continually managing our pricing structures on a very frequent basis to insure a best rate to value ratio is clearly maintained.

Since general consulting and new state initiatives typically involve these elements and are generally related to the startup phase of any new cannabis business in a new state adopting either medical or adult use initiative, we have elected to include these elements in one grouping. The specifics of these newly established groups are as follows:

Education, Design, Business Plan, and New State Initiatives (Group 1)

Private Consultation Services

We expect these services to augment our existing Seminar offerings and over time replace most of our local seminar offerings all together.

2-Hour Private Consulting Package

This package is designed for individuals and business owners that are interested in becoming involved in the cannabis industry but need more guidance and personal consultation when working to advance their own goals and industry knowledge in order to increase their chances of success in this burgeoning industry. The 2-Hour Private Consultation Package includes a private One-on-One consultation with our consulting staff and/or ownership, as well as a private full tour of both our Medical and Adult Use Dispensary Operations and Medicine Man’s 40,000 square foot cultivation facility.

This package sets the foundation for groups considering entering the cannabis space by providing real world examples of projects and cannabis industry marketplaces that we have worked within to provide clients with fact based information from which to build their business outlooks from. The 2-Hour Private Consultation is also the main entry point for clients considering our services to have the opportunity to sit down with our team and learn more about our Licensing Services. Consultation fees collected are credited back to clients who proceed with our Full Licensing Packages.

Details:

•	Initial phone call prior to consultation/tour to discuss client’s outlook for client’s future operations to prepare consulting team for client’s upcoming visit
•	60-minute private consultation at Medicine Man Technologies Headquarters in Denver, CO.
•	60-minute private tour of Medicine Man Production Company’s Dispensary and Cultivation Operations
•	Monthly E-Newsletter with Cultivation, Dispensary and Investment Tips
•	Exclusive invites to events, workshops and boot camps hosted by Medicine Man Technologies
•	When Client is under contract by Medicine Man Technologies for Licensing Services, Client will be credited back their initial consultation fee to be applied towards their licensing fees.

Recommended for:

Individuals and business owners that need more guidance and personal consultation when working to advance their own goals in the cannabis industry and to increase their business’s success.

3-Hour Private Consulting Package

Operating in the emerging cannabis industry requires experienced partners who can help Clients avoid costly mistakes. Our team of professional consultants help clients navigate the process of becoming successful cannabis operators. Using our personal experience, expertise and proven methods, Clients may avoid many of the costly pitfalls of entering and operating in the space and maximize their return on investment. This package includes a private One-on-One consultation with our consulting staff and/or Ownership, a private full tour of both our Medical and Adult Use Dispensary Operations and Medicine Man’s 40,000 square foot cultivation facility, a basic Pro Forma to aid in Clients financial modeling, a copy of the Three-A-Light Cultivation Manual by Josh Haupt (a $500 value), and a Success Nutrients Starter Kit (a $320 Value).

Details:

•	Initial phone call prior to consultation/tour to discuss client’s outlook for client’s future operations to prepare consulting team for client’s upcoming visit
•	60-minute private consultation at our headquarters in Denver, CO.
•	60-minute private tour of Medicine Man Production Company’s Dispensary and Cultivation Operations
•	60-minute private tour of the Three-A-Light cultivation facility
•	Base pro forma to use for financial modeling purposes
•	A Three-A-Light cultivation book/manual ($500 value)
•	Success Nutrients Starter Kit (a $320 value)
•	Monthly E-Newsletter with Cultivation, Dispensary and Investment Tips
•	Exclusive invites to events, workshops and boot camps hosted by us
•	When a client is under contract to receive our licensing services, a client will be credited back their initial consultation fee to be applied towards their licensing fees.

Recommended for: Individuals and business owners who:

Are current cannabis cultivators but are not producing the yields and consistency they could be and need guidance from our senior consultants and lead cultivation staff members on how to improve their performance and efficiencies … or

Entrepreneurs who are interested in the cannabis industry and have the capital, connections and passion to become operators in the cannabis space but do not have intimate knowledge about the industry and need guidance in several areas in order to being the state licensure process. We provide these client groups with high level guidance as it pertains to such things as complex state application processes, facility design, financial modeling, security, cultivation methodologies, pesticide and nutrient management plans, dispensary operations, inventory management, packaging and labeling and much more.

We also offer customized consulting services on a project needs basis related to:

•	Business Plan Generation
•	Pitch Deck Generation
•	Customized Bid Based Service Offerings, Specific State Regulation Based
•	Others

Seminar Offering Services

We offer seminars in emerging markets and at our facilities in Denver, CO. The crash course seminars are designed to educate participants about the requirements associated with becoming licensed operators in their own geographic market, and include guidance and tips on navigating:

•	Industry opportunities
•	Medical and Recreational Market Trends
•	Cultivation Methodologies and Technology
•	Processing Methodologies and Technology
•	Extraction Technology
•	Dispensary Operations
•	Operating Pros and Cons
•	Security Requirements
•	Banking, Tax, and Finance
•	Real Estate Planning and Tips
•	License Application Planning and Tips
•	Advocacy, Outreach, Lobbying

The Denver-based seminars end with a tour of Medicine Man’s cultivation and dispensary facilities, allowing participants to get a first-hand view of a fully compliant medical and recreational cultivation and dispensary operation.

We have been asked to provide key support and informational segments for various local, regional, and national events and continues to work to maintain our industry presence through such event participation. We have already scheduled specialty seminars in North Carolina, Arkansas, Pennsylvania, and Michigan during FY 2017 and expects to add additional events throughout the year.

Facility Design

We have experience designing indoor grows, greenhouse grows, and hybrid growing facilities as well as retail dispensaries. Our design team consists of an architect and a contracting firm that have a wealth of knowledge in the medical and recreational cannabis cultivation and retail space; having designed and constructed numerous facilities throughout the state of Colorado and other markets. Our team will collaborate with a client’s local architect and general contractor to develop an optimal design and construction plan that will meet all IBC and zoning codes as well as support the Variable Capacity Continuous Harvest model. Our team will provide all reference drawings, lighting, tables, shelving specs and any other pertinent intellectual property, developed and refined by Medicine Man Denver.

We also have experience in supporting multiple facility layouts and deployments, including both existing and new buildings. We have worked through both deployments and have extensive knowledge within industrial building environments. Our documented designs and floor plans ensure your facility will operate at maximum efficiency from day one, avoiding the multitude of costly mistakes made by many cannabis startups.

We have just hired a full time interior design professional with a substantial commercial space planning background that will enable our team to become more valuable in that we can now provide CAD file design guidance.

Financial Modeling

We assist clients with financial modeling and pro forma financial statement development which is a critical activity for every cannabis business irrespective of its age and size. For new enterprises, especially in the cannabis industry, the preparation of financial projections is integral to the business planning process.

Financial models are used to compile forecasts and budgets; to assess possible funding requirements; and to explore the likely financial consequences of alternative funding, marketing or operational strategies. They can also be used for business planning, raising finance, investment or funding appraisals, financial analysis, corporate planning etc. Used effectively, a financial model can help prevent major planning errors; identify or evaluate opportunities; attract external funding; provide strategic guidance; evaluate financial and development options; monitor progress etc.

New State Application Process Support Services (Template Support Based)

Our primary objective is to help clients deliver a positive customer experience with the utmost attention to product, public, and patient safety. We provide education to our clients as to how to produce the highest quality products with the lowest cost of production, delivered to customers with great customer service on a consistent and safe basis.

Through our providing basic application support guidance elements, we support client’s efforts in pursuit of state-issued operating license. Our team provides a cultivation and/or dispensary element (once known) as may be needed to demonstrate sufficiency within an application. Our proven application support experience has successfully distinguished our client's applications in this emerging industry.

We have experience working within both competitive and non-competitive application environments. We have navigated the application process in several states, including: Colorado, Nevada, Illinois, New York, Maryland, Hawaii, Pennsylvania and Puerto Rico. As each state handles the process differently, we bring a wealth of knowledge and experience in working through an application and believe in an "on the ground" approach – ensuring clients receive support when it matters most. As a result, our clients have successfully filed winning cultivation and dispensary applications across several states.

Once a client has secured your state-issued operating license, we will support their efforts to become fully operational through the licensing of our proprietary cultivation and dispensary methodologies on an ‘as needed’ basis. Our team of seasoned consultants helps applicants navigate the process of pursuing state licensure and becoming a successful cannabis operation.

This service offering is generally provided as an ‘assembly needed’ product wherein we provide basic guidance elements for a particular state’s deployment initiative that can then be incorporated in to an application process.

Licensing Services, Existing or New State Based (Full Service)

Through our licensing services, we support a client’s efforts within a competitive or non-competitive state application process with the goal of securing a state-issued operating license. Once licensed, we help clients deploy state of the art facilities, train staff, implement standard operating procedures, and become operational.

Entities applying for medical and recreational operating licenses will have to demonstrate their ability to ensure patient, product, and public safety while also maximizing their productivity to meet the forthcoming demand with high-quality, consistent products. Our latest tests have increased the per light productivity to 3 pounds of dried, cured flower per 1,000w fixture – this is invaluable in states which impose limits on canopy size or plant counts, or in instances in which operators have a limited space to cultivate within. We treat cultivation like manufacturing with the underlying principal that consistent input should yield consistent output, and have developed a process to back this up.

Licensing services include the following support throughout the pre-application process:

•	Real estate sufficiency reviews and planning
•	Generate facility design plans that client design build team can utilize in the creation of architectural and construction plans
•	Provide client with pro forma for financial modeling
•	Provide client with a facility equipment list
•	Provide client with organizational charts and job description information
•	Provide client with a list of preferred third-party vendors for consideration
•	Provide client with an application checklist once the final rules are published
•	Provide client with narrative of our operating plans for use in demonstrating qualification for state licensure

Licensing services include the following support throughout the post-application process:

•	Provide client with facility shop drawings (tables, racks, lighting systems, etc.)
•	Provide client with detailed Standard Operating Procedures
•	Provide client with further design and deployment support related to facility construction
•	Provide client with on-site training within our Denver-based facilities
•	Provide client with on-site training at their facilities once operational
•	Provide on-going support for a period of five years including the ongoing dissemination of process improvements or adjustments to standard operating procedures

Clients who successfully achieve state licensure may also engage us for managed facility support. This offering provides a turn-key solution for new operators, inclusive of support with pursuit of licensure, design and deployment of their facility, and ongoing management of the facility for a defined period of time.

Three-A-Light Publication (Home Version)

Pono is the holder of all intellectual property rights relating to the cannabis cultivation of full scale commercial grow operations utilized and proposed to be utilized by our current and future clients. No patents have been filed to protect the various methods and expertise utilized for these commercial grows because of the federal prohibition on cannabis.

“Three-a-light” is a tutorial for how to grow cannabis plants for the individual grower growing for his own benefit or caregiver growing for their patients in a limited way. The book is currently offered on Amazon at a price of $500 per copy, the highest price for a book offered by Amazon. To date, approximately 1,100 books have been sold.

There are key differences between growing cannabis indoors and outdoors. While outdoor crops can yield more, the quality of indoor cannabis cannot be matched. This book teaches the secrets of getting the greatest yield without sacrificing quality and includes a step-by-step marijuana growing guide from seed to finished flower. It provides a simple approach to a very painstaking and complex process. It contains illustrations on how to grow cannabis and covers the nine vital components of growing marijuana indoors in order to achieve the highest average yield per light.

We believe the sale of “Three-a-light” books advance the use of our cultivation techniques, use of our proprietary nutrients, and provides brand exposure as well as leads to new service provider relationships that over time will be significant.

Three-A-Light Publication (Professional Version)

It should be noted that our Three-A-Light Professional Version is only made available to licensed or operational clients utilizing full cultivation support (i.e. Cultivation MAX, licensing, etc.).

Existing Cultivation and Dispensary Operation (Group 2)

Cultivation Max Services

As the legal cannabis marketplace evolves and the price of products stabilizes, there is an in creating need to control the cost of production and maximize a cultivation facility’s performance. Through our Cultivation Max services, the Company optimizes existing cultivation operator’s existing facilities to improve yield, consistency, quality, and efficiency in order to maximize its full production potential. The service is designed to enable existing operators to become highly efficient cultivators, allowing them to continually compete in a highly competitive landscape.

Through the implementation of our proprietary cultivation methodology, facility and room design, plant and nutrient management the Company may significantly improve existing performance within a client’s facility. The Company understands the uniqueness of existing facilities and customizes the approach to each project to ensure mutually beneficial results. The Company earns revenue based on the delta of performance improvement beyond the baseline performance documented at the beginning of the engagement. The term of a Cultivation Max agreement as well as the percentage of revenue is determined on a per project basis.

As an example of this performance delta over existing indoor as well as greenhouse based performance, it is generally known that existing indoor cultivation practices are considered best practices when achieving two (2) pounds per light in terms of dried cured flower per harvest cycle or approximately one (1) gram per watt. This is based upon five (5) to six (6) harvest cycles per year. A greenhouse will likely mimic this level of performance but generally may achieve fewer harvests per year. According to a recent MJardin Study (as included in the ArcView 2015 Annual Industry Report), average yields in terms of grams per square foot of flower canopy range between 168 and 282 grams annually. Current performance for the Three-A-Light Professional cultivation practice generates approximately 700 grams per square foot of dried cured flower per square foot of flower space annually (based upon 5.5 harvests per year utilizing a thirty-two square (32) foot table supporting eight (8) plants that yields approximately nine (9) pounds per harvest or 5.5 times nine (9) pounds times 453 grams per pound divided by thirty-two (32) square feet or a total of approximately 700 grams per square foot per annual period) which represents a substantial competitive advantage to our clients.

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

Managed Facility Services

As the Company has grown, the volume of requests for full facility management has increased. As a result, the Company has structured a service offering to include organizational setup and interim management of client’s cultivation, processing, and dispensary facility(s). As part of the managed facilities services, the Company may provide the following:

1.	Oversee the hiring and training of the primary facility General Manager. General Manager will oversee the hiring and training of market-based Cultivation Manager, Production Manager, and Dispensary Manager, as necessary, who may all train on-site in Colorado while client facilities are under construction.
2.	Provide organizational charts and job descriptions to aid client management team in hiring within their local market.
3.	If desired, embed a Senior Cultivation Team Member within the client’s facility for a defined period of time, beginning at a time mutually determined between the Company and the Client. Upon completion of the service agreement, opportunity for full-time employment is typically made available to client.
4.	If desired, embed a Senior Processing Team Member within the client’s facility for a defined period of time, beginning at a time mutually determined between the Company and the Client. Upon completion of the service agreement, opportunity for full-time employment is typically made available to client.
5.	If desired, embed a Senior Dispensary Team Member within the client’s facility for a defined period of time, beginning at a time mutually determined between the Company and the Client. Upon completion of the service agreement, opportunity for full-time employment is typically made available to client.
6.	All costs for the above services to be covered by the client including time and expense.

Revenue for managed services is derived on a fee basis for ongoing support and also incentivized by production metrics tied to overall facility performance. These services are typically provided through a custom assessment and bidding process.

Products (Group 3)

Success Nutrients

SN was incorporated in Colorado on May 5, 2015. Since inception SN has been engaged in the manufacturing and wholesale and retail distribution of nine different plant nutrients for cannabis, each of which comes in three separate sizes and which has been primarily marketed to the cannabis industry, more specifically, cultivation experts and other growers in the cannabis industry in Colorado. Each of SN’s nine product lines are sold in three separate sizes, with retail pricing ranging from $25-$30 for small packages up to a range of $200-$300 for large packages.

The development of SN’s product line was the result of consolidation of all the micro and macro nutrients found to produce the most grams of cannabis flower per square foot while achieving the highest quality possible. Until January 2017, SN’s operations were primarily directed towards in the cannabis industry in the state of Colorado. Subsequently, SN’s products were successfully registered with the state agricultural departments for California, Oregon, Washington, Arizona and Michigan, as well as in Canada. Prior to obtaining this registration the SN products were only able to be purchased online. As a result of being registered, all SN products can now be displayed on retail shelves in those aforesaid states. SN will continue to pursue product registration in other states and countries prioritizing those locations that provide greater market size for its products.

The Success Nutrients brand provides one of the key underpinnings of the cultivation methodology and is essential to the overall Three a Light TM performance metric, which is discussed more fully below under “Business of Pono.”. With an investment of two years of research, development and intense testing, this product line was specifically formulated for the cannabis industry.

SN’s goal is to revolutionize modern cannabis gardening as it is currently known with an emphasis on stronger plants, healthy flowers and an overall cleaner product. Generally, growers of cannabis have been able to generate approximately 1.5 lbs. per grow light. By using both the nutrients offered by SN, together with the process offered by Pono, results have more than doubled in some cases. While no assurances can be provided, we believe that this will add substantial growth to our existing cannabis consulting operation, especially as the cannabis industry continues to grow and expand as additional states approve the use and cultivation of medical and recreational marijuana. We believe that if we offer prospective new clients the opportunity to learn cultivation techniques that allow them to increase production over their competitors, our business will increase, which is one of the primary purposes of the Transactions. The combination of SN and Pono registration techniques have directly resulted in the creation of a new line of consulting services that improve the performance of current cultivations. We call this service “Cultivation Max.” We have already signed several new clients for this service.

Three-A-Light Publication (Home Version)

Pono was incorporated in the State of Colorado on February 16, 2015. It is the holder of all intellectual property rights relating to the cannabis cultivation of full scale commercial grow operations utilized and proposed to be utilized by our current and future clients. No patents have been filed to protect the various methods and expertise utilized for these commercial grows because of the federal prohibition on cannabis.

“Three-a-light” is a tutorial for how to grow cannabis plants for the individual grower growing for his own benefit or caregiver growing for their patients in a limited way. The book is currently offered on Amazon at a price of $500 per copy, the highest price for a book offered by Amazon. To date, approximately 1,100 books have been sold. Pono currently generates approximately $25,000 to $40,000 a month in revenue (through February 2017) from the sale of these books and other related services.

There are key differences between growing cannabis indoors and outdoors. While outdoor crops can yield more, the quality of indoor cannabis cannot be matched. This book teaches the secrets of getting the greatest yield without sacrificing quality and includes a step-by-step marijuana growing guide from seed to finished flower. It provides a simple approach to a very painstaking and complex process. It contains illustrations on how to grow cannabis and covers the nine vital components of growing marijuana indoors in order to achieve the highest average yield per light.

We believe the sale of “Three-a-light” books advance the use of our cultivation techniques, use of our proprietary nutrients, and provides brand exposure as well as leads to new service provider relationships that over time will be significant.

Three-A-Light Publication (Professional Version)

It should be noted that our Three-A-Light Professional Version is only made available to licensed or operational clients utilizing full cultivation support (Cultivation MAX).

Competitive and Client Base

Competitive Advantage

As we continue to grow, amassing additional experience and knowledge (similar to our recent substantial gains in as represented by Three-A-Light and Success Nutrients) we believe we will continue to enjoy a competitive advantage within the industry over any other business providing a group of service offerings similar to our own.

With our focus on the fulfillment of a brands warehouse concept, wherein we can commonly acquire, market, value, and cross promote various Cannabusiness enterprises we believe that over time we will be able to achieve a more economical cost of operations (public company) while delivering highest quality goods and services that generate strong shareholder returns in terms of our stock value in this nascent space.

As with our latest new product, Cultivation MAX we are now working with existing underperforming cultivation facility ownership groups wherein we provide access to our advanced knowledge as well as proprietary nutrients wherein we are only compensated on the delta achieved over their existing performance (generally less than 1.5 pounds a light or 350 grams of dried cured flower per square foot of flower canopy) while also guaranteeing through payment reduction that their existing cost per pound to cultivate will not increase.

Unlike most ‘consultants’ in this industry, we have proven that we do not know it all and as we continue to be ready to learn from others (through acquisition and or cooperation), we believe that ability in and of itself will allow us to continue to expand our client base and revenues substantially.

General Client Summary

Medicine Man Technologies has been actively involved in the state application process on behalf of our clients. To date we have actively participated in an application process in the following states: Colorado, California, Florida, Illinois, Nevada, New York, Maryland, Hawaii, Oregon, Pennsylvania and Puerto Rico. As with most consultants, we have won and lost in pursuit of a license application process. To date we have assisted clients in securing the following licenses or have active clients as follows:

•	Four (CUP authorized or in process status) California Cultivation Licenses
•	One Colorado cultivation license
•	Three Colorado dispensary licenses (Denver, Aurora, Thornton)
•	Two Illinois cultivation licenses
•	Four Illinois dispensary licenses
•	Two Nevada cultivation licenses
•	Two Nevada Cultivation MAX Client Licenses
•	One Maryland processing license
•	One Maryland cultivation license
•	Three Maryland dispensary licenses
•	One Hawaii vertically integrated license noting the applicant was top scored in Kauai and removed for investor background check violations
•	One Oregon Tier II Cultivation License and One Oregon Medical Cultivation License (outdoor)
•	We have one active cultivation client and one pending Puerto Rico cultivation application

We have already begun to generate new business opportunities in Michigan, Ohio, Florida, and Arkansas and have more recently initiated Cultivation MAX support services for two larger Nevada clients (500 light and 400 light) which, over time should generate significant income for the Company.

Related Parties – Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.  The Company disclose related party transactions that are outside of normal compensatory agreements, such as salaries or director fees.  The Company has related party transactions with the following individuals / companies:

•	Super Farm LLC – Joshua Haupt, Chief Cultivation Officer of the Company, has a 20% ownership
•	De Best Inc.– Joshua Haupt, Chief Cultivation Officer of the Company, has a 20% ownership
•	Medicine Man Denver – Andy Williams, Director of the Company, has a 38% ownership
•	Josh Haupt – Chief Cultivation Officer of the Company

1.	Liquidity and Capital Resources:

Cash Flows – During the quarters ending June 30, 2017 and 2016, the Company primarily utilized cash and cash equivalents and profits from operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $200,600 and $351,524 classified as cash and cash equivalents as of June 30, 2017 and December 31, 2016, respectively.

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

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing revenues are recorded at the time the milestone result in the funds being due has been achieved, services are delivered and payment is reasonably assured. Licensing revenues are generally collected from 30 to 60 days after the invoice is sent. As of June 30, 2017, and December 31, 2016, the Company had accounts receivable of $231,399 and $25,000, respectively. The company wrote off $0 of its accounts receivable in the current quarter. Allowance for doubtful accounts is currently zero as all receivables are less than 60 days old. The company will continue to evaluate the need for recognizing an additional allowance in the future.

AFS Securities: Investments available for sale is comprised of publicly traded stock purchased as an investment. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all its marketable securities as short-term. Our investment securities at June 30, 2017 consist of available-for-sale instruments which include $17,701 of equity in publicly traded companies. All our available-for-sale securities are Level 2 due to limited trading volume. Realized gains and losses on these securities will be included in “other income (expense)” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCT).

Short term note receivable: Notes receivable is comprised of a $250,000 loan with $28,893 of accrued interest for a total loan value of $278,893 issued to the organization that owns Funk Sack, Inc. This loan was extended with the option of negotiating an agreement to acquire the entirety of the company through a stock swap. However, in the fourth quarter of 2016 the Company determined that it would not complete the acquisition of the company and instead will hold the investment and it will be repaid. The loan was issued May 6, 2016 and is due to be repaid November 1, 2017. As the note is still current and the Funk Sacks organization is continuing to operate and grow this note is considered to be fully collectable.

Other assets: Other assets at June 30, 2017 and December 31, 2016 were $50,006 and $27,479, respectively and as of June 30, 2017 included $25,506 in prepaid registrations fees for major cannabis events the Company is sponsoring and advertising costs and $24,500 in two security deposits.

Accounts payable: Accounts payable at June 30, 2017 and December 31, 2016 was $32,328 and $0, respectively.

Other liabilities: Other liabilities at June 30, 2017 and December 31, 2016 were $10,713 and $175, respectively. At June 30, 2017, this was comprised of $10,352 in accrued expense.

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

Revenue recognition and related allowances: Revenue from licensing and consulting services is recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved. Revenue from seminar fees is related to one-day seminars and is recognized as earned at the completion of the seminar. Revenue from product sales either being nutrients or book sales are recognized when the goods is transferred. All revenue is measured at fair value.

Costs of Services Sold – Costs of services sold are comprised of direct salaries and related expenses incurred while supporting the implementation of licensing agreements and related services.

General & Administrative Expenses – General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s services.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $89,509 and $21,672 during the six months ended June 30, 2017 and 2016, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the Company’s stock being traded the Company used the most recent valuation. The Company recognized $4,480,318 in expenses for stock based compensation to employees and consultants during the six months ended June 30, 2017.

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

Management fee contracts: In February 2017, the Company entered into a Merger Agreement with Pono Publications Ltd. (“Pono”), as well as a Share Exchange Agreement with Success Nutrients, Inc. (“SN”), each a Colorado corporation, in order to facilitate the acquisition of both of these entities. The ratification of the acquisition of these companies requires the approval of the holders of a majority of the Company’s shareholders, which was submitted for such approval at the Company’s annual shareholder meeting held on May 2017. The relevant agreements provide that the effective date for accounting purposes would be April 1, 2017. Success Nutrients became a wholly owned subsidiary of Medicine Man Technologies, Inc. and the business conducted by Pono was incorporated into a newly formed wholly owned subsidiary, Medicine Man Consulting, Inc., which is also where the Company will continue to conduct its consulting service business.

In March 2017, the Company integrated Pono Publications and Success Nutrients into its operations including a lease for approximately 10,000 square feet of space located at 6660 East 47th Street, Denver, CO 80216. This integration also included four (4) full time team members as well as several independent contractors. From April 1, 2017 to June 30, 2017 the Company has agreed to manage the acquirees through a management fee agreement whereby all cash collected was recognized as other income and all cash expenses were direct costs of the project. As of June 30, 2017, the management contract resulted in cash collections of approximately $100,000 and cash expenditures of approximately $170,000 resulting in a net loss of $70,257 which was presented on a net basis as a loss in the other income portion of our income statement. As of April 1, 2017 the Company’s consolidated financial statements included these two entity’s.

3.	Recent Accounting Pronouncements

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-1.  The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years.  Adoption of this ASU is not expected to have a significant impact on our consolidated results of operations, cash flows and financial position.

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

FASB ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. Adopting this ASU did not have a significant impact on our financial position, results of operations and cash flows.

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

On June 3, 2017, the Company issued 1,400,000 shares of Common Stock to various individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $2,380,000 based upon the closing stock price on June 2, 2017 at $1.70 per share.

On June 3, 2017, the Company issued 7,000,000 shares of Common Stock in consideration for the acquisition of Success Nutrients and Pono Publications.

On June 3, 2017, the Company issued 2,000,000 warrants to purchase Common Stock to three individuals. See Note 15 for further explanation.

During the three months ended June 30, 2017, the Company issued 44,151 shares of Common Stock upon conversion of convertible notes in the aggregate amount of $60,000.

At June 30, 2017, the Company had 18,992,238 common shares outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	June 30, 2017	December 31, 2016
Furniture & Fixtures	$82,415	$11,526
Marketing Display	36,900	42,681
Vehicles	6,000	–
Office Equipment	74,996	10,838
	$200,311	$65,045
Less: Accumulated depreciation	(46,278)	(22,919)
	$154,033	$42,126

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture & Fixtures	3 years
Marketing Display	3 years
Vehicles	3 years
Office Equipment	3 years

Depreciation expense for the six-month periods ending June 30, 2017 and 2016 was $23,576 and $8,266 respectively.

6.	Intangible Asset

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

During 2016, the Company attained two intangible assets, Product Agreement & Registration and a Trade Secret. These two intangible assets were acquired due to the result of the acquisition of Success and Pono on June 30, 2017. Refer to the Note 9 for further explanation of the purchase price accounting. The Company’s procurement of product registration during the year was within five states and Canada. The Company’s product was registered in California, Oregon, Colorado, Michigan, Arizona, Washington and all of Canada. The registration allows the Company to sell their product within the confines of that region. The registration fees capitalized are the initial costs to obtain the license. The licenses have nominal annual renewal costs. These subscriptions are amortized over a 15-year period.

During 2016, the Company incurred an intangible asset due to the development of the products nutrient recipe. The nutrient recipe development was a onetime fee, paid to the Company’s developer. The intellectual property is amortized over a 15-year economic life of the asset. The economic life of the asset is shorter than the indefinite life considered the legal life of the assets so 15 years is deemed the economic life of the asset.

Amortization expense for the periods ending June 30, 2017 and 2016 was $1,463 and $266, respectively.

	June 30, 2017	December 31, 2016
License Agreement	$5,300	$5,300
Product License and Registration	38,124	–
Trade Secret - IP	32,500	–
	$75,924	$5,300
Less: accumulated amortization	(3,055)	(1,592)
	$72,869	$3,708

7.	Convertible Notes and Derivative Liability:

At December 31, 2016 the Company had raised $810,000 through a private placement of promissory convertible notes with certain accredited investors, bearing interest at 12%, with interest and principal due January 1, 2019. During the quarter ended June 30, 2017 the Company did not raise any additional capital with the same terms. In the period ended June 30, 2017 the Company converted $60,000 of promissory convertible notes with certain accredited investors, bearing interest at 12%, with interest and principal due January 1, 2019, into 44,151 shares of common stock.

Upon issuance, each of the notes is immediately convertible at the noteholders election into the Company’s common stock at $1.75 per share or 90% of the VWAP of the five days following the notice of conversion, whichever is lower. Since the conversion rate can be tied to an underlying item, the notes are considered to be a derivative that is recorded as a liability at fair value and adjusted to fair value at the conclusion of each reporting period. The underlying assumptions used in the Black Scholes model to determine the fair value of the derivative liability were based on the individual date the notes were closed and were the following:

	Upon issuance	June 30, 2017
Current stock price	$ 1.66 to $4.35	$1.39
Risk-free interest rate	.67%	1.38%
Expected dividend yield	0	0
Expected term (in years)	2.39 to 2.09	2.39 to 2.09
Expected volatility	85% to 114%	123%

Changes in the derivative liability were as follows:

January 1, 2017	$294,002
Gain on derivative liability	(131,383)
Conversion of notes - APIC	(139,602)
June 30, 2017	$23,017

8.	Related Party Transactions:

As of June 30, 2017, the Company has three related parties, Medicine Man Denver, De Best Inc. and Super Farm LLC. One of the Officers of the Company, Joshua Haupt, currently owns 20% of both De Best and Super Farm. During 2017, the Company had net sales from Super Farm LLC totaling $61,251 and $21,553 sales from De Best Inc. The Company give’s a larger discount to related parties than non-related parties. The gross profit margin for related parties was 49% at June 30, 2017. As of June 30, 2017, the Company had accounts receivable balance with Super Farm LLC totaling $13,561 and $3,660 accounts receivable from De Best Inc. During 2017, the Company had cost of sales associated with Super Farm LLC totaling $12,698 and $4,720 from De Best Inc. Additionally, one of the Directors of the Company, Andy Williams, currently owns 38% of Medicine Man Denver. During 2017, the Company had net sales from Medicine Man Denver totaling $40,140, accounts receivable balance of $7,073 and cost of sales totaling $8,618.

9.	Goodwill and Acquisition accounting:

On June 3, 2017, the Company issued an aggregate of 7,000,000 shares of its common stock for 100% ownership of both Success Nutrients and Pono Publications. The Company utilized purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in the Company valuing the investment as $6,301,080 of Goodwill. The ASC at 350-20-35-3A directs that “An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill”. During 2017, the Company obtained an independent valuation of the Company at 6.2.17. The fair market value at 6.2.17 of the Company was valued at $17,031,748, thus creating a fair market value greater than the carrying value of Goodwill. The ASC at 350-20-35-3D directs that “If an entity determines that it is not more likely that the fair value of a reporting unit is less than its carrying amount, then Goodwill impairment is unnecessary.” Additionally, the valuation that was obtained for the Company at 6.2.17 valued the Company’s per share value of Common Stock at $.93. This price was used because of the large block of stock given creates a blockage discount since it can’t all be sold at market prices immediately. The valuation was used to value the stock instead of the $1.70 market price due to the large amount of stock involved.

Pono and Success Balance Sheet

	Book Value	Fair Value		Book Value	Fair Value
Assets			Liabilities
Accounts receivable	86,659	86,659	Accounts payable	3,268	3,268
Inventory	109,174	109,174	Note payable	58,280	58,280
PPE	16,922	16,922	Other liabilities	11,352	11,352
Intangibles	69,065	69,065		72,900	72,900
	281,820	281,820

Purchase Price (7,000,000 *.93)		6,510,000
Less: BV of Assets		(281,820)
Add: BV of Liabilities		72,900
Goodwill		6,301,080

10.	Inventory:

As of June 30, 2017, and December 31, 2016, respectively, the Company had $109,174 and $0 of finished goods inventory. The Company only has finished goods within inventory because it does not produce any of its products. All inventory is produced by a third party. The inventory valuation method that the Company uses is the FIFO method. During 2017 and 2016, the company had $0 obsolescence within their inventory.

11.	Note Payable:

As of June 30, 2017, and December 31, 2016, the Company had a note payable balance of $58,280 and $0, respectively. The note payable is a balance that is due to an officer of the Company, Joshua Haupt.

12.	Net Income (Loss) per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's quarterly earnings for the period ended June 30, 2017 and 2016 basic and diluted earnings/(loss) per share $(0.22) and $(0.02), respectively.

13.	Commitments and Concentrations:

Office Lease – Denver, Colorado – The Company entered into a lease for office space at 4880 Havana Street, Suite 200, Denver, Colorado 80239. The lease period started March 1, 2017 and will terminate February 29, 2020, resulting in the following future commitments:

2017 fiscal year	$95,947
2018 fiscal year	154,174
2019 fiscal year	171,000
2020 fiscal year	29,000

Office Lease – Denver, Colorado – The Company entered into a lease for office space at 6660 E. 47th Ave Drive, Denver, Colorado 80216. The lease commitment is split between both Success Nutrients and Pono Publications. The lease period started December 1, 2016 and will terminate November 30, 2020, resulting in the following future commitments:

2017 fiscal year	$115,328
2018 fiscal year	118,528
2019 fiscal year	121,728
2020 fiscal year	124,928

14.	Tax Provision:

The Company had no tax provisions as of June 30, 2017 and December 31, 2016. The company had a net loss in the quarter ending June 30, 2017 and the deferred tax asset has a full valuation against it.

15.	Warrants:

The Company issued one round of warrants related to various equity transactions that was approved by the Board on June 3, 2017 and issued on June 19, 2017. Since the terms weren’t established until June 19, 2017, these were valued on this date per the signed agreements and issuance on June 19, 2017. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under ASC 480. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying common stock at the valuation measurement date of $1.50, the remaining contractual term of the warrant of 2.5 years, risk-free interest rate of 1.38% and expected volatility of the price of the underlying common stock of 126%. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black Scholes option-pricing model are moderately judgmental.

	Number of shares	Exercise Price
Balance as of March 31, 2017	–	–
Warrants issued	2,000,000	$1.445
Settlements	–	–
Balance as of June 30, 2017	2,000,000

During the six months ended June 30, 2017, the Company issued 2,000,000 common stock purchase warrants to three employees of the Company with an exercise price of $1.445 per share for a period of time expiring on December 31, 2019. As of June 30, 2017, none of the warrants were exercised. Stock-based compensation expense recognized for warrants during the six-month period ended June 30, 2017 was $2,100,318.

16.	Subsequent event:

Effective July 21, 2017, the Company consummated the acquisition of Denver Consulting Group LLC, a Colorado limited liability company (“DCG”). The Company issued an aggregate of 2,258,065 shares of its common stock to the DCG members in exchange for 100% of their issued and outstanding member interests, valued at $3.5 million based upon the closing price of the Company’s Common Stock on the date the relevant Term Sheet was executed. As a result, DCG is now a wholly owned subsidiary of the Company. The transaction with DCG did not result in a change in the Company’s current management.

As a part of this acquisition, the Company absorbed four full-time DCG team members on a contingent to hire basis (90 day).

The Company entered into final negotiations with a Canadian company for exclusive representation of several of the Company’s goods and services as noted in Item 2 of this report wherein we would also be jointly developing a new product and service offering associated with lighting technology and deployment.

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

We are a cannabis consulting company providing services related to cost efficient cannabis cultivation technologies focusing on quality as well as safety, retail operations related to the delivery of cannabis related products, and other related business lines as described in our operating strategic vision outlines below.

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 4880 Havana Street, Suite 201 South, Denver, Colorado 80239, telephone (303) 371-0387. Our website address is www.medicinemantechnologies.com.

Results of Operations

Results of Operations for the three months ended June 30, 2017 and 2016

During the three months ended June 30, 2017, our second quarter we generated revenues of $882.353, including consulting/licensing fees of $530,195, product sales of $352,158 as compared with the three months ended June 30, 2016, our comparative second quarter where we generated revenues of $149,766, all of which were related to consulting/licensing services.  This resulted in an increase in our consulting/licensing revenues of 254% or $380,429 noting the balance of this increase was related to Success Nutrient sales which were not present in the same quarter one year earlier.  Overall revenue increased during this three-month period over that of the prior year by 489% of $732,587.

Cost of services, consisting of expense related to delivery of services and product procurement, was $272,001 during the three months ended June 30, 2017, compared to $44,177 during the comparable period in 2016, this increase was largely driven by the addition of product procurement expenses and increases in wages for the period. Operating expenses during the three months ended June 30, 2017, were $5,172,869, including stock compensation expense of $4,480,318, one-time acquisition costs of $98,710, and general and administrative expense of $593,850, compared to general and administrative expenses of $207,059 incurred during the three months ended June 30, 2016, an increase of $4,965,801. Increased operating expenses during this three-month period were primarily attributable to stock compensation and one-time acquisition expenses totaling $4,579,019 as well as the cost increase of additional staff needed to service our expanding client base as reflected in our operating expense category.

As a result, we generated a net loss of $4,494,435 during the three months ended June 30, 2017 (approximately ($0.23) per share), compared to net loss of $101,470 during the three months ended June 30, 2016. This net loss was primarily attributable to stock compensation and one-time acquisition expenses totaling $4,579,019 which exceeds the total of net losses during this period.

The Company notes that during the first quarter of FY 2016 we only had three full-time and two part-time employees whereas in the second quarter of FY 2017 we had thirteen full-time and two part-time employees.

Results of Operations for the six months ended June 30, 2017 and 2016

During the six months ended June 30, 2017, we generated revenues of $1,423,489, including consulting/licensing fees of $1,067,109, product sales of $352,158 with the balance of fees arising from our participation in cannabis seminars. In the six months ended June 30, 2016 revenue generated was $349,381 with $337,221 generated through consulting/licensing fees. From June 30, 2017 to June 30, 2016 we had an 307% increase revenue. This increase was due to the acquisition of Pono and Success, growth in our service model and growth within our client base.

Cost of services, consisting of expense related to delivery of services and product procurement, was $437,160 during the six months ended June 30, 2017, compared to $181,618 during the comparable period in 2016, this increase was largely driven by the addition of product procurement expenses and increases in wages for the period. Operating expenses during the six months ended June 30, 2017, were $5,401,754, including stock compensation expense of $4,480,318, general and administrative expense of $435,296, compared to general and administrative expenses of $312,217 incurred during the six months ended June 30, 2016, an increase of $123,079. Increased operating expenses included additional cost incurred related to professional fees of $332,184 incurred during the period, as well as $89,509 in advertising expense incurred during the six months ended June 30, 2017, compared to advertising expenses of $21,672 during the corresponding period in 2016. During the six months ended June 30, 2017, the Company incurred $98,701 in one-time acquisition costs related to the Pono and Success acquisition.

The Company notes that during the first quarter of FY 2016 we only had three full-time and two part-time employees whereas in the second quarter of FY 2017 we had thirteen full-time and two part-time employees.

As a result, we generated net loss of $(4,383,271) during the six months ended June 30, 2017 (approximately ($0.22) per share), compared to net loss of $(219,118) during the six months ended June 30, 2016. Of this net loss, we note that $4,480,318 was related to extraordinary one-time costs related to stock compensation.

Liquidity and Capital Resources

At June 30, 2017, we had $200,600 in cash on hand.

Net cash used by operating activities was $347,617 during the six-month period ended June 30, 2017, compared to cash used from operating activities of $224,534 for the similar period in 2016, an increase of $123,083. We anticipate we will continue to generate negative cash flow from operations until we complete the DCG acquisition.

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

As we continue to focus on expanding its branding warehouse concept, it will begin to require capital beyond its ability to support through normal cash flow sources. Over time these investments will begin to require less capital and be spread out over an ever-increasing corporate structure integrating various acquisitions as wholly owned subsidiary operations, all supporting a common brand and marketing strategy. Additionally, our ability to evolve into a low-cost public company entity will generate even better value to our shareholders as we are eliminating duplication of all the various related costs and services

We are currently in process of undertaking an effort to raise additional capital through the sale of our common stock. It is expected, though not assured, that this additional cash infusion will provide meet the cash requirements of the company until it will again start generating positive cash flow for its operations. However, if we are unable to secure this financing or generate profits from our operations or elect to expand our operations or otherwise require additional capital, we have no agreement with any third party to provide us the same and there can be no assurances that we will be able to raise any capital, either debt or equity on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2017, we issued 189,738 shares of Common Stock upon conversion of convertible notes which reduced our debt in the aggregate amount of $314,777. We used the funds received from the issuance of these convertible notes for working capital. We relied upon the exemption from registration provided by Regulation D to issue these shares.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 17, 2017 titled “Medicine Man Technologies Reports Second Quarter 2017 Results”

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

MEDICINE MAN TECHNOLOGIES, INC.

Dated: August 17, 2017	By:	/s/ Brett Roper
Brett Roper
Chief Executive Officer

Dated: August 17, 2017	By:	/s/ Jonathan Sandberg
Jonathan Sandberg
Chief Financial Officer

