Form 10-Q
period 2017-09-30
Medicine Man Technologies, Inc.
filed 2017-11-09
CIK 1622879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 21,875,011 shares of common stock, par value $0.001 issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	September 30, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$927,884	$351,524
Accounts receivable, net	356,940	25,000
Accounts receivable - related party	41,962	–
Available for sale securities	–	13,998
Short-term note receivable	286,455	264,016
Inventory	87,685	–
Other assets	106,811	27,479
Total current assets	1,807,737	682,017

Non-current assets
Fixed assets, net accumulated depreciation of $63,579	155,529	42,126
Intangible assets, net accumulated amortization of $5,760	89,340	3,708
Goodwill	9,304,306	–
Total non-current assets	9,549,175	45,834

Total assets	$11,356,912	$727,851

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$44,189	$–
Accounts payable - related party	9,776	–
Derivative liability	159,105	294,002
Other liabilities	14,700	175
Total current liabilities	227,770	294,177

Long-term liabilities
Note payable - related party	58,280	–
Convertible loan	675,000	810,000
Total long-term liabilities	733,280	810,000

Total liabilities	961,050	1,104,177

Commitments and contingencies, note 13
Shareholders’ equity
Common stock $0.001 par value. 90,000,000 authorized, 21,875,011 and 10,402,500 were issued and outstanding September 30, 2017 and December 31, 2016, respectively.	22,504	10,403
Additional paid-in capital	14,346,342	1,026,052
Additional paid-in capital - Warrants	2,100,318	–
Accumulated other comprehensive (loss)	–	(4,303)
Retained earnings	(6,073,302)	(1,408,478)
Total shareholders' equity (deficit)	10,395,862	(376,326)

Total liabilities and stockholders’ equity	$11,356,912	$727,851

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Nine Months Ended September 30, 2017 and 2016

Expressed in U.S. Dollars

	Three Months Ended September 30,		Nine Months Ended September, 30
	2017	2016	2017	2016

Operating revenues
Product sales	$278,495	$–	$506,900	$–
Product sales - related party	61,768	–	184,711	–
Licensing fees	347,504	227,500	848,816	564,135
Consulting fees	238,480	6,000	805,086	6,000
Seminar fees	2,017	3,093	6,239	15,253
Total revenue	928,264	236,593	2,351,752	585,388

Cost of services
Cost of services	282,894	83,209	694,018	264,826
Cost of services - related party	14,291	–	40,327	–
Total cost of services	297,185	83,209	734,345	264,826

Gross profit	631,079	153,384	1,617,407	320,562

Operating expenses
General and administrative	331,764	99,891	735,018	411,523
Professional services	144,796	–	384,278	–
Acquisition costs	42,600	–	141,301	–
Stock based compensation expense	164,000	–	4,644,318	49,200
Officers/Directors incentive compensation	90,823	–	90,823	–
Advertising	49,592	39,869	136,436	61,541
Salaries	127,250	–	220,365	–
Total operating expenses	950,825	139,760	6,352,539	522,264

Income from operations	(319,746)	13,624	(4,735,132)	(201,702)

Other income/expense
Interest income	(7,562)	(5,128)	(22,439)	(6,936)
Net loss on derivative	136,088	–	4,706	–
Interest expense related to convertible notes	22,636	–	66,965	–
Loss on management fee contracts	–	–	70,257	–
Net realized loss on available for sale securities	14,719	–	14,457	–
Other income	–	–	(219)	–
Total other expense	165,881	(5,128)	133,727	(6,936)

Net (loss) income	$(485,627)	$18,752	$(4,868,859)	$(194,766)
	.
Earnings per share attributable to common shareholders:
Basic and diluted (loss)/earnings per share	$(0.02)	$0.00	$(0.22)	$(0.02)
Weighted average number of shares outstanding - basic and diluted	21,883,853	9,976,146	21,883,853	9,997,664

Other comprehensive (loss), net of tax
Net unrealized (loss) on available for sale securities	–	–	–	–
Total other comprehensive income (loss), net of tax	–	–	–	–

Comprehensive (loss) gain	$(485,627)	$18,752	$(4,868,859)	$(194,766)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2017 and 2016

Expressed in U.S. Dollars

	2017	2016
Cash flows from operating activities
Net loss for the period	$(4,868,859)	$(194,766)
Adjustments to reconcile net loss to net cash used in operating activities
Loss (gain) on derivative, net	4,706	–
Stock based compensation	4,644,318	49,200
Depreciation and amortization	43,650	12,797
Changes in operating assets and liabilities
Short term note receivable	(22,439)	(210,000)
Accounts receivable	(373,902)	58,739
Inventory	(87,685)	–
Other assets	(65,331)	(32,729)
Accounts payable and other liabilities	68,490	(3,439)
Net cash used in operating activities	(657,052)	(320,198)

Cash flows from investing activities
Purchase of assets	(242,685)	–
Acquisition investment	233,357	–
Short term debt	–	150,000
Loss from sale of AFS securities	4,303	–
Net cash used in investing activities	(5,023)	150,000

Cash flows from financing activities
Cash raised by sale of convertible debt	179,777	–
Common stock	1,058,658	–
Net cash earned for financing activities	1,238,435	–

Net increase (decrease) in cash and cash equivalents	576,360	(170,198)
Cash and cash equivalents - beginning of period	351,524	262,146
Cash and cash equivalents - end of period	$927,884	$91,948

See accompanying notes to the financial statements

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Organization and Nature of Operations:

Business Description – Business Activity: Medicine Man Technologies Inc. (the "Company") is a Nevada corporation incorporated on March 20, 2014. The Company is a cannabis consulting company providing services related to cost-efficient cannabis cultivation technologies focusing on quality as well as safety, retail operations related to the delivery of cannabis related products, and other related business lines as described in our operating strategic vision outlined below.

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

Intelligent Acquisition – This term is meant to define a selection and due diligence process that will enable both the Company as well as the acquisition to benefit mutually in that each may better 1) establish a more stable method of continual valuation through direct contact with the public marketplace wherein with the related growth of the enterprise as a whole it will eventually be able to achieve a national exchange listing status, 2) market themselves collectively, taking advantage of certain cost savings strategies through shared participation in various events and advertising opportunities, 3) take advantage of other operating and reporting cost efficiencies available to the Company through aggregation of such acquisitions, 4) continue to develop a full spectrum of products and services deliverable to the general cannabusiness marketplace through careful segmentation of the marketplace as a whole, and 5) continue to work collaboratively within the industry to achieve both transparency as well as a strong positive reputation for ethical behavior when working both internally within its collective as well as externally with others throughout industry.

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

Education, Design, Business Plan, and New State Initiatives (Group 1)

Private Consultation Services

2-Hour Private Consulting Package

3-Hour Private Consulting Package

We also offer customized consulting services on a project needs basis related to:

•	Business Plan Generation
•	Pitch Deck Generation
•	Customized Bid Based Service Offerings, Specific State Regulation Based

Seminar Offering Services

Facility Design

Financial Modeling

New State Application Process Support Services (Template Support Based)

Licensing Services, Existing or New State Based (Full Service)

Three-A-Light Publication (Home Version)

Three-A-Light Publication (Professional Version)

Existing Cultivation and Dispensary Operation (Group 2)

Cultivation Max Services

Managed Facility Services

Products (Group 3)

Success Nutrients

Three-A-Light Publication (Home Version)

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

While no assurances of specific performance can be provided, the Company’s revenue expectations for a typical Cultivation MAX deployment is based upon the simple premise that the Company gets paid when our client achieves higher than historical yields for its cultivation operation based upon, 1) wholesale price net of state and local taxes, 2) at a cost per pound to grow that is equal to or less than what the client was experiencing, and 3) as a modest percentage of the improvement delta achieved.

As an example of how this revenue stream to our Company will evolve, we look to the following performance assumption basics:

•	Five (5) harvests per year average
•	A two (2) pound per light of 70 grams per square foot of flower canopy baseline
•	Achieving three (3) pounds per light or an improvement of at least one (1) pound per light or 35 grams per square foot of flower

Based upon the above, and assuming we receive 25% of the improvement delta and the wholesale value of flower is $1,000 (net of taxes), we would receive $250 per light per harvest in revenues or $1,250 per light annually.  If a facility had 500 lights (flowering), we would achieve $625,000 of gross revenues annually and our client would achieve eleven (11) times that value or $6.875M in wholesale revenues which if costs per pound remain at or less than prior experience, would generate $1.875M more revenue to the Client.

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

General Client Summary

Medicine Man Technologies has been actively involved in the state application process on behalf of our clients. To date we have actively participated in an application process in the following states: Colorado, California, Florida, Illinois, Nevada, New York, Maryland, Hawaii, Oregon, Pennsylvania and Puerto Rico. As with most consultants, we have won and lost in pursuit of a license application process. To date we have assisted clients in securing the following licenses or have active clients as follows:

•	Five Arkansas cultivation license applications
•	Four Arkansas dispensary license applications
•	Five (CUP authorized or in process status) California Cultivation Licenses
•	Two Colorado cultivation licenses (one greenhouse)
•	Three Colorado dispensary licenses (Denver, Aurora, Thornton)
•	Two Illinois cultivation licenses
•	Four Illinois dispensary licenses
•	One Nevada cultivation licenses
•	Two Nevada Cultivation MAX Client Licenses
•	One Maryland processing license
•	One Maryland cultivation license
•	Three Maryland dispensary licenses
•	Three Michigan cultivation licenses
•	Three Ohio cultivation applications
•	Three Ohio dispensary applications
•	One Hawaii vertically integrated license (Applicant top score in Kauai, later removed for unknown reason by DOH)
•	One Oregon Tier II Cultivation License and One Oregon Medical Cultivation License (outdoor)
•	We have one active cultivation client and two pending Puerto Rico cultivation applications (deferred due to hurricane)
•	We have one German cultivation client
•	We have one Canadian LP Cultivation Client
•	We have one Australian cultivation client

We have already begun to generate new business opportunities in Michigan, Ohio, Florida, and Arkansas and have more recently initiated Cultivation MAX support services for two larger Nevada clients (500 light and 400 light) which, over time should generate significant income for the Company.

We are extending our service offerings to international clients having in the third quarter generated new clients in Australia, Germany, and Canada. We currently have active proposals out in both Canada as well as Australia.

Related Parties – Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.  The Company disclose related party transactions that are outside of normal compensatory agreements, such as salaries or director fees.  The Company has related party transactions with the following individuals / companies:

•	Super Farm LLC – Joshua Haupt, Chief Cultivation Officer of the Company, has a 20% ownership
•	De Best Inc.– Joshua Haupt, Chief Cultivation Officer of the Company, has a 20% ownership
•	Medicine Man Denver – Andy Williams, Director of the Company, has a 38% ownership
•	Josh Haupt – Chief Cultivation Officer of the Company of Medicine Man Technologies
•	Future Vision – Andy Williams, Director of the Company, has a 38% ownership

1.	Liquidity and Capital Resources:

Cash Flows – During the nine-month period ending September 30, 2017 and 2016, the Company primarily utilized cash and cash equivalents and profits from operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $927,884 and $351,524 classified as cash and cash equivalents as of September 30, 2017 and December 31, 2016, respectively.

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

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing revenues are recorded at the time the milestone result in the funds being due has been achieved, services are delivered, and payment is reasonably assured. Licensing revenues are generally collected from 30 to 60 days after the invoice is sent. As of September 30, 2017, and December 31, 2016, the Company had accounts receivable of $398,902 and $25,000, respectively. The company wrote off $0 of its accounts receivable in the current quarter. Allowance for doubtful accounts is currently zero as all receivables are less than 60 days old. The company will continue to evaluate the need for recognizing an additional allowance in the future.

AFS Securities: Investments available for sale is comprised of publicly traded stock purchased as an investment. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all its marketable securities as short-term. The Company’s investment securities at September 30, 2017 and December 31, 2016 consisted of available-for-sale instruments of $0 and $13,998, respectively, of equity in publicly traded companies. All our available-for-sale securities are Level 2 due to limited trading volume. Realized gains and losses on these securities will be included in “other income (expense)” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCT).

Short term note receivable: Notes receivable is comprised of a $250,000 loan with $36,455 of accrued interest for a total loan value of $286,455 issued to the organization that owns Funk Sack, Inc. This loan was extended with the option of negotiating an agreement to acquire the entirety of the company through a stock swap. However, in the fourth quarter of 2016 the Company determined that it would not complete the acquisition of the company and instead will hold the investment and it will be repaid. The loan was issued May 6, 2016 and is due to be repaid December 1, 2017. As the note is still current and the Funk Sacks organization is continuing to operate and grow this note is fully collectable.

Other assets: Other assets at September 30, 2017 and December 31, 2016 were $106,811 and $27,479, respectively and as of September 30, 2017 included $67,241 in prepaid registrations fees for major cannabis events the Company is sponsoring and advertising costs, $24,500 in two security deposits, $9,732 in prepaid inventory and $5,337 in prepaid insurance.

Accounts payable: Accounts payable at September 30, 2017 and December 31, 2016 was $53,965 and $0, respectively.

Other liabilities: Other liabilities at September 30, 2017 and December 31, 2016 were $14,700 and $175, respectively. At September 30, 2017, this was comprised of $14,700 in customer deposits for future contractual work.

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

Revenue recognition and related allowances: Revenue from licensing and consulting services is recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved. Revenue from seminar fees is related to one-day seminars and is recognized as earned at the completion of the seminar. Revenue from product sales either being nutrients or book sales are recognized when the goods are transferred.

Costs of Services Sold – Costs of services sold are comprised of direct salaries and related expenses incurred while supporting the implementation of licensing agreements and related services.

General & Administrative Expenses – General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s services.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $136,436 and $61,541 during the nine months ended September 30, 2017 and 2016, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the Company’s stock being traded the Company used the most recent valuation. The Company recognized $4,644,318 in expenses for stock based compensation to employees and consultants during the nine months ended September 30, 2017.

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

In March 2017, the Company integrated Pono Publications and Success Nutrients into its operations including a lease for approximately 10,000 square feet of space located at 6660 East 47th Street, Denver, CO 80216. This integration also included four (4) full time team members as well as several independent contractors. From April 1, 2017 to September 30, 2017 the Company has agreed to manage the acquirees through a management fee agreement whereby all cash collected was recognized as other income and all cash expenses were direct costs of the project. As of March 31, 2017, the management contract resulted in cash collections of approximately $100,000 and cash expenditures of approximately $170,000 resulting in a net loss of $70,257 which was presented on a net basis as a loss in the other income portion of the Company’s income statement. As of April 1, 2017, the Company’s consolidated financial statements included these two entities.

3.	Recent Accounting Pronouncements

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Upon adoption of this new standard, the Company believes that the timing of revenue recognition related to our consulting, licensing and product sales will remain consistent with our current practice. Because we do not anticipate a change in our pattern of revenue recognition, we anticipate that neither method will have a material impact on our consolidated financial statements.

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will classify leases as either finance or operating (similar to current standard’s “capital” or “operating” classification), with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of ASU 2016-02 to have an impact on our consolidated financial statements

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-1.  The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years.  Adoption of this ASU is not expected to have a significant impact on our consolidated results of operations, cash flows and financial position.

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

On June 3, 2017, the Company issued 1,400,000 shares of Common Stock to various individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $2,380,000 based upon the closing stock price on September 2, 2017 at $1.70 per share.

On June 3, 2017, the Company issued an aggregate of 7,000,000 shares of Common Stock in consideration for the acquisition of Success Nutrients and Pono Publications.

On June 19, 2017, the Company issued 2,000,000 warrants to purchase Common Stock to three individuals. See Note 15 for further explanation.

During the three months ended June 30, 2017, the Company issued 44,151 shares of Common Stock upon conversion of convertible notes in the aggregate amount of $60,000.

On July 21, 2017, the Company issued 2,258,065 shares of Common Stock in consideration for the acquisition of Denver Consulting Group.

During the three months ended September 30, 2017, the Company issued 34,533 shares of Common Stock in exchange for services, at a value of $1.39 per share on July 28, 2017.

During the three months ended September 30, 2017, the Company sold 937,647 shares of Common Stock to a private investor of the Company, at a value of $1.0665 per share on August 20, 2017.

During the three months ended September 30, 2017, the Company issued 100,000 shares of Common Stock in exchange for services, at a value of $1.16 per share on August 29, 2017.

During the three months ended September 30, 2017, the Company sold 25,000 shares of Common Stock to Andy Williams, Director of the Board of the Company, at a value of $1.0665 per share on September 20, 2017.

During the three months ended September 30, 2017, the Company sold 30,000 shares of Common Stock to Brett Roper, CEO of the Company, at a value of $1.0665 per share on September 20, 2017.

At September 30, 2017, the Company had 21,875,011 common shares outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	September 30, 2017	December 31, 2016
Furniture & Fixtures	$101,212	$11,526
Marketing Display	36,900	42,681
Vehicles	6,000	–
Office Equipment	74,996	10,838
	$219,108	$65,045
Less: Accumulated Depreciation	(63,579)	(22,919)
	$155,529	$42,126

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture & Fixtures	3 years
Marketing Display	3 years
Vehicles	3 years
Office Equipment	3 years

Depreciation expense for the nine-month periods ending September 30, 2017 and 2016 was $40,659 and $12,399 respectively.

6.	Intangible Asset

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

During 2016, the Company attained two intangible assets, Product Agreement & Registration and a Trade Secret. These two intangible assets were acquired due to the result of the acquisition of Success and Pono on September 30, 2017. Refer to the Note 9 for further explanation of the purchase price accounting. The Company’s procurement of product registration during the year was within five states and Canada. The Company’s product was registered in California, Oregon, Colorado, Michigan, Arizona, Washington and all of Canada. The registration allows the Company to sell their product within the confines of that region. The registration fees capitalized are the initial costs to obtain the license. The licenses have nominal annual renewal costs. These subscriptions are amortized over a 15-year period.

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

During 2016, the Company attained one additional intangible assets, Product Agreement & Registration. The Company’s procurement of product registration during the year was within seven states. The Company’s product was registered in Florida, Illinois, Maine, Massachusetts, Minnesota, Nevada and Ohio. The registration allows the Company to sell their product within the confines of that region. The registration fees capitalized are the initial costs to obtain the license. The licenses have nominal annual renewal costs. These subscriptions are amortized over a 15-year period.

Amortization expense for the periods ending September 30, 2017 and 2016 was $1,463 and $266, respectively.

	September 30, 2017	December 31, 2016
License Agreement	$5,300	$5,300
Product License and Registration	57,300	–
Trade Secret - IP	32,500	–
	$95,100	$5,300
Less: accumulated amortization	(5,760)	(1,592)
	$89,340	$3,708

7.	Convertible Notes and Derivative Liability:

At December 31, 2016 the Company had raised $810,000 through a private placement of convertible promissory notes with certain accredited investors, bearing interest at 12%, with interest and principal due January 1, 2019. During the quarter ended September 30, 2017 the Company did not raise any additional capital with the same terms. In the period ended September 30, 2017 the Company converted $0 of promissory convertible notes with certain accredited investors, bearing interest at 12%, with interest and principal due January 1, 2019. As of September 30, 2017, the convertible debt balance was $675,000.

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

	Upon issuance	September 30, 2017
Current stock price	$1.66 to $4.35	$1.01
Risk-free interest rate	67%	147%
Expected dividend yield	0	0
Expected term (in years)	2.39 to 2.09	2
Expected volatility	85% to 114%	130%

Changes in the derivative liability were as follows:

January 1, 2017	$294,002
Gain on derivative liability	4,706
Conversion of notes - APIC	(139,603)
September 30, 2017	$159,105

8.	Related Party Transactions:

As of September 30, 2017, the Company had five related parties, Medicine Man Denver, Josh Haupt, Future Vision, De Best Inc. and Super Farm LLC. One of the Officers of the Company, Joshua Haupt, currently owns 20% of both De Best and Super Farm. During the nine months ended September 30, 2017, the Company had net sales from Super Farm LLC totaling $80,021 and $28,985 sales from De Best Inc. The Company give’s a larger discount to related parties than non-related parties. As of September 30, 2017, the Company had accounts receivable balance with Super Farm LLC totaling $33,832 and $8,130 accounts receivable from De Best Inc. During the nine months ended September 30, 2017, the Company had cost of sales associated with Super Farm LLC totaling $16,789 and $6,367 from De Best Inc.

Additionally, one of the Directors of the Company, Andy Williams, currently owns 38% of Medicine Man Denver. During the nine months ended September 30, 2017, the Company had net sales from Medicine Man Denver totaling $75,705 and cost of sales totaling $17,170. As of September 30, 2017, the Company had an accounts payable balance owed to Josh Haupt totaling $6,752 and $3,024 owed to Future Vision. Additionally, one of the Directors of the Company, Andy Williams, currently owns 38% of Future Vision.

9.	Goodwill and Acquisition accounting:

On June 3, 2017, the Company issued an aggregate of 7,000,000 shares of its common stock for 100% ownership of both Success Nutrients and Pono Publications. The Company utilized purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in $6,301,080 of Goodwill. The ASC at 350-20-35-3A directs that “An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company had a valuation done at this time and the value exceeded the purchase price indicating that there would not be any impairment.

On July 21, 2017, the Company issued 2,258,065 shares of its Common Stock for 100% ownership of Denver Consulting Group (“DCG”). The Company utilized purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in $3,003,226 of Goodwill. The ASC at 350-20-35-3A directs that “An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill”. The Company obtained an independent valuation of the DCG on July 21, 2017. The fair market value on July 21, 2017 of DCG was $3,650,000, thus creating a fair market value greater than the carrying value of Goodwill. The ASC at 350-20-35-3D directs that “If an entity determines that it is not more likely that the fair value of a reporting unit is less than its carrying amount, then Goodwill impairment is unnecessary.”

Denver Consulting Group Balance Sheet

	Book Value	Fair Value		Book Value	Fair Value
Assets			Liabilities
Cash	43,797	43,797	Customer deposits	43,797	43,797
	43,797	43,797		43,797	43,797

Purchase Price

(2,258,065 * 1.33)		3,003,226

Less: BV of Assets		(43,797)

Add: BV of Liabilities		43,797

Goodwill		3,003,226

As of September 30, 2017, the Company’s Goodwill has a balance of $9,304,306. This amount consisted of $3,003,226 from the DCG acquisition and $6,301,080 from the Pono and Success acquisition.

10.	Inventory:

As of September 30, 2017, and December 31, 2016, respectively, the Company had $87,685 and $0 of finished goods inventory. The Company only has finished goods within inventory because it does not produce any of its products. All inventory is produced by a third party. The inventory valuation method that the Company uses is the FIFO method. During 2017 and 2016, the company had $0 obsolescence within their inventory.

11.	Note Payable:

As of September 30, 2017, and December 31, 2016, the Company had a note payable balance of $58,280 and $0, respectively. The note payable is a balance that is due to an officer of the Company, Joshua Haupt.

12.	Net Income (Loss) per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's quarterly earnings for the period ended September 30, 2017 and 2016 basic and diluted earnings/(loss) per share $(0.22) and $(0.02), respectively.

13.	Commitments and Concentrations:

Office Lease – Denver, Colorado – The Company entered into a lease for office space at 4880 Havana Street, Suite 201, Denver, Colorado 80239. The lease period started March 1, 2017 and will terminate February 29, 2020, resulting in the following future commitments:

2017 fiscal year	$95,947
2018 fiscal year	154,174
2019 fiscal year	171,000
2020 fiscal year	29,000

Office and Warehouse Lease – Denver, Colorado – The Company entered into a lease for office and warehouse space at 6660 E. 47th Ave Drive, Denver, Colorado 80216. The lease commitment is split between both Success Nutrients and Pono Publications. The lease period started December 1, 2016 and will terminate November 30, 2020, resulting in the following future commitments:

2017 fiscal year	$115,328
2018 fiscal year	118,528
2019 fiscal year	121,728
2020 fiscal year	124,928

The Company notes that this lease is accelerated, and the deferred amount isn’t booked due to immateriality.

14.	Tax Provision:

The Company had no tax provisions as of September 30, 2017 and December 31, 2016. The company had a net loss in the quarter ending September 30, 2017 and the deferred tax asset has a full valuation against it.

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

	Number of shares	Exercise Price
Balance as of March 31, 2017	–	–
Warrants issued	2,000,000	$1.445
Settlements	–	–
Balance as of September 30, 2017	2,000,000

During the nine months ended September 30, 2017, the Company issued 2,000,000 common stock purchase warrants to three employees of the Company with an exercise price of $1.445 per share for a period of time expiring on December 31, 2019. As of September 30, 2017, none of the warrants were exercised. Stock-based compensation expense recognized for warrants during the nine-month period ended September 30, 2017 was $2,100,318.

16.	Subsequent event:

The Company received notice from two holders of their request for conversion of debt as described herein related to Convertible Notes valued at $45,000, to convert into an aggregate of 46,249 of Common Shares at a conversion price of $0.973 per share.

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

We commenced our business on May 1, 2014 and currently generate revenues derived from licensing agreements with cannabis related entities, as well as sponsoring seminars offered to the cannabis industry and other business endeavors related to our core competencies. As of the date of this report we have or have had 45 fee generating clients in 14 different states. Cultivation MAX update: The Company as previously announced began an engagement with two Nevada based cultivators, each having approximately 500 revenue generating lamps that should begin to produce revenues for the Company in its 4th quarter of FY 2017.  The Company has several new Cultivation MAX clients in California and Colorado that should become operational during the 1st and 2nd quarters of FY 2018.

We are a cannabis consulting company providing services related to cost efficient cannabis cultivation technologies focusing on quality as well as safety, retail operations related to the delivery of cannabis related products, and other related business lines as described in our operating strategic vision.

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 4880 Havana Street, Suite 201 South, Denver, Colorado 80239, telephone (303) 371-0387. Our website address is www.medicinemantechnologies.com.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2017 and 2016

During the three months ended September 30, 2017, we generated revenues of $928,264, including consulting/licensing fees of $588,001 and product sales of $340,263 as compared with the three months ended September 30, 2016, where we generated revenues of $236,593, all of which were related to consulting/licensing services.  This resulted in an increase in our consulting/licensing revenues of 149% or $351,408 noting the balance of this increase was related to Success Nutrient sales which were not present in the same quarter one year earlier.  Overall revenue increased during this three-month period over that of the prior year by 292% of $691,671.

Cost of services, consisting of expense related to delivery of services and product procurement, was $297,185 during the three months ended September 30, 2017, compared to $83,209 during the comparable period in 2016. This increase was largely driven by the addition of product procurement expenses and increases in wages for the period.

Operating expenses during the three months ended September 30, 2017, were $950,825 consisting of acquisition costs of $42,600, officer bonuses of $90,823, professional fees of $144,796, salaries of 127,250, and general and administrative expense of $331,764, compared to general and administrative expenses of $99,891 incurred during the three months ended September 30, 2016, an increase of $231,873. Increased operating expenses during this three-month period were primarily attributable to acquisition expenses, which did not occur in 2016, professional fees relating to these acquisitions, officer’s bonuses, as well as the cost increase of additional staff needed to service our expanding client base as reflected in our operating expense category.

During the three-month period ended September 30, 2017, we issued 134,533 shares of our Common Stock to consultants in exchange for $164,000 of services rendered as shown in stock compensation expense on our condensed consolidated statements of operations for the three-month period ended September 30, 2017.

During the three-month period ended September 30, 2017, the Company incurred $42,600 in acquisition costs, $164,000 in stock compensation expense and loss of $136,088 on conversion derivative. The cost of these three items total $342,688 and represented 71% of the losses as shown below.

As a result, we generated a net loss of $485,627 during the three months ended September 30, 2017 (approximately ($0.02) per share), compared to net income of $18,752 during the three months ended September 30, 2016.

Comparison of Results of Operations for the nine months ended September 30, 2017 and 2016

During the nine months ended September 30, 2017, we generated revenues of $2,351,752, including consulting/licensing fees of $1,653,902 and product sales of $691,611 with only a nominal amount of revenue arising from our participation in cannabis seminars. In the nine months ended September 30, 2016 revenue generated was $585,388 with $570,135 generated through consulting/licensing fees. During the nine months ended September 30, 2017 we increased revenue by 302% over the similar period in 2016. This increase was due to the acquisition of Pono and Success, growth in our service model and growth within our client base.

Cost of services, consisting of expenses related to delivery of services and product procurement, was $734,345 during the nine months ended September 30, 2017, compared to $264,826 during the comparable period in 2016, an increase of $469,519. This increase was largely driven by the addition of product procurement expenses and increases in wages for the period.

Operating expenses during the nine months ended September 30, 2017, were $6,352,539, including stock compensation expense of $4,644,318 compared to stock based compensations of $49,200 during the similar period in 2016, an increase of $4,595,118. General and administrative expense was $735,018 during the nine months ended September 30, 2017, compared to of $411,523 incurred during the nine months ended September 30, 2016, an increase of $323,495. Increased operating expenses included additional cost incurred related to professional fees of $384,278 incurred during the period, as well as $136,436 in advertising expense incurred during the nine months ended September 30, 2017, compared to advertising expenses of $61,541 during the corresponding period in 2016. During the nine months ended September 30, 2017, the Company incurred $141,301 in acquisition costs related to the Pono/Success acquisition and the Denver Consulting Group acquisition.

During the three-month period ended September 30, 2017, the Company incurred $141,301 in acquisition costs and $4,644,318 in stock compensation expense. The cost of these two items total $4,785,619 and represented 98% of the losses as shown below.

As a result, we generated net loss of $4,868,859 during the nine months ended September 30, 2017 (approximately ($0.22) per share, compared to net loss of $194,766 during the nine months ended September 30, 2016.

Liquidity and Capital Resources

At September 30, 2017, we had $927,884 in cash on hand.

Net cash used from operating activities was $657,052 during the nine-month period ended September 30, 2017, compared to cash used from operating activities of $320,198 for the similar period in 2016, an increase of $336,854.

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

During the three months ended September 30, 2017, we undertook a unit offering wherein we sold 937,647 shares of our Common Stock for gross proceeds of $1,000,000 ($1.0665 per share) to 1 non-accredited investor, as that term is defined under the Securities Act of 1933. During the three months ended September 30, 2017, the Company sold 25,000 shares of Common Stock to Andy Williams, Director of the Board of the Company, at a value of $1.0665 per share on September 20, 2017. During the three months ended September 30, 2017, the Company sold 30,000 shares of Common Stock to Brett Roper, CEO of the Company, at a value of $1.0665 per share on September 20, 2017.

As we continue to focus on expanding our branding warehouse concept through acquisition, we believe we will require capital beyond our current ability to generate through our operations. Over time we expect that these investments will begin to require less capital and be spread out over an ever-increasing corporate structure integrating various acquisitions as wholly owned subsidiary operations, all supporting a common brand and marketing strategy. Additionally, we are attempting to evolve and lower costs as we eliminate duplication of all the various related costs and services incurred by these entities prior to our acquisition. There are no assurances this will occur.

We are currently in process of undertaking an effort to raise additional capital through the sale of our securities. It is expected, though not assured, that this additional cash infusion will provide meet our cash requirements until we will again start generating positive cash flow from operations. However, if we are unable to secure this financing or generate profits from our operations or elect to expand our operations or otherwise require additional capital, we have no agreement with any third party to provide us the same and there can be no assurances that we will be able to raise any capital, either debt or equity on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017 and December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We may become subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters should not have a material adverse effect on our financial position, results of operations or liquidity. As of the date of this report, we have one pending legal claim related to our use of the word ‘FIRE’ in one of our nutrient products as being in conflict with a trademarked word use within another nutrient line. While no assurances can be provided, we expect this claim to be resolved to the satisfaction of both parties prior to the completion of this fiscal year.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2017, we collectively issued 1,127,180 shares for cash and services. The Company issued 100,000 shares of Common Stock in exchange for services at a value of $1.16 per share, 34,533 shares of Common Stock in exchange for services, at a value of $1.39, we undertook a unit offering wherein we sold 937,647 shares of our Common Stock for gross proceeds of $1,000,000 ($1.0665 per share) to 1 non-accredited investor, as that term is defined under the Securities Act of 1933, we sold 25,000 shares of Common Stock to Andy Williams, Director of the Board of the Company, at a value of $1.0665 per share and we sold 30,000 shares of Common Stock to Brett Roper, CEO of the Company, at a value of $1.0665 per share. We used the funds received for working capital. We relied upon the exemption from registration provided by Regulation D to issue these shares.

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

MEDICINE MAN TECHNOLOGIES, INC.

Dated: November 9, 2017	By:	/s/ Brett Roper
Brett Roper
Chief Executive Officer

Dated: November 9, 2017	By:	/s/ Jonathan Sandberg
Jonathan Sandberg
Chief Financial Officer

