Form 10-K
period 2017-12-31
Medicine Man Technologies, Inc.
filed 2018-03-27
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-55450

MEDICINE MAN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5289499
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the completion of the 4th quarter related to FY 2017, the Company had 22,991,137 shares outstanding, of which 15,554,101 shares were held by non-affiliates and 7,437,036 shares were held by affiliates, officers, and or directors. Based upon the closing price of $1.39 on June 30, 2017 the total value of shares held by non-affiliate shareholders was $21,620,200. As of March 26, 2018, the Registrant had 24,027,334 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 9, 2018, or such other date as may be selected in the future, are incorporated by reference in certain sections of PART III.

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

PART I

ITEM 1. BUSINESS

History

Medicine Man Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated on March 20, 2014, in the State of Nevada. On May 1, 2014, we entered into a non-exclusive Technology License Agreement with Futurevision, Inc., fka Medicine Man Production Corp., dba Medicine Man Denver (hereinafter, “Medicine Man Denver”) whereby Medicine Man Denver granted us a license to use all of their proprietary processes that they had developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “License Agreement”) in consideration for the issuance of 5,331,000 shares of our Common Stock. We accounted for this license in accordance with ASC 350-30-30 “Intangibles - Goodwill and Other” by recognizing the fair value of the amount paid by us for the asset at the time of purchase. Since we had a limited operating history, management elected to use the par value of our Common Stock as the value recognized for the transaction. Since the term of the License Agreement is ten (10) years, the cost of the asset will be recognized on a straight-line basis over the life of the License Agreement. In addition, we will evaluate the intangible asset for impairment every quarter. Medicine Man Denver is owned by some of our affiliates. See “Part II, Item 8, Financial Statements and Supplementary Data” and “Part III, Item 13, Certain Relationships and Related Transactions.”

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

From October 2016 through February 2017, we engaged in a private offering of convertible notes to 11 accredited investors (as that term is defined under Rule 501, Regulation D of the Securities Act of 1933, as amended). These loans provide for a fixed or VWAP conversion option, bear an annual interest rate of 12% (simple), with interest paid quarterly and mature on December 31, 2018. We issued notes totaling $990,000. Subsequently the Company has retired all of these obligations as of December 31, 2017.

Acquisition of Pono Publications, Ltd., Success Nutrients, Inc. and Associated Intellectual Property

In August of 2016, the parties had negotiated agreeable terms for the acquisition of both of Mr. Haupt’s companies, Pono Publications Ltd. (“Pono”) and Success Nutrients Inc. (“Success Nutrients”) and began to work together to develop an integration plan that would result in several new service and product offerings. In November 2016 we entered into a binding services contract emulating the relationship as described in our term sheet as a bridge to a final point in time wherein the acquisition could be completed.

On February 27, 2017, we entered into a Merger Agreement with Pono Publications Ltd., as well as a Share Exchange Agreement with Success Nutrients, Inc., each a Colorado corporation, in order to facilitate our acquisition of both of these entities. The ratification of the acquisition of these two companies was finalized with approval through a proxy vote that was confirmed by a majority of our shareholders in June 2017 within our annual meeting business elements.

Pono, via Medicine Man Technologies, Inc. provides cultivation consulting services to the cannabis industry in Colorado and elsewhere. It is also the owner of a registered trademark, “Three A Light” through which it has published a book on how to cultivate marijuana. The Pono Publications Ltd. brand includes the Three A Light™ cultivation publication with a ‘Professional Grade’ version used exclusively for both Three A Light™ and our current and future clients. This new cultivation protocol has already achieved yields in the 850-gram per square foot range of flowering canopy per year and is deployable in both greenhouse and indoor based cultivation facilities.

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

On June 3, 2017, the Company issued 7,000,000 shares of Common Stock in consideration for the acquisition of Success Nutrients and Pono Publications.

Acquisition of the Denver Consulting Group, Inc.

In May of 2017 we entered into a Binding Term Agreement for the acquisition of the Denver Consulting Group, Inc., a well know quality industry consultant located in Denver, Colorado.

We believed that this business unit would augment our existing team and over time, secured continued employment of three of their primary service provider team all of which are still with the Company as of the date of this filing.

In June of 2017 we finalized all terms for the acquisition and continued with our due diligence which included the generation of PCAOB compliant audited financial statements.

On or about July 26, 2017 we completed the acquisition process noting the Company issued 2,258,065 shares of our Common Stock in consideration for the acquisition of Denver Consulting Group.

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

GROUP 1 – General Consulting Services (ala carte as well as bundled services for Dispensary, Cultivation, Extraction, and other general business operations)

In prior years we have generated revenues from our consulting activities, as well as seminars we have conducted for prospective clients interested in entering the cannabis industry. During 2016, we began to limit these seminars and devote our resources to what we consider to be higher upside activities, including private consultation services and related matters. We expect these services to augment our existing seminar offerings and over time replace most of our local seminar offerings. Following is a description of these services as they exist at the time of this filing. The Company reserves the right to modify, offer new, delete or otherwise change any of the elements without further notice.

Private Consulting Package

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

Seminar Offering Services

We offer seminars at our facilities in Denver, CO. The crash course seminars are designed to educate participants about the requirements associated with becoming licensed operators in their own geographic market, and include guidance and tips on navigating:

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

Facility Design Services

Our personnel have an aggregate of 50 years’ experience designing indoor, greenhouse and hybrid growing facilities as well as retail dispensaries. Our design team consists of an architect and a contracting firm that have a wealth of knowledge in the medical and recreational cannabis cultivation and retail space; having designed and constructed numerous facilities throughout the state of Colorado and other markets. Our team will collaborate with a client’s local architect and general contractor to develop an optimal design and construction plan that will meet all IBC (International Building Code) and zoning codes while supporting the Variable Capacity Continuous Harvest model. Our team will provide all blue prints, lighting, tables, shelving specs and any other pertinent intellectual property, developed and refined by Medicine Man Denver.

In July of 2017 the Company hired a full-time designer to assist with the creation of all such facility guidance and standards so that we provide CAD format facility designs to our clients (existing property or green field) noting that client engaged local architects and engineers provide for the generation of all final submittal documents, MEP’s (Mechanical Electrical and Plumbing), and construction documents. In late 2017 we engaged Orion GMP Solutions Inc. to work with the Company to ensure that its cultivation SOP’s will be GMP, GAC compliant. This work is expected to be completed in early 2018.

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

Financial Modeling Services

We help clients with financial modeling and pro forma financial statement development. This is a critical activity for every cannabis business irrespective of its age and size. For new enterprises, especially in the cannabis industry, the preparation of financial projections is integral to the business planning process.

Financial models are used to compile forecasts and budgets; to assess possible funding requirements; and to explore the likely financial consequences of alternative funding, marketing or operational strategies. They can also be used for business planning, raising finance, investment or funding appraisals, financial analysis, corporate planning etc. Used effectively, a financial model can help prevent major planning errors; identify or evaluate opportunities; attract external funding; provide strategic guidance; evaluate financial and development options and monitor progress. The Company provides disclaimers to all clients for all such materials it provides as guidance and reference only in nature and any finalization of such guidance is made a client discretion.

New State Application Process Support Services (Template Support Based)

Our primary objective is to help clients deliver a positive customer experience with the utmost attention to product, public, and patient safety. We educate our clients on how to produce the highest quality products with the lowest cost of production, delivered to customers with great customer service on a consistent and safe basis. Through basic application support guidance elements, we support our client’s efforts in pursuit of state-issued operating license. Our team also provides cultivation and/or dispensary elements as needed to demonstrate sufficiency within an application.

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

This service offering is generally provided as an ‘assembly needed’ product wherein we provide basic guidance elements for a particular state’s deployment initiative that can then be incorporated into an application process.

License and Application Support Services (Full Service)

Through our licensing and application support services we supplement as needed a client’s efforts within a competitive or non-competitive state application process with the goal of securing a state-issued operating license. Once licensed, we help clients deploy state of the art facilities, train staff, implement standard operating procedures, and become operational.

Entities applying for medical and recreational operating licenses will have to demonstrate their ability to provide patient, product, and public safety while also maximizing their productivity to meet the forthcoming demand with high-quality, consistent products. As a result of the acquisitions of Pono and Success Nutrients (discussed above). We now estimate that our cultivation processes have increased the per light productivity to an average of 3 pounds of dried, cured flower per 1,000W fixture. While this is applicable to the entire cannabis industry, we believe this is particularly invaluable in states which impose limits on canopy size or plant counts, or in instances in which operators have a limited space to cultivate. We treat cultivation like manufacturing, with the underlying principal that control of inputs, process, environment, and climate will yield consistent output, enabled by our supporting process.

Clients who successfully achieve state licensure may also engage us for managed facility support as well as various deployment and training services. This offering provides a turn-key solution for new operators, inclusive of support with pursuit of licensure, design and deployment of their facility, and ongoing management of the facility for a defined period.

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

“Three-A-Light” is a tutorial for how to grow cannabis plants for the individual grower growing for his own benefit or caregiver growing for their patients in a limited way. The book is currently offered on Amazon at a price of $500 per copy. To date, roughly 1,900 books have been sold or provided to our clients.

GROUP 2 - Existing Cultivation Operations

Cultivation MAX Services - LITE

As the legal cannabis marketplace evolves and the price of products stabilizes there is an increasing need to control the cost of production and maximize a cultivation facility’s performance. Through deployment of our Cultivation MAX services, we are able to optimize existing cultivation operator’s existing facilities to improve yield, consistency, quality, and efficiency in order to maximize its full production potential as well as reduce costs where possible. The service is designed to enable existing operators to become highly efficient cultivators, allowing them to continually compete in a highly competitive landscape. Through the implementation of our proprietary cultivation methodology, facility and room design, plant and nutrient management we believe that we can significantly improve existing performance within a client’s facility. We understand the uniqueness of existing facilities and we customize the approach to each project to meet our objective of mutually beneficial results.

We have found through our first several deployments that our customized approach will provide greater product yields because we have structured our pricing model to provide us to earn revenue based on the delta of performance improvement beyond the baseline performance documented at the beginning of the engagement. The term of a Cultivation MAX – LITE agreement as well as compensation is determined on a per project basis. There are also fees associated with various support elements through the lifetime of the agreement including specialty work, training, and reimbursements.

Clients engaged at this level do receive access to our proprietary cultivation SOP’s including various training videos, hard copy versions (updated as needed), and direct training.

Cultivation MAX Services – Full Service

This service agreement is similar to the Cultivation MAX - LITE version but also includes our full engagement for all aspect of design, training, and deployment including providing one of our Senior Cultivation Experts to be present at the facility on a full-time basis for a specific minimal time period, that is negotiated based upon the client’s ability to assimilate our methodologies.

Our upfront fees are generally greatly reduced over those of our LITE version as we are then only compensated on the specific delta in cultivation results as negotiated. These agreements typically endure over a 3 to 5-year period with renewal options at Client election noting the fee percentages vary with the size of the deployment. Clients engaged at this level do receive access to our proprietary cultivation SOP’s including various training videos, hard copy versions (updated as needed), and direct training.

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

GROUP 3 - Nutrient Products

Success Nutrients

Success Nutrients was incorporated in Colorado on May 5, 2015. Since inception it has been engaged in the manufacturing and wholesale and retail distribution of nine different plant nutrients for cannabis, each of which comes in three separate sizes and which has been primarily marketed to the cannabis industry, more specifically, cultivation experts and other growers in the cannabis industry in Colorado. Each of its nine product lines are sold in three separate sizes, with retail pricing ranging from $25-$30 for small packages up to a range of $200-$400 for large packages.

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

Our goal is to revolutionize modern cannabis gardening as it is currently known with an emphasis on stronger plants, healthy flowers and an overall cleaner product. Generally, growers of cannabis have been able to generate per grow light. By using both the nutrients offered by Success Nutrients, together with the process offered by Pono, results have more than doubled in some cases. While no assurances can be provided that we will be able to duplicate these results, if successful we believe that this will add substantial growth to our existing cannabis consulting operation, especially as the cannabis industry continues to grow and expand as additional states approve the use and cultivation of medical and recreational marijuana. We believe that if we offer prospective new clients the opportunity to learn cultivation techniques that allow them to increase production over their competitors, our business will increase. As explained above, the combination of Success Nutrients and Pono techniques has directly resulted in the creation of a new line of consulting services that improve the performance of current cultivations.

DESCRIPTION OF OUR PAST AND PRESENT CLIENT BASE

Established in March 2014, the Company secured its first client/licensee in April 2014. To date, the Company has provided guidance for several clients that have successfully secured licenses to operate cannabis businesses within their state. The Company currently has or has had active clients in California, Oregon, Colorado, Nevada, Illinois, Michigan, Arkansas, Pennsylvania, Florida, Iowa, New York, Ohio, Maryland, Massachusetts, Puerto Rico, Canada, Germany, Australia, and South Africa.

In our 2016 Annual Report (10-K) as filed on or about April 17, 2017, we disclosed we had generated forty-one (41) past and or existing clients since our inception in April of 2014.

The Company added forty-seven (47) new clients during FY 2017, representing more new clients in one year that the Company had generated in its operating history.

In the past we provided specific numbers related to active and inactive clients that we will no longer be providing due to competitive and confidentiality concerns. We will be providing updates on a monthly basis (elective only) via press release noting new client activity that will not include specific active or non-active status updates from prior reporting periods or releases. Most of our clients do not wish to have the names of their businesses disclosed publicly although from time to time some will agree to such acknowledgement.

Of special note, in late 2017 our Level I Cultivation License Applicant in Ohio (Grow Ohio Pharma, Inc.) achieved the second highest score and is in construction mode, planning to be ready for deployment this summer.

MARKETING

We conduct our marketing efforts by providing a presence at specifically targeted industry-based events, as well as through Medicine Man Denver’s and Super Farm’s established industry presence as a successful cannabis company and as such, we have been able to garner a substantial presence via this relationship. Because the cannabis industry is relatively new, there are very few groups and companies who can identify themselves as having actual past as well as ongoing industry experience, so we feel we will continue to be at the top of that list as a result of our management’s experience with all aspects of the industry. See “Part II Item 10, Directors, Executive Officers and Corporate Governance.”

We are members of various industry groups and attend industry-based conferences which are helpful to advancing our brand and skill sets. We created a marketing collateral materials bank and attended our first true marketing event in November 2014 at the Third National CannaBusiness Conference and Expo in Las Vegas and have continued to remain as Platinum Level Sponsors of those two events annually. The fall event this year (2017) held at the Las Vegas Convention Center was the largest Cannabis event ever offered here in the US, drawing approximately 18,000 participants. We will continue to market our licensing and related services to the cannabis industry through participation in various trade show events, continual use of free public content through interviews with our principals such as currently provided on CNN and MSNBC, direct referrals from satisfied licensees or past clients, various web presence advertising options utilizing specific industry related web sites and google ad words, and additional measures we may choose to deploy from time to time.

We also continue to coalesce interest and a presence within the industry through participation in various events and through direct promotion which have become available to Medicine Man and the Williams family, including being featured in MSNBC’s ‘Pot Barons’ series and detailed inclusion in other outlets such as MSNBC, Inc. Magazine, Katie Couric Live, The Today Show, the BBC, CBS, NBC, LeMonde, ABC, HBO, and many other national and international media. We work to continually develop earned media sources noting elements of our licensor, Medicine Man Denver have been mentioned or featured in various national media sources many times since our inception in March 2014. In addition, members of our team are featured regularly as subject-matter experts and appear as guest speakers; industry panel discussion members; and have been quoted or covered in full-feature articles in publications in both the U.S. and abroad. In addition to other national and industry publications, our professionals have most recently been quoted in US News and World Report, Inc. Magazine, CBE Press, and MJ Business Daily.

Joshua Haupt, via his Success Nutrients line as well as Pono Publications (Three-A-Light) has also been featured in many trade publications as well as at various cultivation show events nationally and has more recently been referred to as the ‘Steve Jobs’ of Marijuana (Civilized, Dope and High Times Magazines). His experience underscored by passion has allowed him to become one of the most prolific cultivators of cannabis in the country. More information about his businesses can be found at either www.threealight.com or www.successnutrients.com.

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

GROWTH BY ACQUISITION

As described above, we have successfully completed the recent acquisitions of Pono Publications (Three-A-Light), Success Nutrients, and the Denver Consulting Group and are actively seeking other opportunities that fit within our general business strategy.

Ultimately, our intent is to become both a nationally (mid-term goal) and internationally (longer term goal) recognized cannabis advisory/training services company through the advancement of our brands warehouse strategy. We are continuously monitoring other public cannabis companies and their operations. It now appears there are several public companies who generate revenue from the sale of cannabis products. Previously, we believed that it would be necessary for marijuana to be legal on the federal level before this could occur. This no longer appears to be the case.

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

Management continues to seek out and evaluate related, complimentary businesses for acquisition. The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards. Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation, including its financial statements, cash flow, debt, location and other material aspects of the candidate’s business. One of the principal reasons for our filing of our registration statement of which this Prospectus is a part and the filing of an application to list our securities for trading is our intention to utilize the issuance of our securities as part of the consideration that we will pay for these proposed acquisitions. If we are successful in our attempts to acquire synergistic companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.

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

Recently the Company agreed to support the possible deployment of certain new regulations in Colorado related to public company holding of Cannabis related licenses. To this end we have engaged several various resources for support of this initiative and expect that any final resolution of passage of this legislation (HB 18-1011) to occur no later than May of 2018. Should this initiative be successful we expect to explore several opportunities within Colorado for potential alignment, acquisition, consulting services, or other options related to our potential for growth in the future. There are no assurances this legislation will be adopted.

While we continue to explore opportunities with the Williams Family (co-founders) as disclosed in prior filings, there should be no assumption that any such alignment or acquisition will be forthcoming and that all such discussions are very preliminary in nature and should not be relied upon in any way as indicative of such a future expansion of the existing licensure relationship.

GOVERNMENT REGULATIONS

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states where the use of marijuana has been legalized, its use remains a violation of federal laws. We also should like to note that recently one public company (Terra Tech Corp. symbol TRTC) has recently acquired new business lines that do generate revenues from the direct sales of cannabis products and that should this (as well as others to be defined) practice be allowed under SEC reporting guidelines we also have begun to look at opportunities in this space.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

As of the date of this report, there are 29 states and the District of Columbia allow their citizens to use Medical Marijuana, with Texas being the most recent state to add a medical initiative. Additionally, voters in the states of Colorado, Washington, Alaska, Oregon, California, Nevada, Maine, and Massachusetts have all approved legalization of cannabis for adult use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. If the federal government decides to enforce the Controlled Substances Act with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the federal government’s enforcement of current federal laws will cause significant financial damage to us.

In a recent Forbes article, United States Secretary of the Treasury, Steven Mnuchin, testified stating, “At the Tuesday hearing, Mnuchin confirmed that the department is "reviewing the existing guidance." But he clarified that he doesn't want to rescind it without having an alternate policy in place to address public safety concerns. A link to the article is below.

https://www.forbes.com/sites/tomangell/2018/02/06/trump-treasury-secretary-wants-marijuana-money-in-banks/#7dd96a9a3a53

Previously, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration has revised this policy. Specifically, the Attorney General rescinded the Cole Memorandum in favor of deferral of any enforcement of federal regulation to the individual states Department of Justice/US Attorney. However, certain other protections remain in place via budgetary element embedment (Rohrabacher-Farr amendment now referred to as the Rohrabacher-Blumenauer Amendment), which limits funding of any enforcement of anti-cannabis legislation. The Department of Justice has stated that it will continue to enforce the Controlled Substance Act with respect to marijuana to prevent:

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

Since the use of marijuana is illegal under federal law, federally chartered banks will not accept for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our clients to operate. There does appears to be recent movement to allow state-chartered banks and credit unions to provide banking to the industry, but as of the date of this report there are only nominal entities that have been formed that offer these services.

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

For a comprehensive and up to date perspective on this process and current states and territories cannabis laws please refer to the following link: http://www.mpp.org/states/key-marijuana-policy-reform.html.

In order to participate in either the medical or recreational sides of the marijuana industry in Colorado and elsewhere, all businesses and employees must obtain licenses from the state and, for businesses, local jurisdictions. Colorado issues six types of business licenses including cultivation, manufacturing, dispensing, transport, research license and testing. In addition, all owners and employees must obtain an occupational license to be permitted to own or work in a facility. All applicants for licenses undergo a background investigation, including a criminal record check for all owners and employees.

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

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business.

Recently, we began efforts to support pending legislation Colorado which allows licensed cannabis companies in Colorado to trade their securities provided they are reporting companies under the Securities Exchange Act of 1934, as amended. We have taken action to support of this initiative and expect a decision to occur on this legislation by the end of May 2018. Should this legislation be adopted we intend to explore several opportunities within Colorado for potential acquisition, consulting services, or other opportunities. There are no assurances this legislation will be adopted.

EMPLOYEES

As of the date of this report, we employ twenty-one (21) full time employees and a number of specialty contractors providing support for various elements including media, marketing, state registration of nutrient products, website evolution and new app development.

None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our employees to be good.

COMPETITION

We face competition from an ever-increasing number of consulting service providers in the cannabis industry. We currently know professionally of at least twenty plus such providers in this space (down from 32 as noted in last year’s report), not including law firms and other professional entities. We are continually monitoring their progress and presence in the industry while working to continue to demonstrate our unique licensing offering.

There are many sources of competitive influencers, in particular one such aggregator of such lists, Marijuana Business Daily shows 492 various consultants in the industry (https://industrydirectory.mjbizdaily.com/consultant-services).

TRADEMARKS - TRADENAMES

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

Pono and SNI uses a combination of copyright, trade secret laws and confidentiality agreements to protect its proprietary intellectual property. We intend to aggressively register for patent protection if and when the federal government eliminates cannabis prohibition. Intellectual property counsel has advised that any effort to register a patent relating to the cultivation of marijuana would currently be unsuccessful. (See Item 3)

INDUSTRY ANALYSIS

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

In November 2016, the addition of eight (8) new states passing either a medical or adult use initiative pushes the number of states having active cannabis-based legislation up to twenty-eight (28), not including Washington DC noting eight (8) of these states now include adult use components.

While there have been many observations and prognostications relative to the recent elections, there have been no specific new developments federally that would signal new levels of federal engagement or enforcement.

In Colorado the state has continued to set new sales growth-related records, generating just under $1.5B in gross sales in FY 2017; up from the $1.3B recorded in FY 2016 noting a much of those sales were related to adult use and the robust tourist industry. It is noteworthy that these record sales occurred in a marketplace where the overall wholesale price market has experienced a significant drop off since the initiation of adult sales in early 2014. Wholesale flower has dropped from a high in early 2014 of $4,000+ a pound to approximately $1,200 a pound (indoor, 2017) according to year end information provided by New Leaf Data Services.

While no assurances can be provided, we believe that over the next three to five years there will be as many additional states adopting various types of cannabis legislation (medical and/or adult use) and if this happens, we believe that there will occur a certain tipping point by which the Federal Government will have to take some sort of stand on the legal status of cannabis. We also believe that due to the strong growth in the industry as a whole at the state level, the Federal Government will eventually de-schedule cannabis, similar to the alcoholic beverage prohibition repeal in the mid 1930’s, and as motivated by its citizenry decriminalize cannabis and regulate it under the auspices of some existing or newly formed agency.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal place of business is located at 4880 Havana Street, Suite 201, Denver, Colorado 80239. We moved to this location in March 2017. Our telephone number is (303) 371-0387. This space consists of 12,097 square feet of executive office space, common area, conference rooms, a kitchen, restroom and storage space. The lease term is 36 months (February 2020 expiration date). Until August 2017, we paid monthly rent of $6,480. From August 2017 through February 28, 2018, our rent escalated to $12,087 per month, and will increase to $13,000 from March 2018 through February 2019 and to $14,500 in June 2017 through May 2018. We also pay our percentage of the base operating expenses. It is anticipated that this space shall be sufficient for our needs for the foreseeable future.

Our warehouse location is party to a lease at 6660 East 47th Ave. Drive, Denver, CO, which consists of approximately 12,800 sq. ft. of office and warehouse space. Monthly base rent for this location is currently $7,200, which increased to $7,467 in December 2017, to $7,733 in December 2018, and to $8,000 in December 2019, running through November 30, 2020.

ITEM 3.	LEGAL PROCEEDINGS

On August 29, 2017, we were served with a complaint filed by Field 16 LLC, dba Heavy 16 alleging that we infringed upon the Trademark rights of Heavy 16, specifically, their registered trademark FIRE in connection with the sale of certain plant nutrients. The action was filed in the U.S. District Court for the Central District of California. Following service, we commenced settlement discussions with the plaintiff in this action. On November 20, 2017, the parties dismissed the action without prejudice pending a final settlement agreement, which is required to be foiled prior to May 15, 2018. As of the date of this Report we have agreed in principle with the terms of a Settlement Agreement and are awaiting execution and thereafter, filing of the same. Once filed the matter will be dismissed with prejudice.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Trading of our Common Stock commenced on the OTCQB on or about January 25, 2016. It currently trades under the symbol “MDCL.”

The table below sets forth the reported high and low bid prices as of the dates indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low
March 31, 2016	$ 5.00	$ 1.66
June 30, 2016	$ 2.20	$ 1.36
September 31, 2016	$ 1.95	$ 1.50
December 31, 2016	$ 5.00	$ 1.55
March 31, 2017	$ 2.99	$ 1.65
June 30, 2017	$ 2.05	$ 1.26
September 31, 2017	$ 1.51	$ 0.92
December 31, 2017	$ 2.54	$ 1.55

As of April 26, 2017, the closing bid price of our Common Stock was $1.71.

Trading volume in our Common Stock varies from day to day. Because we do not have a high number of shares issued and outstanding, or eligible to trade, we believe we will continue to experience light volume that will expand over time as our revenues and profitability grow to sustainable levels.  As a result, the trading price of our Common Stock is subject to significant fluctuations in both volume and pricing.

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

Holders

As of February 20, 2018 we had 3,932 holders of record of our Common Stock (3,794 as shown in our NOBO list and 138 within our Transfer Agent’s restricted shares shareholder list) not including those persons who hold their shares in an “objectioning owner name” (OBO) trading account.

Stock Transfer Agent

The stock transfer agent for our securities is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, phone (813) 344-4490.

Dividends

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products and services. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov, as well as on our website, www.medicinemantechnologies.com.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

Medicine Man Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated on March 20, 2014, in the State of Nevada. On May 1, 2014, we entered into a non-exclusive Technology License Agreement with Futurevision, Inc., fka Medicine Man Production Corp., dba Medicine Man Denver (hereinafter, “Medicine Man Denver”) whereby Medicine Man Denver granted us a license to use all of their proprietary processes that they had developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “License Agreement”) in consideration for the issuance of 5,331,000 shares of our Common Stock. We accounted for this license in accordance with ASC 350-30-30 “Intangibles - Goodwill and Other” by recognizing the fair value of the amount paid by us for the asset at the time of purchase. Since we had a limited operating history, management elected to use the par value of our Common Stock as the value recognized for the transaction. Since the term of the License Agreement is ten (10) years, the cost of the asset will be recognized on a straight-line basis over the life of the License Agreement. In addition, we will evaluate the intangible asset for impairment every quarter. Medicine Man Denver is owned by some of our affiliates. See “Part II, Item 8, Financial Statements and Supplementary Data” and “Part III, Item 13, Certain Relationships and Related Transactions.”

For further insights on our history and overview specifics, See Part 1, “Item 1 – BUSINESS.”

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 4880 Havana Street, Suite 201, Denver, Colorado 80239, telephone. (303) 371-0387. Our website address is www.medicinemantechnologies.com.

Results Of Operations

Comparison of Results of Operations for our fiscal years ended December 31, 2017 and 2016

Revenues

During our fiscal year ended December 31, 2017, we generated revenues of $3,529,584, compared to revenues of $631,456 during 2016, an increase of $2,898,128 (459%). This increase was as a result of increased licensing fees of $836,085, and consulting fees of $930,857, product sales of $1,083,208 and other revenue of $89,713, areas in which we did not generate revenue previously. These increased categories of revenue are directly attributable to our acquisition of Pono and Success Nutrients, which allowed us to add new clients. We only generated revenues relating to these acquisitions for the last nine (9) months of 2017. We also added new clients as a result of new states adopting cannabis legislation and initiatives, both medical and adult-use and the related initial consulting work required to be successful in securing clients in these emerging markets, for which only nine (9) months of sales are reflected in that value. While there are no assurances, we expect to see a significant increase in revenue in 2018, as the billing cycle of several of our clients for the work we have been engaged in for those clients in 2017 We have recently added new Cultivation MAX clients that are or will be coming online later in 2018 that we expect will substantially increase revenue based upon revenue sharing arrangements with these clients, as well as the expansion of sales of our Success Nutrients product line that is associated with our Cultivation MAX offerings effectiveness.

For further breakdown purposes, consulting and licensing fees are somewhat synonymous with the term licensing fees as described in FY 2016 performance. The comparison of existing revenue streams for this period would then be related to the total of licensing, consulting, and other revenue in FY 2017, or a value of $2,398,431 as compared with the licensing and seminar fees generated in FY 2016 of $631,456 or, an increase of 280% as it relates to year on year growth of existing revenue elements.

The product sales values of $1,083,208 are related to new revenues in FY 2017 that were not present in FY 2016, the result of our acquisition of Success Nutrients for which only nine (9) months of sales are reflected in that value.

While there are no assurances, we expect to see a significant increase in revenue in 2018 as the billing cycle of several clients we have worked with in the past will begin to generate new income for the company, allowing us to recognize increasing revenues year on year for the work we have been engaged in for those clients in 2017 and into early 2018. In addition, the new service lines provided by our acquisition of Success Nutrients, Pono, and DCG are expected to significantly increase revenues.

As an example of this anticipated increase in revenues moving into FY 2018, where the Company only experienced limited revenue sharing late in the fourth quarter of FY 2017 as it related to only two (2) initial Cultivation MAX clients, we have already added new Cultivation MAX clients as of the date of this filing that are or will be coming online later this year that will substantially increase this revenue stream based upon revenue sharing requirements as well as the expansion of sales of our Success Nutrients product line that is associated with our Cultivation MAX offerings effectiveness.

Cost of Services

We recognize income for licensing and consulting revenues upon set milestones being achieved, such as license approval or receiving the required business license. This can cause certain billing periods to be lower if those milestones are not achieved until after milestone is achieved, regardless of how close we may be to reaching the milestone and completing billings.

During 2017, our cost of services was $1,302,281, compared to $462,182 during 2016, an increase of $840,099 or 182%. The primary cause of this increase in costs were related to the addition of several contract service providers needed to fulfill certain requirements set forth in our agreements, the three acquisitions that occurred during the year, and our costs related travel required to properly service these clients.

Operating Expenses

Operating expenses also increased in 2017 compared to 2016. In 2016, we incurred total operating expense of $7,463,253, compared to $1,321,363, an increase of $6,141,890 or 465%. This increase was primarily as a result of stock compensation expense, which was $4,805,318 in 2017, compared to $627,200 in 2016, an increase of $4,178,118 or 667%. Advertising expenses decreased by 41% to $183,782 in 2017, from $311,522 in 2016, a decrease of $127,740. Furthermore, during 2017 the Company had professional services fees of $543,314, acquisition costs of $150,261, salaries of $260,635 and officers/director’s incentive compensation of $183,782. General and administrative expenses increased from $382,641 in 2016, to $1,369,551 in 2017. A large portion of this increased cost was related to the assimilated costs of the three acquisition’s that occurred during the year, required expansion of our employee team needed to service the dramatic increase in clients (went from 5 full time team members in early 2017 to 21 full time team members in early 2018), increases related to a substantial expansion of our office space in the first quarter of FY 2017, and the addition of costs related to a warehouse facility that was part of our acquisition of Success Nutrients and Pono. Additionally, the Company also reserved 35% of the Capital G (Funk Sac) note during the period totaling $102,906.

Other expenses decreased in 2017 to $145,222, from $312,184 in 2016, due to several factors. We earned $30,001 in interest income from the Funk Sack note receivable in 2017 compared to interest income of $14,016 in 2016. However, we recognized a net loss of $14,459 in 2017 upon the liquidation of an investment in a cannabis related stock. In 2017, the Company also recognized an aggregate of $86,020 in interest expense from the Company’s convertible debt company, compared to $123,179 of expense in 2016. This was a decrease of $37,159 or 30%. The Company also incurred $70,257 of a loss on management fee contracts during 2017 as a result of our acquisition of Success and Pono Publications.

Results of Operations

The Company generated a net loss in 2017 of $5,381,172 (approximately $0.23 per share), compared to a net loss of $1,464,273 ($0.14 per share) in 2016.

As of the end of FY 2017, the Company has eliminated all its convertible debt.

When adjusting for significant non-cash expenses and one-time expenses, such as stock compensation $4,805,318, reserve for note receivable $102,906, acquisition costs $150,392 and loss on management fee contract $70,257, the Company’s net loss would have been reduced to ($252,430) as opposed to ($5,381,272).

While the Company raised additional capital in FY 2017, we expect to continue to explore the deployment of additional capital as may be determined necessary by the Company to accomplish its general corporate goals. We note that our total current assets increased dramatically from $682,017 in FY 2016 to $ 1,575,798 in FY 2017 representing an overall increase of $893,781.

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash and cash equivalents of $748,715.

Net cash used by operating activities was $673,997 during the year ended December 31, 2017, compared to $741,447 earned in 2016, a decrease of $67,480. While no assurances can be provided, we anticipate we will generate positive cash flow from operations in 2018.

Cash flows used in investing activities was $33,902 in 2017, compared to cash provide from of $20,855 in 2016.

Cash flows from financing activities was $1,105,090 in 2017, compared to $810,000 in 2016. In 2017 the Company received proceeds of $1,185,755 from the private sale of our common stock. In 2016, the company did not sell any securities.

As of December 31, 2016, the Registrant had 10,558,087 shares of Common Stock issued and outstanding.

During the three months ended March 31, 2017, the Company issued 145,587 shares of Common Stock upon conversion of convertible notes in the aggregate amount of $254,777.

On June 3, 2017, the Company issued 1,400,000 shares of Common Stock under its 2017 Qualified Incentive Plan to various individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $2,380,000 based upon the closing stock price on June 2, 2017 at $1.70 per share.

On June 3, 2017, the Company issued 7,000,000 shares of Common Stock in consideration for the acquisition of Success Nutrients and Pono Publications.

On June 3, 2017, the Company issued 2,000,000 warrants to purchase Common Stock to three individuals. See “Notes to the Financial Statements, Note 14” for further explanation.

During the three months ended June 30, 2017, the Company issued 44,151 shares of Common Stock upon conversion of convertible notes in the aggregate amount of $60,000.

On July 26, 2017, the Company issued 2,258,065 shares of Common Stock in consideration for the acquisition of Denver Consulting Group.

During the three months ended September 30, 2017, the Company sold 25,000 shares of Common Stock to Andy Williams, Director of the Board of the Company, at a value of $1.0665 per share.

During the three months ended September 30, 2017, the Company sold 30,000 shares of Common Stock to Brett Roper, CEO of the Company, at a value of $1.0665 per share.

During the three months ended September 30, 2017, the Company sold 937,647 shares of Common Stock to a private investor of the Company, at a value of $1.0665 per share on August 20, 2017.

During the three months ended December 31, 2017 the company sold 104,265 shares of Common Stock to four individuals, at a value of $1.0655 per share.

During the three months ended December 31, 2017 the Company issued 1,500,566 warrants priced at $1.33 to all participants in the Regulation D offering.

During the three months ended December 31, 2017 the company issued 364,971 shares of Common Stock upon conversion of convertible debt in the aggregate amount of $380,000.

As December 31, 2017, the Registrant had 22,991,137 shares issued and outstanding. Further, the Company had 2,000,000 warrants to purchase stock priced at $1.445 that included a cashless option and an additional 1,500,566 warrants associated with its Regulation D filing in October of 2017, to purchase stock on a one to one basis at $1.33 per share.

While no assurances can be provided, we believe we will generate positive cash flow from our operations in 2018. If we are successful in achieving this objective, of which there can be no assurance, we do not believe we will need to raise any additional capital and that the revenue generated will be sufficient to allow us to implement our current business plan. However, if we do not generate positive cash flow, or we identify an acquisition which we believe will significantly impact our business operations in a positive manner, or unforeseen developments occur, we may need to raise additional capital, either debt, equity or both. At this time, we are unable to state how much capital we will need. As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with any funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing may have a material negative impact on our ability to generate profits on a regular basis in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2017.

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

Recently Adopted Accounting Standards - FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Upon adoption of this new standard, the Company believes that the timing of revenue recognition related to our consulting, licensing and product sales will remain consistent with our current practice. Because we do not anticipate a change in our pattern of revenue recognition, we anticipate that neither method will have a material impact on our consolidated financial statements.

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

MEDICINE MAN TECHNOLOGIES INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Medicine Man Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medicine Man Technologies, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016.

Lakewood, CO

March 27, 2018

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEET

Expressed in U.S. Dollars

	December 31, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$748,715	$351,524
Accounts receivable, net	461,343	25,000
Accounts receivable - related party	25,719	–
Available for sale securities	–	13,998
Short-term note receivable	191,111	264,016
Inventory	106,091	–
Other assets	42,819	27,479
Total current assets	1,575,798	682,017

Non-current assets
Fixed assets, net accumulated depreciation of $82,038	$150,047	$42,126
Intangible assets, net accumulated amortization of $7,388	87,712	3,708
Goodwill	9,304,306	–
Other non-current assets	14,500	–
Total non-current assets	9,556,565	45,834

Total assets	$11,132,363	$727,851

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$123,251	$–
Accounts payable - related party	155,177	–
Derivative liability	–	294,002
Other liabilities	56,495	175
Total current liabilities	334,923	294,177

Long-term liabilities
Note payable - related party	$58,280	$–
Convertible loan	–	810,000
Total long-term liabilities	58,280	810,000

Total liabilities	393,203	1,104,177

Commitments and contingencies, note 13
Shareholders’ equity
Common stock $0.001 par value. 90,000,000 authorized, 22,991,137 and 10,402,500 were issued and outstanding December 31, 2017 and December 31, 2016, respectively.	$23,113	$10,403
Additional paid-in capital	13,997,441	1,026,052
Additional paid-in capital - Warrants	3,508,256	–
Accumulated other comprehensive (loss)	–	(4,303)
Retained earnings	(6,789,650)	(1,408,478)
Total shareholders' equity (deficit)	10,739,160	(376,326)

Total liabilities and stockholders’ equity	$11,132,363	$727,851

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Twelve Months Ended December 31, 2017 and 2016

Expressed in U.S. Dollars

	Twelve Months Ended December, 31
	2017	2016
Operating revenues
Product sales	$550,986	$–
Product sales - related party	532,222	–
Licensing fees	1,425,806	589,721
Consulting fees	930,857	–
Reimbursements	47,945	–
Services and seminar fees	41,768	41,735
Total revenue	3,529,584	631,456

Cost of services
Cost of services	$1,033,678	$462,182
Cost of services - related party	268,603	–
Total cost of services	1,302,281	462,182

Gross profit	$2,227,303	$169,274
Operating expenses
General and administrative	$1,369,551	$382,641
Professional services	543,314	–
Acquisition costs	150,261	–
Stock based compensation expense	4,805,318	627,200
Officers/Directors incentive compensation	150,392	–
Advertising	183,782	311,522
Salaries	260,635	–
Total operating expenses	$7,463,253	$1,321,363

Income from operations	$(5,235,950)	$(1,152,089)

Other income/expense
Interest income	$(30,001)	$(14,016)
Net realized loss on available for sale securities	4,706	191,095
Interest expense related to convertible notes	86,020	22,248
Loss on management fee contracts	70,257	–
Interest expense related to derivative liability	–	102,907
Net loss on derivative	14,459	9,950
Other income	(219)	–
Total other expense	145,222	312,184

Net (loss) income	$(5,381,172)	$(1,464,273)

Earnings per share attributable to common shareholders:
Basic and diluted (loss)/earnings per share	$(0.23)	$(0.14)
Weighted average number of shares outstanding - basic and diluted	22,991,137	10,226,086

Other comprehensive (loss), net of tax
Net unrealized (loss) on available for sale securities	–	1,200
Total other comprehensive income (loss), net of tax	–	1,200

Comprehensive (loss) gain	$(5,381,172)	$(1,463,073)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twelve Months Ended December 31, 2017 and 2016

Expressed in U.S. Dollars

	Common Shares	Common Stock	Additional Paid-in Capital	Unrealized loss on AFS	Accumulated Earnings (Loss)	Total Equity

Balance - December 31, 2015	9,972,500	$9,973	$399,282	$(10,000)	$55,795	$455,050

Stock issued as compensation	430,000	430	626,770	–	–	627,200

Unrealized gain/(loss) AFS	–	–	–	5,697	–	5,697

Net income/(loss) for the period	–	–	–	–	(1,464,273)	(1,464,273)

Balance - December 31, 2016	10,402,500	10,403	1,026,052	(4,303)	(1,408,478)	(376,326)

Stock issued as compensation	1,500,000	1,500	2,539,499	–	–	2,540,999

Unrealized gain/(loss) AFS	–	–	–	4,303	–	4,303

Acquisitions	9,255,544	9,258	9,470,130	–	–	9,479,388

Warrants	–	–	2,100,318	–	–	2,100,318

Stock for convertible debt	601,648	718	787,220	–	–	787,938

Stock issued for cash	1,041,912	1,044	465,226	–	–	466,270

Warrants issued with stock issued for cash	–		928,828	–	–	928,828

Stock issued for services	134,533	135	163,865	–	–	164,000

Stock issued for cash (Related Party)	55,000	55	24,559	–	–	24,614

Net loss for the period	–	–	–	–	(5,381,172)	(5,381,172)

Balance - December 31, 2017	22,991,137	$23,113	$17,505,697	$–	$(6,789,650)	$10,739,160

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the Twelve Months Ended December 31, 2017 and 2016

Expressed in U.S. Dollars

	2017	2016
Cash flows from operating activities
Net income for the period	$(5,381,172)	$(1,464,273)
Adjustments to reconcile net income to net cash provided by operating activities
Initial fair value of derivative convertible note liability included as interest expense	–	102,907
Loss on derivative, net	14,458	191,095
Stock based compensation	4,805,318	627,200
Depreciation and amortization	63,738	17,370
Changes in operating assets and liabilities
Short term note receivable	72,905	(264,016)
Accounts receivable	(462,062)	58,739
Inventory	(106,091)	–
Other assets	(15,839)	11,242
Accounts payable and other liabilities	334,748	(21,741)
Net cash used from operating activities	(673,997)	(741,477)

Cash flows from investing activities
Purchase of assets	$(255,663)	$(10,844)
Acquisition investment	217,458	–
Loss from sale of AFS securities	4,303	31,699
Net cash used in investing activities	(33,902)	20,855

Cash flows from financing activities
Cash raised by sale of convertible debt	$(80,665)	$810,000
Cash from sale of Common stock	1,185,755	–
Net cash earned for financing activities	1,105,090	810,000

Net decrease in cash and cash equivalents	$397,191	$89,378
Cash and cash equivalents - beginning of year	351,524	262,146
Cash and cash equivalents - end of year	$748,715	$351,524

Supplemental disclosures
Income taxes paid	$–	$12,475

Non-Cash Transactions
Derivative convertible liability	$–	$294,022

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

Cash Flows – During the years ending December 31, 2017 and 2016, the Company primarily utilized cash and cash equivalents, long-term convertible debt and revenue from operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $748,715 and $351,524 classified as cash and cash equivalents as of December 31, 2017 and December 31, 2016, respectively.

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

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing and consulting revenues are recorded at the time the milestone result in the funds being due being achieved, services are delivered, and payment is reasonably assured. Licensing and consulting revenues are generally collected from 30 to 60 days after the invoice is sent. As of December 31, 2017, and 2016, the Company had accounts receivable of $487,062 and $25,000, respectively. The company wrote off $0 of its accounts receivable in 2017. Due to the low volume of write offs, the Company uses the direct write off method versus having an allowance for uncollectible debts.

AFS Securities: Investments available for sale is comprised of publicly traded stock purchased as an investment. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all its marketable securities as short-term. The Company’s investment securities at December 31, 2017 and December 31, 2016 consisted of available-for-sale instruments of $0 and $13,998, respectively, of equity in publicly traded companies. All our available-for-sale securities are Level 2 due to limited trading volume. Realized gains and losses on these securities will be included in “other income (expense)” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCT).

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

Short term note receivable: In July 2016, the Company executed a non-binding Term Sheet to acquire Capital G Ltd, an Ohio limited liability company and its three wholly owned subsidiary companies, Funk Sac LLC, Commodogy LLC, and OdorNo LLC, The agreement was subject to the Company’s due diligence as well as execution of definitive agreements. In January 2017, the parties agreed not to proceed with this transaction. As part of the terms of the term sheet the Company agreed to loan Capital G the principal balance of $250,000 pursuant to the terms of a convertible note which accrues interest at the rate of 12% per annum and which became due November 1, 2017. As of December 31, 2017, this note has not been repaid when it became due. The Company is currently in negotiations with Capital G about repayment terms. As of December 31, 2017, the Company has reserved 35% or $102,906 of this balance.

Other assets (current and non-current): Other assets at December 31, 2017 and December 31, 2016 were $57,319 and $27,479, respectively and as of December 31, 2017 this balance included $26,056 in prepaid registrations fees for major cannabis events the Company is sponsoring and advertising costs, $24,500 in two security deposits and $6,763 in prepaid inventory.

Accounts payable: Accounts payable at December 31, 2017 and December 31, 2016 was $278,428 and $0, respectively and were comprised of operating accounts payable for various professional services incurred during the ordinary course of business.

Other liabilities: Other liabilities at December 31, 2017 and December 31, 2016 were $56,495 and $175, respectively. At December 31, 2017, this was comprised of $19,700 in customer deposits for future contractual work and $36,795 in deferred rent expense.

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

Revenue recognition and related allowances: Revenue from licensing and consulting services is recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved. Revenue from seminar fees is related to one-day seminars and is recognized as earned at the completion of the seminar. Revenue from product sales either being nutrients or book sales are recognized when the goods are transferred. The Company also recognizes expense reimbursement from clients as revenue for expenses incurred during certain jobs.

Costs of Services Sold – Costs of services sold are comprised of direct salaries and related expenses incurred while supporting the implementation of licensing agreements and related services.

General & Administrative Expenses – General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s services.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $183,782 and $311,522 during the year ended December 31, 2017 and 2016, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the Company’s stock being traded the Company used the most recent valuation. The Company recognized $4,805,318 in expenses for stock-based compensation to employees and consultants during the twelve months ended December 31, 2017.

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

As of December 31, 2016, the Registrant had 10,558,087 shares of Common Stock issued and outstanding.

During the three months ended March 31, 2017, the Company issued 145,587 shares of Common Stock upon conversion of convertible notes in the aggregate amount of $254,777.

On June 3, 2017, the Company issued 1,400,000 shares of Common Stock under its 2017 Qualified Incentive Plan to various individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $2,380,000 based upon the closing stock price on June 2, 2017 at $1.70 per share.

On June 3, 2017, the Company issued an aggregate of 7,000,000 shares of Common Stock in consideration for the acquisition of Success Nutrients and Pono Publications.

On June 3, 2017, the Company issued 2,000,000 warrants to purchase Common Stock to three individuals. See Note 14 for further explanation.

During the three months ended June 30, 2017, the Company issued 44,151 shares of Common Stock upon conversion of convertible notes in the aggregate amount of $60,000.

On July 26, 2017, the Company issued 2,258,065 shares of Common Stock in consideration for the acquisition of Denver Consulting Group.

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

On December 21, 2017, the Company issued 100,000 shares of Common Stock to various individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $161,000 based upon the closing stock price on December 21, 2017 at $1.61 per share.

During the three months ended December 31, 2017, the Company sold 10,500 shares of Common Stock to three private investors of the Company, at a value of $1.0665 per share on December 31, 2017. This purchase also included a one to one warrant purchase option priced at $1.33 per share of common stock.

During the three months ended December 31, 2017, the Company sold 93,765 shares of Common Stock to a private investor of the Company, at a value of $1.0665 per share on December 31, 2017. This purchase also included a one to one warrant purchase option priced at $1.33 per share of common stock.

During the three months ended December 31, 2017, the Company issued 401,909 shares of Common Stock upon conversion of convertible notes in the aggregate amount of $424,310.

At December 31, 2017, the Company had 22,991,137 common shares outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	December 31, 2017	December 31, 2016
Furniture & Fixtures	$107,945	$11,526
Marketing Display	36,900	42,681
Vehicles	6,000	–
Office Equipment	81,240	10,838
	$232,085	$65,045
Less: Accumulated Depreciation	(82,038)	(22,919)
	$150,047	$42,126

Depreciation on equipment is provided on a straight-line basis over its expected useful life using the following annual rates.

Furniture & Fixtures	3 years
Marketing Display	3 years
Vehicles	3 years
Office Equipment	3 years

Depreciation expense for the twelve-month periods ending December 31, 2017 and 2016 was $59,117 and $16,833 respectively.

6.	Intangible Asset

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

During 2017, the Company attained two intangible assets, Product Agreement & Registration and a Trade Secret. These two intangible assets were acquired due to the result of the acquisition of Success Nutrients and Pono on September 30, 2017. Refer to the Note 9 for further explanation of the purchase price accounting. The Company’s procurement of product registration during the year was within five states and Canada. The Company’s product was registered in California, Oregon, Colorado, Michigan, Arizona, Washington and all of Canada. The registration allows the Company to sell their product within the confines of that region. The registration fees capitalized are the initial costs to obtain the license. The licenses have nominal annual renewal costs. These subscriptions are amortized over a 15-year period.

During 2017, the Company incurred an intangible asset due to the development of the products nutrient recipe. The nutrient recipe development was a onetime fee, paid to the Company’s developer. The intellectual property is amortized over the 15-year economic life of the asset. The economic life of the asset is shorter than the indefinite life, which is considered the legal life of the assets, and therefore 15 years is deemed the economic life of the asset.

During 2017, the Company attained one additional intangible assets, Product Agreement & Registration. The Company’s procurement of product registration during the year was within seven states. The Company’s product was registered in Florida, Illinois, Maine, Massachusetts, Minnesota, Nevada and Ohio. The registration allows the Company to sell their product within the confines of that region. The registration fees capitalized are the initial costs to obtain the license. The licenses have nominal annual renewal costs. These subscriptions are amortized over a 15-year period.

	December 31, 2017	December 31, 2016
License Agreement	$5,300	$5,300
Product License and Registration	57,300	–
Trade Secret - IP	32,500	–
	$95,100	$5,300
Less: accumulated amortization	(7,388)	(1,592)
	$87,712	$3,708

Amortization expense for the periods ending December 31, 2017 and 2016 was $4,620 and $532, respectively.

7.	Convertible Notes and Derivative Liability:

In the year ended December 31, 2016 the Company raised $810,000 through a private placement of promissory convertible notes with certain accredited investors, bearing interest at 12%, with interest and principal due January 1, 2019. Upon issuance, each of the notes is immediately convertible at the noteholders election into the Company’s common stock at $1.75 per share or 90% of the VWAP of the five days following the notice of conversion, whichever is lower. Since the conversion rate can be tied to an underlying item, convertible notes with warrants, are considered to be a derivative that is recorded as a liability at fair value and adjusted to fair value at the conclusion of each reporting period. The underlying assumptions used in the Black Scholes model to determine the fair value of the derivative liability were based on the individual date the notes were closed, volatility, the risk-free rate, the exercise price and the stock price at conversion.

The total liability as of December 31, 2017, and December 31, 2016, respectively, was $0 and $294,002 and is presented on the current liability section of the balance sheet as the conversion can be exercised at any time at the note holders’ request. During the last three months of 2017, all outstanding convertible note holders either converted their notes or the Company paid monies owed in full. As stated above, the liability at December 31, 2017 is $0.

8.	Related Party Transactions:

As of December 31, 2017, the Company had eight related parties, Future Vision dba Medicine Man Denver, Josh Haupt, Andy Williams, Future Vision, Med Pharm Holdings, Brett Roper, De Best Inc. and Super Farm LLC. One of the Officers of the Company, Joshua Haupt, currently owns 20% of both De Best and Super Farm. Additionally, one of the Directors of the Company, Andy Williams, currently owns 38% of Medicine Man Denver, Future Vision and Med Pharm Holdings.

During the twelve months ended December 31, 2017, the Company had sales from Super Farm LLC totaling $207,827 and $72,585 sales from De Best Inc. The Company give’s a larger discount on nutrient sales to related parties than non-related parties. As of December 31, 2017, the Company had accounts receivable balance with Super Farm LLC totaling $7,519 and $6,404 accounts receivable from De Best Inc. During the twelve months ended December 31, 2017, the Company had cost of sales associated with Super Farm LLC totaling $104,259 and $37,830 from De Best Inc.

During the twelve months ended December 31, 2017, the Company had sales from Medicine Man Denver totaling $242,720 and cost of sales totaling $121,360. As of December 31, 2017, the Company had an accounts payable balance owed to Joshua Haupt totaling $7,013 and an additional $4,080 owed to Future Vision. As of December 31, 2017, the Company had an accounts payable balance owed to Andy Williams totaling $100,000 (related to a repayment commitment of convertible debt that was subsequently converted to debt owner by Andy Williams to the original convertible note holder) and $44,084 owed to Brett Roper (related to FY 2017 bonus payment. As of December 31, 2017, the Company had an accounts receivable balance owed from Future Vision totaling $4,836 and $6,960 owed from Medicine Man Denver. During the twelve months ended December 31, 2017, the Company had sales from Med Pharm Holdings totaling $4,495 and cost of sales totaling $1,498. During the twelve months ended December 31, 2017, the Company had sales from Future Vision totaling $11,738.

During the three months ended September 30, 2017, the Company sold 25,000 shares of Common Stock to Andy Williams, Director of the Board of the Company, at a value of $1.0665 per share.

During the three months ended September 30, 2017, the Company sold 30,000 shares of Common Stock to Brett Roper, CEO of the Company, at a value of $1.0665 per share.

9.	Goodwill and Acquisition Accounting:

On June 3, 2017, the Company issued an aggregate of 7,000,000 shares of its common stock for 100% ownership of both Success Nutrients and Pono Publications. The Company utilized purchase price accounting stating that net book value of the assets acquired approximates their respective fair market value. The purchase price accounting resulted in $6,301,080 of Goodwill. The ASC at 350-20-35-3A directs that “An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company had a valuation done at this time and the value exceeded the purchase price indicating that there would not be any impairment.

On July 21, 2017, the Company issued 2,258,065 shares of its Common Stock for 100% ownership of Denver Consulting Group (“DCG”). The Company utilized purchase price accounting stating that net book value of the assets acquired approximates their respective fair market value of the assets acquired. The purchase price accounting resulted in $3,003,226 of Goodwill. The FASB ASC at 350-20-35-3A directs that “an entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill”. The Company obtained an independent valuation of the DCG on September 27, 2017. The fair market value on September 27, 2017 of DCG was $3,650,000, thus creating a fair market value greater than the carrying value of Goodwill. The FASB ASC at 350-20-35-3D directs that “If an entity determines that it is not more likely that the fair value of a reporting unit is less than its carrying amount, then Goodwill impairment is unnecessary.” As of December 31, 201, the Company determined that no impairment is necessary given the recent valuations and no change in qualitative factors.

As of December 31, 2017, the Company’s Goodwill has a balance of $9,304,306. This amount consisted of $3,003,226 from the DCG acquisition and $6,301,080 from the Pono and Success Nutrients acquisition.

10.	Net Income (Loss) per Share

In accordance with ASC Topic 280 – “Earnings per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's quarterly earnings (loss) for the period ended December 31, 2017 and 2016 basic and diluted (loss)/earnings per share was $(0.23) and $(0.14), respectively.

11.	Inventory:

As of December 31, 2017, and December 31, 2016, respectively, the Company had $106,091 and $0 of finished goods inventory. The Company only has finished goods within inventory because it does not produce any of its products. All inventory is produced by a third party. The inventory valuation method that the Company uses is the FIFO method. During 2017 and 2016, the company had $0 obsolescence within their inventory.

12.	Note Payable:

As of December 31, 2017, and December 31, 2016, the Company had a note payable balance of $58,280 and $0, respectively. The note payable is a balance that is due to an officer of the Company, Joshua Haupt. The balance of this note was paid in full in February of 2018 as described in the subsequent events notes.

13.	Commitments and Concentrations:

Office Lease – Denver, Colorado – The Company entered into a lease for office space at 4880 Havana Street, Suite 201, Denver, Colorado 80239. The lease period started March 1, 2017 and will terminate February 29, 2020, resulting in the following future commitments:

2018 fiscal year	$154,174
2019 fiscal year	171,000
2020 fiscal year	29,000

Office and Warehouse Lease – Denver, Colorado – The Company entered into a lease for office and warehouse space at 6660 E. 47th Ave Drive, Denver, Colorado 80216. The lease commitment is split between both Success Nutrients and Pono Publications. The lease period started December 1, 2016 and will terminate November 30, 2020, resulting in the following future commitments:

2018 fiscal year	$118,528
2019 fiscal year	121,728
2020 fiscal year	124,928

The Company notes that this lease is accelerated and the deferred rent expense at December 31, 2017 is $36,796. This amount is booked in “Other liabilities” and is noted above in “Note 1.”

14.	Warrants:

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

During the period ended December 31, 2017, the Company issued 2,000,000 common stock purchase warrants to three employees of the Company with an exercise price of $1.445 per share for a period of time expiring on December 31, 2019. As of December 31, 2017, none of the warrants were exercised. Stock-based compensation expense recognized for warrants during the twelve-month period ended December 31, 2017 was $2,100,318.

During the period ended December 31, 2017, the Company issued 1,500,566 common stock purchase warrants under the Private Placement Memorandum (PPM) with an exercise price of $1.33 per share for a period of time expiring on March 17, 2019. As of December 31, 2017, none of the warrants were exercised. The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

	Number of shares	Exercise Price
Balance as of January 1, 2017	–	–
Warrants issued	2,000,000	$1.445
Warrants issued	1,500,566	$1.33
Warrants exercised	–	–
Balance as of December 31, 2017	3,500,566

15.	Tax Provision:

The Company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards. The Company had no tax provisions as of December 31, 2017 and December 31, 2016. The Company had a net loss during the year ended December 31, 2017 and the deferred tax asset has a full valuation against it.

The Company is registered in the State of Colorado and is subject to the United States of America tax law. As of December 31, 2017, the Company had incurred no income on a tax basis resulting in the Company calculating that it owed $0 to the federal government at December 31, 2017 and $0 at December 31, 2016. In addition, the Company owed the State of Colorado $0 in 2017 and $0 at December 31, 2016.

As the Company generated a loss from operations in the year ended December 31, 2017 the Company did not recognize any additional tax expense.

16.	Subsequent events:

During January 2018, the warrants that were approved by the Board on June 3, 2017 and issued on June 19, 2017 were all exercised during January of 2018. All of these warrants were exercised on a cashless basis at $1.445 per share.

During February 2018, the Company also retired the outstanding debt to Joshua Haupt in the amount of $58,280.

As of the filing date of this report, there are no other material subsequent events.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CFO and CEO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CFO and CEO have concluded that our disclosure controls and procedures were effective as of December 31, 2017, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Financial Officer and Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2017, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

20

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (COSO).

Based on an assessment carried out March 28, 2018, management believes that, as of December 31, 2017, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

None.

21

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

22

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Press Release dated March 27, 2018

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: March 27, 2018	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Brett Roper
Brett Roper, Chief Executive Officer

By: /s/ Jonathan Sandberg Jonathan Sandberg, Chief Financial Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2018.

/s/ Andrew Williams Andrew Williams, Director

/s/ Brett Roper Brett Roper, Director

/s/ James S. Toreson James S. Toreson, Director

/s/ Charley Haupt

Charly Haupt, Director

/s/ Paul Dickman

Paul Dickman, Director

24