Form 10-K/A
period 2017-12-31
Medicine Man Technologies, Inc.
filed 2018-03-30
CIK 1622879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 27, 2018 (the “Original Filing”). This Amendment No. 1 is being filed solely to amend and supplement Item 15. Item 15 was not included in the original report noted above.

This Amendment No. 1 includes new certifications from the Company’s principal executive officer and principal financial officer, dated as of the date of filing of this Amendment No. 1. Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

1

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit	Description	Reference
3.1	Articles of incorporation, dated March 20, 2014	Form S-1 filed on April 14, 2015, Exhibit 3.1
3.2	Bylaws, dated March 20, 2014	Form S-1 filed on April 14, 2015, Exhibit 3.2
3.3	Articles of Amendment to Articles of Incorporation, dated March 10, 2015	Form S-1 filed on April 14, 2015, Exhibit 3.3
3.4	Amendment to Section 32 of Bylaws	Form 8-K filed on May 2, 2017, Exhibit 3.5
4.1	Specimen Stock Certificate	Form S-1 filed on April 14, 2015, Exhibit 3.4
4.2	Notice to Medicine Man Technologies, Inc. of Intent to Exercise Dissenting Shareholder Rights	Preliminary Information Statement filed on March 6, 2017, Attachment A
4.3	2017 Equity Incentive Plan	Form S-8 Registration Statement filed June 12, 2017, Exhibit 4.1
10.1	Technology License Agreement dated May 1, 2014 between Medicine Man Production corporation and medicine Man Technologies, Inc.	Form S-1 filed on April 14, 2015, Exhibit 10.1
10.2	Agreement with Breakwater Corporate Finance, dated February 5, 2015	Form S-1 filed on April 14, 2015, Exhibit 10.2
10.3	Form of Medicine Man Technologies License Agreement	Form S-1 Amendment filed on September 11, 2015, Exhibit 10.3
10.4	Term Sheet, Acquisition of Pono Publications Ltd., and Success Nutrients Inc., dated August 10, 2016	Form 8-K Current Report filed on August 12, 2016, Exhibit 10.2
10.5	Interim Products and Services Support Agreement, dated October 18, 2016	Form 8-K Current Report filed October 20, 2016, Exhibit 10.3
10.6	Term Sheet, Acquisition of Denver Consulting Group, LLC	Form 8-K Current Report filed May 9, 2017, Exhibit 10.5
10.7	Share Exchange Agreement, dated February 27, 2017	Form 10-K filed April 4, 2017, Exhibit 10.4
10.8	Share Exchange Agreement, dated July 21, 2017	Form 8-K filed July 26, 2017, Exhibit 10.7
10.9	Merger Agreement between Medicine Man Technologies, Inc., Medicine Man consulting Inc. and Pono Publications Ltd., dated February 27, 2017	Form 10-K filed April 4, 2017, Exhibit 10.5
10.10	Office Building Lease, dated January 31, 2017	Form 10-K filed April 4, 2017, Exhibit 10.6
14.1	Code of Business Conduct and Ethics	Form 10-K filed on April 14, 2016, Exhibit 14.1
23.1	Consent of BF Borgers CPA PC. Dated April 10, 2015	Form S-1 filed on April 14, 2015, Exhibit 23.1

The following exhibits are filed with this report:

Exhibit	Description	Reference
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document.	Form 10-K filed on March 27, 2018
101.SCH	XBRL Taxonomy Extension Schema.	Form 10-K filed on March 27, 2018
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Form 10-K filed on March 27, 2018
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Form 10-K filed on March 27, 2018
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Form 10-K filed on March 27, 2018
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Form 10-K filed on March 27, 2018

* Filed herewith

23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: March 29, 2018	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Brett Roper
Brett Roper, Chief Executive Officer

By: /s/ Jonathan Sandberg Jonathan Sandberg, Chief Financial Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2018.

/s/ Andrew Williams Andrew Williams, Director

/s/ Brett Roper Brett Roper, Director

/s/ James S. Toreson James S. Toreson, Director

/s/ Charley Haupt

Charly Haupt, Director

/s/ Paul Dickman

Paul Dickman, Director