Form 10-Q
period 2018-03-31
Medicine Man Technologies, Inc.
filed 2018-05-03
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☐

As of April 17, 2018, the Registrant had 24,082,334 shares of Common Stock issued and outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEET

Expressed in U.S. Dollars

	March 31, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$382,585	$748,715
Accounts receivable	471,921	461,343
Accounts receivable - related party	56,314	25,719
Short-term note receivable, net of allowance	198,508	191,111
Inventory	106,256	106,091
Other assets	84,787	42,819
Total current assets	1,300,371	1,575,798

Non-current assets
Fixed assets, net accumulated depreciation of $101,630	$139,492	$150,047
Intangible assets, net accumulated amortization of $9,017	86,083	87,712
Goodwill	9,304,306	9,304,306
Other non-current assets	14,500	14,500
Total non-current assets	9,544,381	9,556,565

Total assets	$10,844,752	$11,132,363

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$42,110	$123,251
Accounts payable - related party	–	155,177
Other liabilities	38,058	56,495
Total current liabilities	80,168	334,923

Long-term liabilities
Note payable - related party	$–	$58,280
Total long-term liabilities	–	58,280

Total liabilities	80,168	393,203

Commitments and contingencies, note 13
Shareholders’ equity
Common stock $0.001 par value. 90,000,000 authorized, 24,082,334 and 22,991,137 were issued and outstanding March 31, 2018 and December 31, 2017, respectively.	$24,204	$23,113
Additional paid-in capital	16,096,668	13,997,441
Additional paid-in capital - Warrants	1,407,938	3,508,256
Accumulated other comprehensive (loss)	–	–
Retained earnings	(6,764,226)	(6,789,650)
Total shareholders' equity (deficit)	10,764,584	10,739,160

Total liabilities and stockholders’ equity	$10,844,752	$11,132,363

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three Months Ended March 31, 2018 and 2017

Expressed in U.S. Dollars

	Three Months Ended March, 31
	2018	2017
Operating revenues
Product sales	$358,044	$–
Product sales - related party	101,291	–
Cultivation Max	192,545	–
Licensing fees	328,982	531,030
Consulting fees	196,000	–
Reimbursements	27,309	–
Seminars and others	6,866	10,106
Total revenue	1,211,037	541,136

Cost of goods and services
Cost of goods and services	$373,518	$165,159
Total cost of goods and services	373,518	165,159

Gross profit	$837,519	$375,977

Operating expenses
General and administrative	$272,777	$195,401
Professional services	230,517	–
Advertising	49,144	33,484
Salaries	267,054	–
Total operating expenses	$819,492	$228,885

Income from operations	$18,027	$147,092

Other income/expense
Interest income	$(7,397)	$(7,397)
Net realized gain on available for sale securities	–	(262)
Interest expense related to convertible notes	–	22,340
Loss on management fee contracts	–	70,257
Net gain on derivative	–	(49,009)
Other income	–	–
Total other expense	(7,397)	35,929

Net (loss) income	$25,424	$111,163

Earnings per share attributable to common shareholders:
Basic and diluted (loss)/earnings per share	$0.00	$0.01
Weighted average number of shares outstanding - basic and diluted	24,082,334	10,226,086

Other comprehensive (loss), net of tax
Net unrealized (loss) on available for sale securities	–	1,200
Total other comprehensive income (loss), net of tax	–	1,200

Comprehensive (loss) gain	$25,424	$112,363

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2018 and 2017

Expressed in U.S. Dollars

	2018	2017
Cash flows from operating activities
Net income for the period	$25,424	$111,163
Adjustments to reconcile net income to net cash
provided by operating activities
Loss on derivative, net	–	(49,009)
Depreciation and amortization	21,220	10,306
Changes in operating assets and liabilities
Proceeds from note receivable	(7,397)	(7,397)
Accounts receivable	(41,173)	(333,094)
Inventory	(165)	–
Other assets	(41,968)	(42,415)
Accounts payable and other liabilities	(254,755)	24,441
Net cash used from operating activities	(298,814)	(286,005)

Cash flows from investing activities
Purchase of assets	(9,036)	(14,254)
Short term debt	(58,280)	–
AFS securities investment, net	–	(69,784)
Net cash used in investing activities	(67,316)	(84,038)

Cash flows from financing activities
Cash raised by sale of convertible debt	–	179,777
Net cash earned for financing activities	–	179,777

Net decrease in cash and cash equivalents	(366,130)	(190,266)
Cash and cash equivalents - beginning of period	748,715	351,524
Cash and cash equivalents - end of period	$382,585	$161,258

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

Cash Flows – During the quarters ending March 31, 2018 and 2017, the Company primarily utilized cash and cash equivalents, long-term convertible debt and revenue from operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $382,585 and $748,715 classified as cash and cash equivalents as of March 31, 2018, and December 31, 2017, respectively.

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

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing and consulting revenues are recorded at the time the milestone result in the funds being due being achieved, services are delivered, and payment is reasonably assured. Licensing and consulting revenues are generally collected from 30 to 60 days after the invoice is sent. As of March 31, 2018, and December 31, 2017, the Company had accounts receivable of $528,235 and $487,062, respectively. The company wrote off $0 of its accounts receivable in 2018. Due to the low volume of write offs, the Company uses the direct write off method versus having an allowance for uncollectible debts.

Short term note receivable: In July 2016, the Company executed a non-binding Term Sheet to acquire Capital G Ltd, an Ohio limited liability company and its three wholly owned subsidiary companies, Funk Sac LLC, Commodogy LLC, and OdorNo LLC, The agreement was subject to the Company’s due diligence as well as execution of definitive agreements. In January 2017, the parties agreed not to proceed with this transaction. As part of the terms of the term sheet the Company agreed to loan Capital G the principal balance of $250,000 pursuant to the terms of a convertible note which accrues interest at the rate of 12% per annum and which became due November 1, 2017. As of March 31, 2018, this note has not been repaid when it became due. The Company is currently in negotiations with Capital G about repayment terms. As of March 31, 2018, the Company has reserved 35% or $102,906 of this balance. The Company had $198,508 and $191,111 classified as short-term note receivable as of March 31, 2018, and December 31, 2017, respectively.

Other assets (current and non-current): Other assets at March 31, 2018, and December 31, 2017 were $99,287 and $57,319, respectively and as of March 31, 2018 this balance included $74,787 in prepaid expenses and $24,500 in two security deposits.

Accounts payable: Accounts payable at March 31, 2018, and December 31, 2017 was $42,110 and $278,428, respectively and were comprised of operating accounts payable for various professional services incurred during the ordinary course of business.

Other liabilities: Other liabilities at March 31, 2018, and December 31, 2017 were $38,058 and $56,495, respectively. At March 31, 2018, this was comprised of $4,329 in sales tax payable and $33,729 in deferred rent expense.

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

Revenue recognition and related allowances: Revenue from cultivation max, licensing and consulting services is recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved. Revenue from seminar fees is related to one-day seminars and is recognized as earned at the completion of the seminar. Revenue from product sales either being nutrients or book sales are recognized when the goods are transferred. The Company also recognizes expense reimbursement from clients as revenue for expenses incurred during certain jobs.

Costs of Goods and Services Sold – Costs of goods and services sold are comprised of related expenses incurred while supporting the implementation and sales of Company’s products and services.

General & Administrative Expenses – General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s services.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $49,144 and $33,484 during the quarter ended March 31, 2018 and 2017, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the Company’s stock being traded the Company used the most recent valuation. The Company recognized $0 in expenses for stock-based compensation to employees and consultants during the three months ended March 31, 2018.

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

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements. The new guidance will classify leases as either finance or operating (similar to current standard’s “capital” or “operating” classification), with classification affecting the pattern of income recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of ASU 2016-02 to have an impact on our consolidated financial statements.

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

At December 31, 2017, the Company had 22,991,137 common shares outstanding.

During January 2018, the warrants that were approved by the Board on June 3, 2017 and issued on June 19, 2017 were all exercised during January of 2018. All these warrants were exercised on a cashless basis at $1.445 per share. The Company issued 1,091,197 shares of Common Stock when these warrants were exercised.

At March 31, 2018, the Company had 24,082,334 common shares outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	March 31, 2018	December 31, 2017
Furnitures & Fixtures	$111,818	$107,945
Marketing Display	36,900	36,900
Vehicles	6,000	6,000
Office Equipment	86,404	81,240
	$241,122	$232,085
Less: Accumulated Depreciation	(101,630)	(82,038)
	$139,492	$150,047

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture & Fixtures	3 years
Marketing Display	3 years
Vehicles	3 years
Office Equipment	3 years

Depreciation expense for the twelve-month periods ending March 31, 2018 and 2017 was $19,591 and $10,177 respectively.

6.	Intangible Asset

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

During 2017, the Company incurred an intangible asset due to the development of the products nutrient recipe. The nutrient recipe development was a one-time fee, paid to the Company’s developer. The intellectual property is amortized over a 15-year economic life of the asset. The economic life of the asset is shorter than the indefinite life considered the legal life of the assets so 15 years is deemed the economic life of the asset.

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

	March 31, 2018	December 31, 2017
License Agreement	$5,300	$5,300
Product License and Registration	57,300	57,300
Trade Secret - IP	32,500	32,500
	$95,100	$95,100
Less: accumulated amortization	(9,017)	(7,388)
	$86,083	$87,712

Amortization expense for the periods ending March 31, 2018 and 2017 was $1,629 and $133, respectively.

7.	Convertible Notes and Derivative Liability:

In the year ended December 31, 2016 the Company raised $810,000 through a private placement of convertible promissory notes with certain accredited investors, bearing interest at 12%, with interest and principal due January 1, 2019. Upon issuance, each of the notes is immediately convertible at the noteholders election into the company’s common stock at $1.75 per share or 90% of the VWAP of the five days following the notice of conversion, whichever is lower. Since the conversion rate can be tied to an underlying item, convertible notes with warrants, are considered to be a derivative that is recorded as a liability at fair value and adjusted to fair value at the conclusion of each reporting period. The underlying assumptions used in the Black Scholes model to determine the fair value of the derivative liability were based on the individual date the notes were closed, volatility, the risk-free rate, the exercise price and the stock price at conversion.

During the last three months of 2017, all outstanding convertible note holders either converted their notes or the Company paid monies owed in full. As stated above, the liability at March 31, 2018 is $0.

8.	Related Party Transactions:

As of March 31, 2018, the Company had five related parties, Future Vision dba Medicine Man Denver, Med Pharm Holdings, Med Pharm Iowa, De Best Inc. and Super Farm LLC. One of the Officers of the Company, Joshua Haupt, currently owns 20% of both De Best and Super Farm. Additionally, one of the Directors of the Company, Andy Williams, currently owns 38% of Future Vision dba Medicine Man Denver. Andy Williams also owns 10% of Med Pharm Holdings and 3% of Med Pharm Iowa.

During the three months ended March 31, 2018, the Company had sales from Super Farm LLC totaling $118,970 and $43,750 sales from De Best Inc. The Company give’s a larger discount on nutrient sales to related parties than non-related parties. As of March 31, 2018, the Company had accounts receivable balance with Super Farm LLC totaling $17,918 and $10,905 accounts receivable from De Best Inc. During the three months ended March 31, 2018, the Company had discount of sales associated with Super Farm LLC totaling $78,103 and $27,223 from De Best Inc.

During the three months ended March 31, 2018, the Company had sales from Future Vision dba Medicine Man Denver totaling $89,790 and discount of sales totaling $50,295. As of March 31, 2018, the Company had an accounts receivable balance owed from Future Vision totaling $4,479. As of March 31, 2018, the Company had sales from Med Pharm Iowa totaling $6,147 and discount of sales totaling $2,459. As of March 31, 2018, the Company had an accounts receivable balance owed from Med Pharm Iowa totaling $4,000. During the three months ended March 31, 2018, the Company had sales from Med Pharm Holdings totaling $10,435 and discount of sales totaling $6,723.

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

As of March 31, 2018, the Company’s Goodwill has a balance of $9,304,306. This amount consisted of $3,003,226 from the DCG acquisition and $6,301,080 from the Pono and Success acquisition.

10.	Net Income (Loss) per Share

In accordance with ASC Topic 280 – “Earnings per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's quarterly earnings for the period ended March 31, 2018 and 2017 basic and diluted earnings per share $.00 and $.01, respectively.

11.	Inventory:

As of March 31, 2018, and December 31, 2017, respectively, the Company had $106,256 and $106,091 of finished goods inventory. The Company only has finished goods within inventory because it does not produce any of its products. All inventory is produced by a third party. The inventory valuation method that the Company uses is the FIFO method. During 2018 and 2017, the company had $0 obsolescence within their inventory.

12.	Note Payable:

As of March 31, 2018, and December 31, 2017, the Company had a note payable balance of $0 and $58,280, respectively. The note payable is a balance that is due to an officer of the Company, Joshua Haupt.

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

The Company notes that this lease is accelerated and the deferred rent expense at March 31, 2018 is $33,729. This amount is booked in “Other liabilities” and is noted above in “Note 1.”

14.	Warrants:

The Company issued one round of warrants related to various equity transactions that was approved by the Board on June 3, 2017 and issued on June 19, 2017. Since the terms weren’t established until June 19, 2017, these were valued on this date per the signed agreements and issuance on June 19, 2017. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under ASC 480. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying common stock at the valuation measurement date of $1.50, the remaining contractual term of the warrant of 2.5 years, risk-free interest rate of 1.38% and expected volatility of the price of the underlying common stock of 126%. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black Scholes option-pricing model are moderately judgmental.

During the year ended December 31, 2017, the Company issued 1,500,566 common stock purchase warrants under the PPM with an exercise price of $1.33 per share, expiring on March 17, 2019. As of December 31, 2017, none of the warrants were exercised. The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity

During the period ended December 31, 2017, the Company issued 2,000,000 common stock purchase warrants to three employees of the Company with an exercise price of $1.445 per share, expiring on December 31, 2019. As of March 31, 2018, all these warrants related to these three individuals were exercised.

	Number of shares	Exercise Price
Balance as of January 1, 2018	3,500,566
Settlements	(2,000,000)
Warrants issued	–
Balance as of March 31, 2018	1,500,566

15.	Tax Provision:

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards. The Company had no tax provisions as of March 31, 2018 and December 31, 2017. The company had net income during the quarter ended March 31, 2018, however currently has an adequate net loss carryforward to cover any liability generated in the current quarter.

16.	Subsequent events:

During April 2018, the Company entered into an agreement with “Acme Distribution Center” to be the Company’s third party logistic distribution center. Acme will be the Company’s warehousing and distribution center.

Subsequent to March 31, 2018, the Company is in the process of finding a new Lessee for the property that we currently lease at 6660 E. 47th Ave Drive, “Office and Warehouse Lease” disclosed in Note 13.

The Company has also initiated planning for application for QX status on the OTC Marketplace which it expects to complete by late summer of 2018.

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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2018 and 2017

During the three months ended March 31, 2018, we generated revenues of $1,211,037, including consulting/licensing fees of $524,982, Cultivation Max revenue of $192,545, reimbursement revenue of $27,309, product sales of $459,335 and other revenue of $6,866 as compared with the three months ended March 31, 2017, where we generated revenues of $541,136, of which $531,030 was related to consulting/licensing services and $10,106 was related to seminar and other revenues. In comparison to the March 31, 2017, consulting and licensing revenues, which were very consistent quarter over quarter. Overall revenue increased during this three-month period over that of the prior year by 124% of $669,901.

Cost of goods and services, consists of expenses related to delivery of services and product procurement, was $373,518 during the three months ended March 31, 2018, compared to $165,159 during the comparable period in 2017. This increase was due to the increase in sales of goods and increase in salaries for the period.

Operating expenses during the three months ended March 31, 2018, were $1,059,367 consisting of professional fees of $230,517, salaries of $466,256, advertising of $49,144 and general and administrative expense of $313,450, compared to general and administrative expenses of $195,401 incurred during the three months ended March 31, 2017, an increase of $118,049. Increased operating expenses during this three-month period were primarily attributable to salaries and related expenses, professional fees and as well as the cost increase of additional staff needed to service our expanding client base as reflected in our operating expense category.

As a result, we generated net income of $25,424 during the three months ended March 31, 2018 (approximately $0.00 per share), compared to net income of $112,363 during the three months ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2018, we had $382,585 in cash on hand.

Net cash used from operating activities was $298,814 during the three-month period ended March 31, 2018, compared to cash used from operating activities of $286,005 for the similar period in 2017, an increase of $12,809.

As we continue to focus on expanding our branding warehouse concept through acquisition, we believe we may require capital beyond our current ability to generate through our ongoing operations. Over time we expect that these investments will begin to require less capital and be spread out over an ever-increasing corporate structure integrating various acquisitions as wholly owned subsidiary operations, all supporting a common brand and marketing strategy.

We are currently considering raising additional capital through the sale of our securities to support our growth beyond our existing organic means. Though not assured, it is expected that this additional cash infusion will meet our expansion and growth requirements until we will again start generating positive cash flow from operations. We view the profits generated in our 1st quarter of 2018 as an excellent start to our mission for overall profitability however, if we are unable to secure this financing, or generate profits from our operations in the future, or elect to expand our operations or otherwise require additional capital, there can be no assurances that we will be able to raise such capital equity on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018 and December 31, 2017.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer and Chief Executive Officer. Based on this evaluation, our CFO and CEO have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

As noted in our 10K filing, we were able to resolve the outstanding claim related to our use of the word ‘FIRE’ in one of our nutrient products as trademarked within another nutrient line. This product has been renamed FLAME noting we are in the process of insuring that the use of this new name is in compliance within the jurisdictions we are present.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we issued 1,091,119 shares. These shares were warrants that were approved by the Board on June 3, 2017 and issued on June 19, 2017 were all exercised during January of 2018. All these warrants were exercised on a cashless basis at $1.445 per share.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: May 3, 2018	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Brett Roper
Brett Roper, Chief Executive Officer

By: /s/ Jonathan Sandberg Jonathan Sandberg, Chief Financial Officer