Form 10-Q/A
period 2018-03-31
Medicine Man Technologies, Inc.
filed 2018-06-28
CIK 1622879

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

MEDICINE MAN TECHNOLOGIES, INC. (“the Company”) filed its Quarterly Report on Form 10-Q for the period ended March 31, 2018 with the SEC on May 3, 2018 (“Original Filing”). The Original Filing did not have any box checked in the paragraph regarding shell company status. This Form 10-Q Amendment is being filed to correct an error(s) on the cover page. The Company is NOT a Shell Company and the proper box is now check to indicate same.

This Form 10-Q Amendment does not reflect events occurring after the filing of the Original Form 10-Q and does not modify or update the disclosures in the Original Form 10-Q in any way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: June 28, 2018	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Brett Roper
Brett Roper, Chief Executive Officer

By: /s/ Jonathan Sandberg Jonathan Sandberg, Chief Financial Officer