Form 10-Q
period 2018-06-30
Medicine Man Technologies, Inc.
filed 2018-08-08
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, the Registrant had 25,644,981 shares of Common Stock issued and outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEET

Expressed in U.S. Dollars

	June 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$849,223	$748,715
Accounts receivable	1,275,125	461,343
Accounts receivable - related party	62,160	25,719
Short-term note receivable, net of allowance	195,988	191,111
Inventory	67,567	106,091
Other assets	60,320	42,819
Total current assets	2,510,383	1,575,798

Non-current assets
Fixed assets, net accumulated depreciation of $113,413 and $82,038	102,485	150,047
Intangible assets, net accumulated amortization of $10,646 and $7,388	84,454	87,712
Goodwill	9,304,306	9,304,306
Other non-current assets	22,000	14,500
Total non-current assets	9,513,245	9,556,565

Total assets	$12,023,628	$11,132,363

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$19,733	$123,251
Accounts payable - related party	–	155,177
Accrued expenses	57,619	–
Other liabilities	–	56,495
Total current liabilities	77,352	334,923

Long-term liabilities
Note payable - related party	–	58,280
Total long-term liabilities	–	58,280

Total liabilities	77,352	393,203

Commitments and contingencies, note 13
Shareholders’ equity
Common stock $0.001 par value. 90,000,000 authorized, 25,019,981 and 22,991,137 were issued and outstanding June 30, 2018 and December 31, 2017, respectively.	25,141	23,113
Additional paid-in capital	16,449,299	13,997,441
Additional paid-in capital - Warrants	2,054,369	3,508,256
Accumulated other comprehensive (loss)	–	–
Retained earnings	(6,582,533)	(6,789,650)
Total shareholders' equity (deficit)	11,946,276	10,739,160

Total liabilities and stockholders’ equity	$12,023,628	$11,132,363

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Six Months Ended June 30, 2018 and 2017

Expressed in U.S. Dollars

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating revenues
Product sales, net	$232,565	$229,214	$558,296	$229,214
Product sales - related party, net	148,135	122,944	281,738	122,944
Cultivation Max	723,698	–	916,244	–
Licensing fees	96,732	301,313	425,714	501,313
Consulting fees	190,330	226,582	386,330	565,796
Reimbursements	20,099	–	47,408	–
Services - related party	4,479	–	8,958	–
Seminars and others	1,649	2,300	4,036	4,222
Total revenue	1,417,687	882,353	2,628,724	1,423,489

Cost of goods and services
Cost of goods and services	$380,396	$245,965	$753,914	$411,124
Cost of goods and services - related party	–	26,036	–	26,036
Total cost of goods and services	380,396	272,001	753,914	437,160

Gross profit	$1,037,291	$610,352	$1,874,810	$986,329

Operating expenses
General and administrative	$73,846	$331,425	$247,350	$435,296
Professional services	250,076	141,953	480,591	233,483
Acquisition costs	–	98,701	–	98,701
Stock based compensation expenses	–	4,480,318	–	4,480,318
Officers and directors bonuses	51,053	–	51,053
Advertising	28,395	56,025	77,540	89,509
Conference and travel expenses	26,584	–	125,857	–
Salaries	454,165	64,447	721,220	64,447
Total operating expenses	$884,119	$5,172,869	$1,703,611	$5,401,754

Income from operations	$153,172	$(4,562,517)	$171,199	$(4,415,425)

Other income/expense
Interest income	$(32,836)	$(7,480)	$(40,233)	$(14,877)
Net realized gain on available for sale securities	–	(82,373)	–	(131,382)
Interest expense related to convertible notes	–	21,990	–	44,329
Loss on management fee contracts	–	–	–	70,257
Net gain on derivative	–	–	–	(262)
Other (income) expense	4,316	(219)	4,316	(219)
Total other expense	(28,520)	(68,082)	(35,917)	(32,154)

Net (loss) income	$181,692	$(4,494,435)	$207,116	$(4,383,271)

Earnings per share attributable to common shareholders:
Basic and diluted (loss)/earnings per share	$0.01	$(0.44)	$0.01	$(0.43)
Weighted average number of shares outstanding - basic and diluted	25,019,981	10,226,086	25,019,981	10,226,086

Other comprehensive (loss), net of tax
Net unrealized (loss) on available for sale securities	–	(9,248)	–	(10,551)
Total other comprehensive income (loss), net of tax	–	(9,248)	–	(10,551)

Comprehensive (loss) gain	$181,692	$(4,503,683)	$207,116	$(4,393,822)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2018 and 2017

Expressed in U.S. Dollars

	2018	2017
Cash flows from operating activities
Net income for the period	$207,116	$(4,383,271)
Adjustments to reconcile net income to net cash provided by operating activities
Loss on derivative, net	–	(131,382)
Stock based compensation	–	4,480,318
Depreciation and amortization	34,632	24,822
Changes in operating assets and liabilities
Proceeds from note receivable	(4,877)	(14,877)
Accounts receivable	(850,223)	(230,693)
Inventory	38,524	(109,174)
Other assets	(25,001)	(83,085)
Accounts payable and other liabilities	(257,571)	99,725
Net cash used from operating activities	(857,400)	(347,617)

Cash flows from investing activities
Purchase of assets	16,188	(205,890)
Short term debt	(58,280)	–
Acquisition investment	–	233,357
AFS securities investment, net	–	(10,551)
Net cash used in investing activities	(42,092)	16,916

Cash flows from financing activities
Sale of common stock	1,000,000	–
Cash raised by sale of convertible debt	–	179,777
Net cash earned for financing activities	1,000,000	179,777

Net decrease in cash and cash equivalents	100,508	(150,924)
Cash and cash equivalents - beginning of period	748,715	351,524
Cash and cash equivalents - end of period	$849,223	$200,600

Non-Cash Transactions
Acquisition investment	$–	$233,357

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,2018

Organization and Nature of Operations:

Business Description – Business Activity: Medicine Man Technologies Inc. (the "Company") is a Nevada corporation incorporated on March 20, 2014. The Company is a cannabis consulting company providing services related to cost-efficient cannabis cultivation technologies focusing on quality as well as safety, retail operations related to the delivery of cannabis related products, and other related business lines as described in the Company’s operating strategic vision outlined below.

1.	Liquidity and Capital Resources:

Cash Flows – During the quarters ending June 30, 2018 and 2017, the Company primarily used revenues from its operation supplemented by cash to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $849,223 and $748,715 classified as cash and cash equivalents as of June 30, 2018, and December 31, 2017, respectively.

The Company has recently elected to accelerate its organic growth path through additional marketing, team development, synergistic acquisitions, and other corporate activities wherein it expects to generate negative cash flow and an additional demand for capital to fuel such growth as described in it subsequent events notes.

The Company is commencing legal action against one client for breach of contract, adding a significant value into its receivables for fees that had been accrued but not booked due to forbearance grants by the Company that were subsequent violated, causing the Company to increase its receivables accordingly (see Part II, Item 1, Legal Proceedings).

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

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing and consulting revenues are recorded at the time the milestone result in the funds being due being achieved, services are delivered, and payment is reasonably assured. Licensing and consulting revenues are generally collected from 30 to 60 days after the invoice is sent. As of June 30, 2018, and December 31, 2017, the Company had accounts receivable of $1,337,285 and $487,062, respectively. The company wrote off $0 of its accounts receivable in 2018. Due to the low volume of write offs, the Company uses the direct write off method versus having an allowance for uncollectible debts. The Company further notes a significant value increase in its receivables for fees that had been accrued but not booked due to forbearance grants by the Company that were subsequent violated, causing the Company to increase its receivables accordingly (see Item 1, Legal).

Short term note receivable: In July 2016, the Company executed a non-binding Term Sheet to acquire Capital G Ltd, an Ohio limited liability company and its three wholly owned subsidiary companies, Funk Sac LLC, Commodogy LLC, and OdorNo LLC. The agreement was subject to the Company’s due diligence as well as execution of definitive agreements. In January 2017, the parties agreed not to proceed with this transaction. As part of the term sheet the Company agreed to loan Capital G the principal balance of $250,000 pursuant to the terms of a convertible note which accrues interest at the rate of 12% per annum and which became due November 1, 2017. As of June 30, 2018, this note has not been repaid when it became due. The Company is currently in negotiations with Capital G about repayment terms. As of June 30, 2018, the Company has reserved 35% or $102,906 of this balance. The Company had $195,988 and $191,111 classified as short-term note receivable as of June 30, 2018, and December 31, 2017, respectively.

Other assets (current and non-current): Other assets at June 30, 2018, and December 31, 2017 were $82,320 and $57,319, respectively including $67,820 in prepaid expenses and $14,500 in a security deposit.

Accounts payable: Accounts payable at June 30, 2018, and December 31, 2017 were $19,733 and $278,428, respectively and were comprised of operating accounts payable for various professional services incurred during the ordinary course of business.

Accrued expenses and other liabilities: Accrued expenses and other liabilities at June 30, 2018, and December 31, 2017 were $57,619 and $56,495, respectively. At June 30, 2018, this was comprised of $30,956 in accrued bonuses and $26,663 in deferred rent expense.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $77,540 and $89,509 during the periods ended June 30, 2018 and 2017, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the Company’s stock being traded the Company used the most recent valuation. The Company recognized $0 in expenses for stock-based compensation to employees and consultants during the six months ended June 30, 2018.

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

Management fee contracts: In February 2017, the Company entered into a Merger Agreement with Pono Publications Ltd. (“Pono”), as well as a Share Exchange Agreement with Success Nutrients, Inc. (“SN”), each a Colorado corporation, in order to facilitate the acquisition of both of these entities. The ratification of the acquisition of these companies requires the approval of the holders of a majority of the Company’s shareholders, which was approved at the Company’s annual shareholder meeting held on May 2017. The relevant agreements provide that the effective date for accounting purposes would be April 1, 2017. Success Nutrients became a wholly owned subsidiary of Medicine Man Technologies, Inc. and the business conducted by Pono was incorporated into a newly formed wholly owned subsidiary, Medicine Man Consulting, Inc., which is also where the Company conducts its consulting service business.

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

3.	Recent Accounting Pronouncements:

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

At March 31, 2018, the Company had 24,082,334 common shares outstanding.

During the three months ended June 30, 2018, the Company sold 937,647 units, each unit consisting of one share of the Company’s common stock and one common share purchase warrant exercisable to purchase one share of the Company’s Common Stock at an exercise price of $1.33 per warrant, to one private investor. The purchase price for each Unit was $1.0665 per share.

At June 30, 2018, the Company had 25,019,981 common shares outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	June 30, 2018	December 31, 2017
Furnitures & Fixtures	$98,394	$107,945
Marketing Display	36,900	36,900
Vehicles	–	6,000
Office Equipment	80,604	81,240
	$215,898	$232,085
Less: Accumulated Depreciation	(113,413)	(82,038)
	$102,485	$150,047

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture & Fixtures	3 years
Marketing Display	3 years
Vehicles	3 years
Office Equipment	3 years

Depreciation expense for the six-month periods ending June 30, 2018 and 2017 was $38,284 and $23,576 respectively.

6.	Intangible Asset:

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

During 2017, the Company obtained two intangible assets, Product Agreement & Registration and a Trade Secret. These two intangible assets were acquired due to the result of the acquisition of Success and Pono on September 30, 2017. Refer to the Note 9 for further explanation of the purchase price accounting. The Company’s procurement of product registration during the year was within five states and Canada. The Company’s product was registered in California, Oregon, Colorado, Michigan, Arizona, Washington and all of Canada. The registration allows the Company to sell their product within the confines of that region. The registration fees capitalized are the initial costs to obtain the license. The licenses have nominal annual renewal costs. These subscriptions are amortized over a 15-year period.

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

	June 30, 2018	December 31, 2017
License Agreement	$5,300	$5,300
Product License and Registration	57,300	57,300
Trade Secret - IP	32,500	32,500
	$95,100	$95,100
Less: Accumulated Amortization	(10,646)	(7,388)
	$84,454	$87,712

Amortization expense for the six-month periods ending June 30, 2018 and 2017 was $3,257 and $1,463, respectively.

7.	Convertible Notes and Derivative Liability:

In the year ended December 31, 2016 the Company raised $810,000 through a private placement of convertible promissory notes sold to certain accredited investors, bearing interest at 12%, with interest and principal due January 1, 2019. Upon issuance, each of the notes is immediately convertible at the noteholders election into the company’s common stock at $1.75 per share or 90% of the VWAP of the five days following the notice of conversion, whichever is lower. Since the conversion rate can be tied to an underlying item, convertible notes with warrants, are considered to be a derivative that is recorded as a liability at fair value and adjusted to fair value at the conclusion of each reporting period. The underlying assumptions used in the Black Scholes model to determine the fair value of the derivative liability were based on the individual date the notes were closed, volatility, the risk-free rate, the exercise price and the stock price at conversion.

During the last three months of 2017, all outstanding convertible note holders either converted their notes or the Company paid monies owed in full. As stated above, the liability at June 30, 2018 was $0.

8.	Related Party Transactions:

As of June 30, 2018, the Company had five related parties, Future Vision dba Medicine Man Denver, Med Pharm Holdings, Med Pharm Iowa, De Best Inc. and Super Farm LLC. One of the Officers of the Company, Joshua Haupt, currently owns 20% of both De Best and Super Farm. Additionally, one of the Directors of the Company, Andy Williams, currently owns 38% of Future Vision dba Medicine Man Denver. Andy Williams also owns 10% of Med Pharm Holdings and 3% of Med Pharm Iowa.

As of June 30, 2018, the Company had sales from Super Farm LLC totaling $266,340 and $88,200 in sales from De Best Inc. The Company give’s a larger discount on nutrient sales to related parties than non-related parties. As of June 30, 2018, the Company had accounts receivable balance with Super Farm LLC totaling $25,746 and $23,478 accounts receivable from De Best Inc. During the six months ended June 30, 2018, the Company had discount of sales associated with Super Farm LLC totaling $133,368 and $44,100 from De Best Inc

During the six months ended June 30, 2018, the Company had sales from Future Vision dba Medicine Man Denver totaling $172,030, discount on sales of $86,015 and an accounts receivable balance of $8,456. As of June 30, 2018, the Company had an accounts receivable balance owed from Future Vision totaling $4,479. As of June 30, 2018, the Company had sales from Med Pharm Iowa totaling $6,147 and $29,925 in sales from Med Pharm Holdings. During the six months ended June 30, 2018, the Company had discount of sales associated with Med Pharm Iowa totaling $2,458 and $14,963 from Med Pharm Iowa.

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

As of June 30, 2018, the Company’s Goodwill has a balance of $9,304,306. This amount consisted of $3,003,226 from the DCG acquisition and $6,301,080 from the Pono and Success acquisition.

10.	Net Income (Loss) per Share:

In accordance with ASC Topic 280 – “Earnings per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's quarterly earnings for the period ended June 30, 2018 and 2017 basic and diluted earnings per share $.01 and ($.43), respectively.

11.	Inventory:

As of June 30, 2018, and December 31, 2017, the Company had $67,567 and $106,091 of finished goods inventory, respectively. The Company only has finished goods within inventory because it does not produce any of its products. All inventory is produced by a third party. The inventory valuation method that the Company uses is the FIFO method. During 2018 and 2017, the company had $0 obsolescence within its inventory.

12.	Note Payable:

As of June 30, 2018, and December 31, 2017, the Company had a note payable balance of $0 and $58,280, respectively. The note payable is a balance that is due to an officer of the Company, Joshua Haupt. This note was fully repaid in the 1st quarter of FY 2018.

13.	Commitments and Concentrations:

Office Lease – Denver, Colorado – The Company entered into a lease for office space at 4880 Havana Street, Suite 201, Denver, Colorado 80239. The lease period started March 1, 2017 and will terminate February 29, 2020, resulting in the following future commitments:

2018 fiscal year	$78,000
2019 fiscal year	171,000
2020 fiscal year	29,000

The Company notes that this lease is accelerated and the deferred rent expense at June 30, 2018 is $26,663. This amount is booked in “Accrued expenses” and is noted above in “Note 1.”

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

During the quarter ended June 30, 2018, the Company issued 937,647 common stock purchase warrants under the PPM with an exercise price of $1.33 per share, expiring on March 17, 2019. As of June 30, 2018, none of the warrants were exercised. The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity

Number of shares
Balance as of March 31, 2018	1,500,566
Settlements	–
Warrants issued	937,647
Balance as of June 30, 2018	2,438,213

15.	Tax Provision:

The Company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards. The Company had no tax provisions as of June 30, 2018 and December 31, 2017. The company had net income during the quarter ended June 30, 2018, however currently has an adequate net loss carryforward to cover any liability generated in the current quarter.

16.	Major Customers and Accounts Receivable:

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable. For the six months ended June 30, 2018, two customers accounted for 45% of sales, one with 13% and another with 32%. For the six months ended June 30, 2018, these same two customers accounted for 76% of accounts receivable, one with 16% and another with 60%. The Company is currently pursuing litigation against one of these customers to receive contractual amounts owed. See “Part II, Item 1, Legal Proceedings,” for further explanation.

17.	Subsequent Events:

Canada House Wellness Group Opportunity Update: On or about July 17, 2018 the Company entered into a Master License Agreement with Canada House Wellness Group, a Canadian business trading on the Canadian Securities Exchange (Symbol: CHV) for deployment of its Success Nutrients line as well as intellectual property in Canada. The initial payments for licensing totaled $4.65M (CAD) and is being paid to the Company in the form of cash ($1.15M) and Stock ($3.5M) in Canada House Wellness which will have a significant impact on the Company’s third quarter revenues (approximately $3.5M USD). The Company expects that his new partnership will generate significant revenues via fees related to its license agreement paid to the Company noting the license agreement’s initial duration is for 18 months with renewal rights.

While no assurances can be provided, the Company believes that the Canada House Wellness Group Team will be an excellent partner for deployment of its various goods and services as the Canadian Cannabis Marketplace evolves and likely experiences significant wholesale price pressures wherein the Company believes its efficient cultivation and operation methods will provide a distinct advantage to those operators this new venture services.

An example of this efficiency is clearly shown in the recent harvest yields of useable flower material of 150 plus grams per square foot related to one of the Company’s new Southern California Cultivation MAX clients. This level of performance is expected to provide the Company’s Client with five plus harvest cycles per year and represents a significant increase in normal productivity while generating high quality materials that are selling very well.

Acquisition Update: The Company has entered a binding term sheet for acquisition of a retail operator in Denver which it believes will provide its clients better access to both consumables as well as equipment on a competitive price basis. The Company expects its due diligence and integration planning to take six to eight weeks and once successfully completed, the acquisition will be consummated. This event is expected to take place during the 3rd quarter of operations of this year.

OTC QX Update: As already announced previously, the Company has initiated planning for application for QX status on the OTC Marketplace which it expects to complete by prior to the conclusion of its third quarter of operations of 2018.

Capital G Ltd Debt Update: The Company has recently entered negotiations with the Debtor to secure this obligation with additional collateral as well as undertaking consideration of an equity position in Capital G Ltd. as it recapitalized itself with a new investor group, receiving a $10,000 good faith payment at the end of the second quarter of FY 2018.

Client Default Update: The Company has recently entered into pursuit of one client for breach of contract, adding a significant value into its receivables for fees that had been accrued but not booked due to forbearance grants by the Company that were subsequently violated, causing the Company to increase its receivables accordingly. It has engaged legal counsel, to pursue this default issue and, while there are no assurances of a favorable outcome, management believes that a resolution in favor of the Company will be forthcoming. The Client continues to operate as of the date of this report.

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

As we evolve within the industry we expect to add additional new ‘plant touching’ services as well as work to secure ownership positions as we deem viable. These services will include active management of various Cannabis related operations and, as the Colorado political landscape evolves and allows for public company ownership of Cannabis related licenses, we expect to generate additional income from both new ‘plant touching’ services as well as consulting opportunities.

As announced in July of 2018, the Company is beginning to receive numerous inquiries related to master licensing of our products and intellectual property internationally, the first of which relates to Canada. This generated an initial licensing fee of approximately $3.5M USD and should generate ongoing fees once operational. While no specific assurances may be offered, we expect to continue to execute on such opportunities globally moving forward.

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 4880 Havana Street, Suite 201 South, Denver, Colorado 80239, telephone (303) 371-0387. Our website address is www.medicinemantechnologies.com.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2018 and 2017

During the three months ended June 30, 2018, we generated revenues of $1,417,687, including consulting/licensing fees of $287,062, Cultivation Max revenue of $723,698, reimbursement revenue of $20,099, product sales of $380,700 and other revenue of $6,128 as compared with the three months ended June 30, 2017, where we generated revenues of $882,353, of which $527,895 was related to consulting/licensing services, $352,158 was related to product sales and $2,300 was related to seminar and other revenues. In comparison to June 30, 2017, overall revenue increased during this three-month period over that of the prior year by 61% or $535,334.

Cost of goods and services, consists of expenses related to delivery of services and product procurement, was $380,396 during the three months ended June 30, 2018, compared to $272,001 during the comparable period in 2017. This increase was due to the increase in sales of goods and due to Cultivation Max operations.

Operating expenses during the three months ended June 30, 2018, were $884,119 consisting of professional fees of $250,076, salaries and bonuses of $505,218, advertising of $28,395, conference/travel expenses of $26,584 and general/administrative expense of $73,846. Overall, operating expenses during the three months ended June 30, 2018 decreased by $4,288,750 compared to operating expenses incurred during the three months ended June 30, 2017. This decrease in operating expenses during this three-month period was primarily attributable to stock-based compensation expense of $4,480,318 incurred during the three-month period ended June 30, 2017.

As a result, the Company generated net income of $181,692 during the three months ended June 30, 2018 (approximately $0.01 per share), compared to net loss of ($4,503,683) during the three months ended June 30, 2017 (approximately ($0.44) per share).

Comparison of Results of Operations for the six months ended June 30, 2018 and 2017

During the six months ended June 30, 2018, we generated revenues of $2,628,724, including consulting/licensing fees of $812,044, product sales of $840,034, cultivation max revenue of $916,244 with the balance of fees arising from our participation in cannabis seminars, expense reimbursements and others. In the six months ended June 30, 2017 the company generated revenue of $1,423,489 with $1,067,109 generated through consulting/licensing fees, $352,158 generated through the sale of products and $4,222 from seminars and others. From June 30, 2018 to June 30, 2017 we had an 85% increase in revenue. This increase was primarily due to Cultivation Max revenue and product sales, an overall increase of $1,205,235.

Cost of services, consisting of expenses related to delivery of services and product procurement, was $753,914 during the six months ended June 30, 2018, compared to $437,160 during the comparable period in 2017. This increase was largely driven by the addition of product procurement expenses, cultivation max and increases in wages for the period. Operating expenses during the six months ended June 30, 2018, were $1,703,611 of which included general and administrative expense of $247,350, professional fees of $480,591, $77,540 in advertising expenses, officers and director’s bonuses of $51,053, $721,220 in salary expense and $125,857 in conference/travel expense incurred during the six months ended June 30, 2018. From June 30, 2018 to June 30, 2017 we had a 68% decrease in operating expenses. This decrease was primarily due to stock-based compensation expense during 2017 of $4,480,318.

As a result, we generated net income of $207,116 during the six months ended June 30, 2018 (approximately $0.01 per share), compared to net loss of $(4,393,822) during the six months ended June 30, 2017 (approximately ($0.43) per share).

Liquidity and Capital Resources

At June 30, 2018, we had $849,223 in cash.

Net cash used from operating activities was $857,400 during the six-month period ended June 30, 2018, compared to cash used from operating activities of $347,617 for the similar period in 2017, an increase of $509,783. Most of this consumption is due to our evolving new service offerings as well as an increase in our receivables base due to the typical collection period of earnings related to Cultivation MAX services that requires a sales interval prior to payment of fees earned.

We are currently considering raising additional capital through the sale of our securities to support our growth beyond our existing organic means. Though not assured, it is expected that this additional cash infusion will meet our expansion and growth requirements until we will again start generating positive cash flow from operations. We view the profits generated in our 1st and second quarters of 2018 as an excellent start to our mission for overall profitability however, if we are unable to secure this financing, or generate profits from our operations in the future, or elect to expand our operations or otherwise require additional capital, we have no agreement in place with any investment banking firm, venture capital group or other financing source. there can be no assurances that we will be able to raise such capital equity on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018 and December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer and Chief Executive Officer. Based on this evaluation, our CFO and CEO have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We resolved our dispute with Heavy 16 LLC over the use of the term FIRE in labeling as well as identification of one of its products.

The Company has recently entered into pursuit of one client for breach of contract, adding a significant value into its receivables for fees that had been accrued but not booked due to forbearance grants by the Company that were subsequently violated, causing the Company to increase its receivables accordingly. It has engaged lead counsel to pursue this default issue and, while there are no assurances of a favorable outcome, management believes that a resolution in favor of the Company will be forthcoming. The Client continues to operate as of the date of this report.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, we sold 937,647 units, each unit consisting of one share of our common stock and one common stock purchase warrant exercisable to purchase one share of our Common Stock at an exercise price of $1.33 per warrant, to one private investor. The purchase price for each Unit was $1.0665 ($1,000,000 in the aggregate).

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended to issue the units and the securities included therein. We used the proceeds from this sale for working capital and to support other corporate initiatives.

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

Dated: August 8, 2018	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Brett Roper
Brett Roper, Chief Executive Officer

By: /s/ Jonathan Sandberg Jonathan Sandberg, Chief Financial Officer

