Form 10-Q
period 2018-09-30
Medicine Man Technologies, Inc.
filed 2018-11-08
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(303) 371-0387

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTCQX

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of November 8, 2018, the Registrant had 27,578,310 shares of Common Stock issued and outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	September 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$529,674	$748,715
Accounts receivable	1,009,170	461,343
Accounts receivable - related party	53,839	25,719
Litigation receivable	990,864	–
Short-term note receivable, net of allowance	188,550	191,111
Inventory	441,960	106,091
Other assets	34,582	42,819
Total current assets	3,248,639	1,575,798

Non-current assets
Fixed assets, net accumulated depreciation of $131,405 and $82,038	$84,493	$150,047
Intangible assets, net accumulated amortization of $12,275 and $7,388	82,825	87,712
Goodwill	12,304,306	9,304,306
Investment	5,260,840	–
Other non-current assets	26,317	14,500
Total non-current assets	17,758,781	9,556,565

Total assets	$21,007,420	$11,132,363

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$172,360	$123,251
Accounts payable - related party	53,000	155,177
Accrued expenses	47,684	–
Other liabilities	–	56,495
Total current liabilities	273,044	334,923

Long-term liabilities
Note payable - related party	$–	$58,280
Total long-term liabilities	–	58,280

Total liabilities	273,044	393,203

Commitments and contingencies, note 13
Shareholders’ equity
Common stock $0.001 par value. 90,000,000 authorized, 27,578,310 and 22,991,137 were issued and outstanding September 30, 2018 and December 31, 2017, respectively	$28,766	$23,113
Additional paid-in capital	20,283,174	13,997,441
Additional paid-in capital - Warrants	2,054,369	3,508,256
Accumulated other comprehensive (loss)	–	–
Retained earnings	(1,631,933)	(6,789,650)
Total shareholders' equity (deficit)	20,734,376	10,739,160

Total liabilities and stockholders’ equity	$21,007,420	$11,132,363

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Nine Months Ended September 30, 2018 and 2017

Expressed in U.S. Dollars

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating revenues
Product sales, net	$280,737	$278,495	$797,381	$506,900
Product sales - related party, net	143,761	61,768	425,499	184,711
Litigation revenue	180,000	–	1,015,154	–
Cultivation Max	88,933	–	304,090	–
Master licensing fees	3,518,322	–	3,518,322	–
Licensing fees	237,700	347,504	663,414	848,816
Consulting fees	163,147	238,480	486,747	805,086
Reimbursements	29,840	–	72,920	–
Services - related party	4,479	–	13,437	–
Seminars and others	244	2,017	4,279	6,239
Total revenue	4,647,163	928,264	7,301,243	2,351,752

Cost of goods and services
Cost of goods and services	$421,055	$282,894	$1,091,386	$694,018
Cost of goods and services - related party	38,225	14,291	121,808	40,327
Total cost of goods and services	459,280	297,185	1,213,194	734,345

Gross profit	$4,187,883	$631,079	$6,088,049	$1,617,407

Operating expenses
General and administrative	$170,117	$331,764	$417,467	$735,018
Professional services	177,103	144,796	657,694	384,278
Acquisition costs	–	42,600	–	141,301
Stock based compensation expenses	837,500	164,000	837,500	4,644,318
Officers and directors bonuses	145,104	90,823	196,157	90,823
Advertising	32,110	49,592	109,650	136,436
Conference and travel expenses	57,595	–	183,530	–
Salaries	423,347	127,250	1,144,567	220,365
Total operating expenses	$1,842,876	$950,825	$3,546,565	$6,352,539

Income from operations	$2,345,007	$(319,746)	$2,541,484	$(4,735,132)

Other income/expense
Interest (income)	$(7,562)	$(7,562)	$(22,439)	$(22,439)
Net loss on derivative liability	–	136,088	–	4,706
Interest expense related to convertible notes	–	22,636	–	66,965
Loss on sales of assets	–	–	4,316	–
Loss on management fee contracts	–	–	–	70,257
Net loss on available for sale securities	–	14,719	–	14,457
Unrealized (gain)/loss on investments	(2,598,110)	–	(2,598,110)	(219)
Total other expense	(2,605,672)	165,881	(2,616,233)	133,727

Net (loss) income	$4,950,679	$(485,627)	$5,157,717	$(4,868,859)

Earnings per share attributable to common shareholders:
Basic and diluted (loss)/earnings per share	$0.18	$(0.02)	$0.19	$(0.22)
Weighted average number of shares outstanding - basic and diluted	27,578,310	21,883,853	27,578,310	21,883,853

Other comprehensive (loss), net of tax
Net unrealized (loss) on available for sale securities	–	–	–	–
Total other comprehensive income (loss), net of tax	–	–	–	–

Comprehensive (loss) gain	$4,950,679	$(485,627)	$5,157,717	$(4,868,859)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and 2017

Expressed in U.S. Dollars

	2018	2017
Cash flows from operating activities
Net income for the period	$5,157,717	$(4,868,859)
Adjustments to reconcile net income to net cash provided by operating activities
Loss (gain) on investment, net	–	4,706
Stock based compensation	837,500	4,644,318
Depreciation and amortization	54,253	43,650
Changes in operating assets and liabilities
Proceeds from note receivable	2,561	(22,439)
Accounts receivable	(1,566,811)	(373,902)
Inventory	(335,869)	(87,685)
Other assets	(3,580)	(65,331)
Accounts payable and other liabilities	(61,879)	68,490
Net cash earned (used) from operating activities	4,083,892	(637,052)

Cash flows from investing activities
Sale of assets	16,187	(242,685)
Short term debt	(58,280)	–
Acquisition investment	–	233,357
Investment proceeds	(5,260,840)	–
AFS securities investment, net	–	4,305
Net cash earned from investing activities	(5,302,933)	(5,023)

Cash flows from financing activities
Sale of common stock	1,000,000	1,058,658
Cash raised by sale of convertible debt	–	179,777
Net cash earned from financing activities	1,000,000	1,238,435

Net decrease in cash and cash equivalents	(219,041)	576,360
Cash and cash equivalents - beginning of period	748,715	351,524
Cash and cash equivalents - end of period	$529,674	$927,884

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,2018

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

Cash Flows – During the quarters ending September 30, 2018 and 2017, the Company primarily used revenues from its operation supplemented by cash to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $529,674 and $748,715 classified as cash and cash equivalents as of September 30, 2018, and December 31, 2017, respectively.

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

The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payables and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of the Company’s debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us. The Company’s derivative liability was adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing and consulting revenues are recorded at the time the milestone result in the funds being due being achieved, services are delivered, and payment is reasonably assured. Licensing and consulting revenues are generally collected from 30 to 60 days after the invoice is sent. As of September 30, 2018, and December 31, 2017, the Company had accounts receivable of $2,053,873 and $487,062, respectively. The Company wrote off $0 of its accounts receivable in 2018. Due to the low volume of write offs, the Company uses the direct write off method versus having an allowance for uncollectible debts. The Company continues to accrue values for fees it would normally be earning during this quarter and as related to the ongoing legal action it initiated after the Client in question refused to pay fees due the Company in accordance with the Client acknowledged executed agreement. At September 30, 2018 the accounts receivable for this matter totals $990,864 and the revenue earned as of September 30, 2018 is $1,015,154. Further, the Company provided services to this Client for a period of thirteen months, agreeing conditionally to three modifications to forego certain revenue sharing payments in accordance with the agreement taking place in December of 2017, March of 2018, and May of 2018 which the Client subsequently violated.  In July of this year the Company secured legal counsel in Clark County Nevada to pursue this Client's default of payments as legally due the Company. (See Part II, Item 1, Legal Proceedings).

Short term note receivable: In July 2016, the Company executed a non-binding Term Sheet to acquire Capital G Ltd., an Ohio limited liability company and its three wholly owned subsidiary companies, Funk Sac LLC, Commodogy LLC, and OdorNo LLC. The agreement was subject to the Company’s due diligence as well as execution of definitive agreements. In January 2017, the parties agreed not to proceed with this transaction. As part of the term sheet the Company agreed to loan Capital G the principal balance of $250,000 pursuant to the terms of a convertible note which accrues interest at the rate of 12% per annum and which became due November 1, 2017. As of September 30, 2018, this note has not been repaid when it became due. The Company is currently in negotiations with Capital G about repayment terms. As of September 30, 2018, the Company has reserved 35% or $102,906 of this balance. The Company had $188,550 and $191,111 classified as short-term note receivable as of September 30, 2018, and December 31, 2017, respectively.

Other assets (current and non-current): Other assets at September 30, 2018, and December 31, 2017 were $60,899 and $57,319, respectively including $34,582 in prepaid expenses and $26,317 in two security deposits.

Accounts payable: Accounts payable at September 30, 2018, and December 31, 2017 were $225,360 and $278,428, respectively and were comprised of operating accounts payable for various professional services incurred during the ordinary course of business.

Accrued expenses and other liabilities: Accrued expenses and other liabilities at September 30, 2018, and December 31, 2017 were $47,684 and $56,495, respectively. At September 30, 2018, this was comprised of $23,688 in customer deposits and $23,996 in deferred rent expense.

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

Revenue recognition and related allowances: Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. Certain criteria are required to be met in order to recognize revenue. If these criteria are not met, then the associated revenue is deferred until it is met. When consideration is received in advance of the delivery of goods or services, a contract liability is recorded. Our revenue contracts are identified when accepted from customers and represent a single performance obligation to sell our products to a customer.

The Company has five main revenue streams, product sales, licensing and consulting, cultivation max, reimbursements, investment and others.

Revenue from cultivation max, licensing and consulting services is recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved.

Product Sales are recorded at the time that control of the products is transferred to customers. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to customers.

Revenue from seminar fees is related to one-day seminars and is recognized as earned at the completion of the seminar. The Company also recognizes expense reimbursement from clients as revenue for expenses incurred during certain jobs.

Licenses (Investment Income w/ CHV). Under ASC 606, licenses of IP must be analyzed to determine whether they provide: (a) a right to access the entity’s IP (in which case revenue is recognized over time) or (b) a right to use the entity’s IP (in which case revenue is recognized at a point in time). This analysis depends on whether the IP subject to the license has significant standalone functionality. If the IP has significant standalone functionality (e.g., software), it is considered functional IP, and a license for functional IP is a right to use the IP for which revenue is recognized at a point in time under ASC 606, unless certain narrowly-focused criteria are met. If the IP does not have significant standalone functionality (e.g., a trade name), it is considered symbolic, and a license for symbolic IP is a right to access the IP for which revenue is recognized over time under ASC 606. While there are some industry-specific revenue recognition models in legacy GAAP that provide guidance on how to account for licenses and rights to use specific types of IP (e.g., software, motion pictures, franchises), these models are very different from the model in ASC 606.

The revenues generated relative to the licensing agreement entered into with CHV relate to that company's right to not only access but use with our support over the duration all of our related IP as well as Success Nutrient's formulations to deliver to the Canadian marketplace. We also will receive revenues related to licensing and sales of our IP over the duration of the agreement which provides for ongoing income, aside from the payments made in July in the form of stock and cash.

The Company notes no change in our pattern of revenue recognition due to the adoption of FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”. The Company believes that the revenue recognition related to our consulting, licensing and product sales are consistent with our current practice.

Costs of Goods and Services Sold – Costs of goods and services sold are comprised of related expenses incurred while supporting the implementation and sales of Company’s products and services.

General & Administrative Expenses – General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s services.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $109,650 and $136,436 during the nine-month periods ended September 30, 2018 and 2017, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the Company’s stock being traded the Company used the most recent valuation. The Company recognized $837,500 in expenses for stock-based compensation to employees and consultants during the nine months ended September 30, 2018.

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

Management fee contracts: In February 2017, the Company entered into a Merger Agreement with Pono Publications Ltd. (“Pono”), as well as a Share Exchange Agreement with Success Nutrients, Inc. (“SN”), each a Colorado corporation, in order to facilitate the acquisition of both of these entities. The ratification of the acquisition of these companies requires the approval of the holders of a majority of the Company’s shareholders, which was approved at the Company’s annual shareholder meeting held in May 2017. The relevant agreements provide that the effective date for accounting purposes would be April 1, 2017. Success Nutrients became a wholly owned subsidiary of Medicine Man Technologies, Inc. and the business conducted by Pono was incorporated into a newly formed wholly owned subsidiary, Medicine Man Consulting, Inc., which is also where the Company conducts its consulting service business.

In March 2017, the Company integrated Pono Publications and Success Nutrients into its operations including a lease for approximately 10,000 square feet of space located at 6660 East 47th Street, Denver, CO 80216. This integration also included four (4) full time team members as well as several independent contractors. From April 1, 2017 to September 30, 2017, the Company has agreed to manage the acquirees through a management fee agreement whereby all cash collected was recognized as other income and all cash expenses were direct costs of the project. As of September 30, 2017, the management contract resulted in cash collections of approximately $100,000 and cash expenditures of approximately $170,000 resulting in a net loss of $70,257 which was presented on a net basis as a loss in the other income portion of the Company’s income statement. As of April 1, 2017, the Company’s consolidated financial statements included these two entities.

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

FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” – In May 2016, the FASB issued 2016-11, which clarifies guidance on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position

FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15. Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU will not have a significant impact on our statement of cash flows.

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-1. The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years. Adoption of this ASU is not expected to have a significant impact on our consolidated results of operations, cash flows and financial position

4.	Stockholders’ Equity:

At June 30, 2018, the Company had 25,019,981 Common Shares outstanding.

During the three months ended September 30, 2018, the Company issued 1,933,329 shares of its Common Stock as part of the consideration in acquiring Two JS LLC.

During the three months ended September 30, 2018, the Company issued 625,000 shares of its Common Stock to employees. These shares were valued at $1.34 per share, the closing price of the Company’s Common Stock on the day the shares were issued.

At September 30, 2018, the Company had 27,578,310 Common Shares issued and outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	September 30, 2018	December 31, 2017
Furnitures & Fixtures	$98,394	$107,945
Marketing Display	36,900	36,900
Vehicles	–	6,000
Office Equipment	80,604	81,240
	$215,898	$232,085
Less: Accumulated Depreciation	(131,405)	(82,038)
	$84,493	$150,047

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture & Fixtures	3 years
Marketing Display	3 years
Vehicles	3 years
Office Equipment	3 years

Depreciation expense for the nine-month periods ending September 30, 2018 and 2017 was $56,275 and $40,659 respectively.

6.	Intangible Asset:

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

During 2017, the Company incurred an intangible asset due to the development of the product’s nutrient recipe. The nutrient recipe development was a one-time fee, paid to the Company’s developer. The intellectual property is amortized over a 15-year economic life of the asset. The economic life of the asset is shorter than the indefinite life considered the legal life of the assets so 15 years is deemed the economic life of the asset.

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

	September 30, 2018	December 31, 2017
License Agreement	$5,300	$5,300
Product License and Registration	57,300	57,300
Trade Secret - IP	32,500	32,500
	$95,100	$95,100
Less: Accumulated Amortization	(12,275)	(7,388)
	$82,825	$87,712

Amortization expense for the nine-month periods ending September 30, 2018 and 2017 was $4,886 and $2,991, respectively.

7.	Convertible Notes and Derivative Liability:

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

During the last three months of 2017, all outstanding convertible note holders either converted their notes or the Company paid monies owed in full. The liability at September 30, 2018 is $0.

8.	Related Party Transactions:

As of September 30, 2018, the Company had six related parties, Brett Roper, Future Vision dba Medicine Man Denver, Med Pharm Holdings, Med Pharm Iowa, De Best Inc. and Super Farm LLC. One of the Officers of the Company, Joshua Haupt, currently owns 20% of both De Best and Super Farm. Additionally, one of the Directors of the Company, Andy Williams, currently owns 38% of Future Vision dba Medicine Man Denver. Andy Williams also owns 10% of Med Pharm Holdings and 3% of Med Pharm Iowa. Brett Roper is the Chief Executive Officer of the Company.

As of September 30, 2018, the Company had net sales from Super Farm LLC totaling $202,613 and $67,560 in net sales from De Best Inc. The Company gives a larger discount on nutrient sales to related parties than non-related parties. As of September 30, 2018, the Company had accounts receivable balance with Super Farm LLC totaling $21,400 and $6,515 accounts receivable from De Best Inc. As of September 30, 2018, the company had an accounts payable balance to Brett Roper in the amount of $53,000.

As of September 30, 2018, the Company had sales from Future Vision dba Medicine Man Denver totaling $137,552, and an accounts receivable balance of $20,658. As of September 30, 2018, the Company had an accounts receivable balance owed from Future Vision totaling $4,479. As of September 30, 2018, the Company had sales from Med Pharm Iowa totaling $62,191 and $23,020 in sales from Med Pharm Holdings. The Company had an accounts receivable balance owed from Med Pharm Iowa totaling $1,713 and $3,552 owed from Med Pharm Holdings.

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

On July 21, 2017, the Company issued 2,258,065 shares of its Common Stock for 100% ownership of Denver Consulting Group (“DCG”). The Company utilized purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in $3,003,226 of Goodwill. The ASC at 350-20-35-3A directs that “An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill”. The Company obtained an independent valuation of the DCG on September 27, 2017. The fair market value on September 27, 2017 of DCG was $3,650,000, thus creating a fair market value greater than the carrying value of Goodwill. The ASC at 350-20-35-3D directs that “If an entity determines that it is not more likely that the fair value of a reporting unit is less than its carrying amount, then Goodwill impairment is unnecessary.” As of December 31, 2017, the Company determined that no impairment is necessary given the recent valuations and no change in qualitative factors.

On September 17, 2018, we closed the acquisition of Two JS LLC, dba The Big Tomato, a Colorado limited liability company. (“Big T” or “Big Tomato”). The Company issued an aggregate of 1,933,329 shares of its common stock for 100% ownership of Big Tomato. The Company utilized purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in the Company valuing the investment as $3,000,000 of Goodwill. At September 17, 2018, the Company’s per share value of Common Stock was $1.55. There is no requirement for Big Tomato to have independent audited financial statement for the prior two fiscal years and any interim periods because the aggregate value of the acquisition is less than 20% of the Company’s current assets.

Big Tomato Balance Sheet

	Book/Fair Value		Book/Fair Value
Assets		Liabilities
Inventory	291,000	Accounts payable	272,266
Other assets	4,950	Customer Deposits	23,684
	295,950		295,950

Purchase Price (1,933,329*1.5517)
3,000,000
Less: BV of Assets	(295,950)
Add: BV of Liabilities	295,950
Goodwill	3,000,000

As of September 30, 2018, the Company’s Goodwill has a balance of $12,304,306. This amount consisted of $3,003,226 from the DCG acquisition, $6,301,080 from the Pono and Success acquisition and $3,000,000 from the Big Tomato acquisition. As of September 30, 2018, no impairment is necessary.

10.	Licensing agreement with Canada House Wellness Group Inc. (CSE: CHV):

On July 17, 2018, Medicine Man Technologies Inc. announced an exclusive licensing agreement with Canada House Wellness Group Inc. (CSE: CHV) (“Canada House”), through its wholly owned subsidiary Abba Medix Corp., for deployment of its intellectual property and product lines (Three a Light ®, Success Nutrients ®, General Intellectual Property) into the Canadian marketplace. The licensing agreement calls for an initial payment of $4.65M (CAD) in the form of cash and stock for licensing of Medicine Man Technologies intellectual property, product lines, and assignment of an existing Cultivation MAX agreement to Canada House. Medicine Man Technologies will also be entitled to revenue-based fees related to this deployment over the duration of the license agreement and will be assisting Canada House’s marketing efforts. This is a level 1 investment.

As of September 30, 2018, the Company recognized a gain on investment of $2,598,110 and initial revenue of $3,518,322 due to this transaction. It should be noted that this gain (or any future gain/loss) is based upon common stock ownership and in consideration of the closing requirements for valuation related to each quarter, this position may vary widely and that the Company has no control position, authority, or other relationship over CHV other than Mt. Roper’s current service as a member of CHV’s Advisory Board. Further, this new master license agreement supersedes an existing services agreement that was nullified as the result of this new licensing agreement.

11.	Net Income (Loss) per Share:

In accordance with ASC Topic 280 – “Earnings per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's quarterly earnings for the period ended September 30, 2018 and 2017 basic and diluted earnings per share $.19 and ($.22) respectively.

12.	Inventory:

As of September 30, 2018, and December 31, 2017, the Company had $441,960 and $106,091 of finished goods inventory, respectively. The Company only has finished goods within inventory because it does not produce any of its products. All inventory is produced by a third party. The inventory valuation method that the Company uses is the FIFO method. During 2018 and 2017, the Company had $0 obsolescence within its inventory.

13.	Note Payable:

As of September 30, 2018, and December 31, 2017, the Company had a note payable balance of $0 and $58,280, respectively. The note payable is a balance that is due to an officer of the Company, Joshua Haupt. This note was fully repaid in the 1st quarter of FY 2018.

14.	Commitments and Concentrations:

Office Lease (Medicine Man Technologies) – Denver, Colorado – The Company entered into a lease for office space at 4880 Havana Street, Suite 201, Denver, Colorado 80011. The lease period started March 1, 2017 and will terminate February 29, 2020, resulting in the following future commitments:

2018 fiscal year	$39,000
2019 fiscal year	171,000
2020 fiscal year	29,000

Office Lease (Big Tomato) – Denver, Colorado – The Company entered into a lease for office space at 695 Billings St, Suite A-F, Aurora, Colorado 80011. The lease period started July 1, 2017 and will terminate June 30, 2020, resulting in the following future commitments:

2018 fiscal year	$19,452
2019 fiscal year	77,808
2020 fiscal year	38,904

The Company notes that this lease is accelerated and the deferred rent expense at September 30, 2018 is $23,996. This amount is booked in “Accrued expenses” and is noted above in “Note 1.”

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

During the quarter ended June 30, 2018, the Company issued 937,647 common stock purchase warrants under the private offering with an exercise price of $1.33 per share, expiring on March 17, 2019. As of September 30, 2018, none of the warrants were exercised. The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the quarter ended September 30, 2018, the Company did not issue any common stock purchase warrants.

Number of shares
Balance as of June 30, 2018	2,438,213
Settlements	–
Warrants issued	–
Balance as of September 30, 2018	2,438,213

16.	Tax Provision:

The Company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards. The Company had no tax provisions as of September 30, 2018 and December 31, 2017. The company had net income during the quarter ended September 30, 2018, however currently has an adequate net loss carryforward to cover any liability generated in the current quarter.

17.	Major Customers and Accounts Receivable:

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable. For the nine months ended September 30, 2018, two customers accounted for 74% of revenue, one with 60% and another with 14%. For the nine months ended September 30, 2018, three customers accounted for 76% of accounts receivable, one with 14%, one with 21% and another with 60%. The Company is currently pursuing litigation against one of these customers to receive contractual amounts owed. See “Part II, Item 1, Legal Proceedings” for further explanation.

18.	Subsequent Events:

The Company also notes that $427,287 of the receivables as noted in this report were related to a second required payment of the cash portion as required under the Master License Agreement with Canada House Wellness (CSE:CHV). That value was paid in in full subsequent to the end of this reporting period in accordance with our agreement.

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

As previously announced, the Company has already begun to take certain equity positions within Client businesses for which it was materially helpful in assisting the Client secure a license to operate within a given jurisdiction.  Moving into 2019, the Company expects to further these efforts significantly, assuming both substantial equity as well as operating responsibilities for various locations in the US as well as Canada through its partner, Canada House Wellness Group, Inc. (CSE: CHV).

We have never been subject to any bankruptcy proceeding. Our executive offices are located at 4880 Havana Street, Suite 201 South, Denver, Colorado 80239, telephone (303) 371-0387. Our website address is www.medicinemantechnologies.com.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2018 and 2017

During the three months ended September 30, 2018, we generated revenues of $4,647,163, including consulting/licensing fees of $400,847, Cultivation Max revenue of $88,933, litigation revenue of $180,000, reimbursement revenue of $29,840, product sales of $424,498 (of the product sales total, $349,582 is sales of Success Nutrients and $74,916 relates to Big Tomato operations as associated with a partial month’s sales earned in September), investment income of $3,518,322 and other revenue of $4,724 as compared with the three months ended September 30, 2017, where we generated revenues of $928,264, of which $585,984 was related to consulting/licensing services, $340,263 was related to product sales and $2,017 was related to seminar and other revenues. In comparison to September 30, 2017, overall revenue increased during this three-month period over that of the prior year by 400% or $3,718,899.

Cost of goods and services, consists of expenses related to delivery of services and product procurement, was $459,280 during the three months ended September 30, 2018, compared to $297,185 during the comparable period in 2017. This increase was due to the increase in sales of goods and due to Cultivation Max operations, consolidation of Big Tomato and licensing revenue.

Operating expenses during the three months ended September 30, 2018, were $1,842,876 consisting of professional fees of $177,103, salaries and bonuses of $568,451, advertising of $32,110, conference/travel expenses of $57,595, general/administrative expense of $170,117 and stock-based compensation of $837,500. Overall, operating expenses during the three months ended September 30, 2018 increased by $854,551 compared to operating expenses incurred during the three months ended September 30, 2017. This increase in operating expenses during this three-month period was primarily attributable to stock-based compensation expense of $837,500 and salaries of $423,347 incurred during the three-month period ended September 30, 2018.

Other (income) and expenses, was ($2,605,672) during the three months ended September 30, 2018, compared to $165,881 during the comparable period in 2017. This increase was primarily due to the Company’s unrealized gain on investment income of $2,598,110 and as related to its CHV common stock holdings.

As a result, the Company generated net income of $4,950,679 during the three months ended September 30, 2018 (approximately $0.18 per share), compared to net loss of ($485,627) during the three months ended September 30, 2017 (approximately ($0.02) per share).

Comparison of Results of Operations for the nine months ended September 30, 2018 and 2017

During the nine months ended September 30, 2018, we generated revenues of $7,301,243, including consulting/licensing fees of $1,150,161, product sales of $1,222,880 (of the product sales total, $1,147,864 is sales of Success Nutrients and $74,916 relates to Big Tomato), cultivation max revenue of $304,090, litigation revenue of $1,015,154, investment income of $3,518,322 with the balance of fees arising from our participation in cannabis seminars, expense reimbursements and others. In the nine months ended September 30, 2017 the company generated revenue of $2,351,752 with $1,653,902 generated through consulting/licensing fees, $691,611 generated through the sale of products and $6,239 from seminars and others. This resulted in a 210% increase in revenue an overall increase of $4,949,491. This increase was primarily due to Cultivation Max revenue, Investment income and product sales.

Cost of services, consisting of expenses related to delivery of services and product procurement, was $1,213,194 during the nine months ended September 30, 2018, compared to $734,345 during the comparable period in 2017. This increase was largely driven by the addition of product procurement expenses, cultivation max, travel expenses and increases in wages for the period. Operating expenses during the nine months ended September 30, 2018, were $3,546,565 of which included general and administrative expense of $417,467, professional fees of $657,694, stock comp. expense of $837,500, $109,650 in advertising expenses, officers and director’s bonuses of $196,157, $1,144,567 in salary expense and $183,530 in conference/travel expense incurred during the nine months ended September 30, 2018. From September 30, 2018 to September 30, 2017 we had a 44% decrease in operating expenses. This decrease was primarily due to stock-based compensation expense during 2017 of $4,644,318.

Other (income) and expenses, was ($2,616,233) during the nine months ended September 30, 2018, compared to $133,727 during the comparable period in 2017. This increase was primarily due to the Company’s unrealized gain on investment income of $2,598,110.

As a result, we generated net income of $5,157,717 during the nine months ended September 30, 2018 (approximately $0.19 per share), compared to net loss of $(4,868,859) during the nine months ended September 30, 2017 (approximately ($0.22) per share).

Liquidity and Capital Resources

At September 30, 2018, we had $529,674 in cash.

Net cash earned from operating activities was $4,083,892 during the nine-month period ended September 30, 2018, compared to cash used from operating activities of $637,052 for the similar period in 2017, an increase of $4,720,944. Most of this consumption is due to our evolving new service offerings as well as an increase in our receivables base due to the typical collection period of earnings related to Cultivation MAX services that requires a sales interval prior to payment of fees earned.

The Company acknowledges that it will need to raise additional capital in the near future to fund its non-organic growth as well as expansion including 1) the hiring and training of additional deployment related team members, 2) continued development of our back of the house operational support team and technology, 3) expansion of our investor relationship and message management strategies, 4) the hiring and training of a new CEO, noting Mr. Brett Roper will remain with the Company as well as a Member of the Board of Directors, focusing primarily on business and corporate development as already disclosed, 5) creation of our next step related to our evolution of general business development strategies including road show and other related elements, 6) direct investment and partnership opportunities wherein our skills as well as culture provide for strong economic advantages for the Company as well as any Partners we may choose to align with, and 7) for general corporate purposes. As the Company was just recently elevated to OTCQX status, it will also begin to explore other international listing as well as funding opportunities moving forward.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018 and December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer and Chief Executive Officer. Based on this evaluation, our CFO and CEO have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has recently entered into pursuit of one client for breach of contract, adding a significant value into its receivables for fees that had been accrued but not booked due to forbearance grants by the Company that were subsequently violated, causing the Company to increase its receivables accordingly. It has engaged legal counsel to pursue this default issue and while there are no assurances of a favorable outcome, management believes that a resolution in favor of the company will be forthcoming. The Client continues to operate as of the date of this report.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, we issued 1,933,329 shares of our Common Stock as part of the consideration paid to acquire Two JS LLC. Aka The Big Tomato.

Also, during the three months ended September 30, 2018, the Company issued an aggregate of 625,000 shares of our Common Stock to employees of our Company.

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended to issue these shares. We did not receive any proceeds from the issuances of these shares.

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

Dated: November 8, 2018	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Brett Roper
Brett Roper, Chief Executive Officer

By: /s/ Jonathan Sandberg Jonathan Sandberg, Chief Financial Officer

