Form 10-K
period 2018-12-31
Medicine Man Technologies, Inc.
filed 2019-04-16
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-55450

MEDICINE MAN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5289499
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4880 Havana Street

Suite 201

Denver, Colorado 80239

(Address of principal executive offices)

(303) 371-0387

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $34,919,384 as of June 30, 2018, based upon the closing price on the OTC Markets, Inc. reported for such date.

The number of the registrant’s shares of common stock of the registrant was 27,953,848 as of April 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for our 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

ITEM 1. BUSINESS

History

History

Medicine Man Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated on March 20, 2014, in the State of Nevada. On May 1, 2014, we entered into a non-exclusive Technology License Agreement with Futurevision, Inc., fka Medicine Man Production Corp., dba Medicine Man Denver (hereinafter, “Medicine Man Denver”) pursuant to which Medicine Man Denver granted us a license to use all of their proprietary processes that they had developed, implemented and practiced at their cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “License Agreement”) in consideration for the issuance of 5,331,000 shares of our Common Stock. We accounted for this license in accordance with ASC 350-30-30 “Intangibles - Goodwill and Other” by recognizing the fair value of the amount paid by us for the asset at the time of purchase. Since we had a limited operating history, management elected to use the par value of our Common Stock as the value recognized for the transaction. Since the term of the License Agreement is ten (10) years, the cost of the asset will be recognized on a straight-line basis over the life of the License Agreement. In addition, we will evaluate the intangible asset for impairment every quarter. Medicine Man Denver is owned by some of our affiliates. See “Part II, Item 8, Financial Statements and Supplementary Data” and “Part III, Item 13, Certain Relationships and Related Transactions.”

Acquisition of Pono Publications, Ltd., Success Nutrients, Inc. and Associated Intellectual Property

On February 27, 2017, we entered into a Merger Agreement with Pono Publications Ltd., as well as a Share Exchange Agreement with Success Nutrients, Inc., each a Colorado corporation, in order to facilitate our acquisition of both of these entities, which were owned by Joshua_Haupt, who currently serves as one of our directors.

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

On June 3, 2017, the Company issued 7,000,000 shares of Common Stock to the owner in consideration for the acquisition of Success Nutrients and Pono Publications.

Acquisition of the Denver Consulting Group, Inc.

In May 2017 we entered into a Binding Term Agreement for the acquisition of Denver Consulting Group, Inc., an industry consultant located in Denver, Colorado.

On or about July 26, 2017, we completed the acquisition and issued 2,258,065 shares of our Common Stock in consideration for the acquisition of Denver Consulting Group.

Acquisition of the Big Tomato, LLC

On September 20, 2018, we closed the acquisition of Two JS LLC, dba The Big Tomato, a Colorado limited liability company. (“Big T” or “Big Tomato”). The effective date of this acquisition was September 17, 2018.

To acquire The Big Tomato we issued an aggregate of 1,933,329 shares of our common stock to the Big T members in exchange for 100% of their issued and outstanding member interests, representing approximately 7% of our issued and outstanding stock following the closing. We also paid approximately $307,000 for inventory in cash, including the assumption of approximately $250,000 in inventory account payable.

The transaction was undertaken as a reverse triangular merger, wherein we formed a wholly owned subsidiary company, which merged with and into Big T. As a result, Big T is now a wholly owned subsidiary of our Company. The transaction did not result in a change in our current management.

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

GROUP 1 –Consulting and Licensing Services

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

New State Application Process Support Services

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

We have experience working within both competitive and non-competitive application environments. We have had clients in eighteen states, including: Colorado, Nevada, Illinois, New York, Maryland, Hawaii, Pennsylvania and Puerto Rico. As each state handles the process differently, we believe we bring a wealth of knowledge and experience in working through an application. We engage in an "on the ground" approach – ensuring clients receive support when it matters most. As a result, our clients have successfully filed winning cultivation and dispensary applications across several states.

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

Three-A-Light Publication (Home Version)

Pono was incorporated in the State of Colorado on February 16, 2015. It is the holder of all intellectual property rights relating to the cannabis cultivation of full-scale commercial grow operations utilized and proposed to be utilized by our current and future clients. No patents have been filed to protect the various methods and expertise utilized for these commercial grows due to the federal prohibition on cannabis.

“Three-A-Light” is a tutorial for how to grow cannabis plants for the individual grower growing for his own benefit or caregiver growing for their patients in a limited way. The book has been sold on Amazon at a price of $500 per copy. To date, roughly 1,900 books have been sold or provided to our clients.

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

GROUP 2 – Nutrients and other Products

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

The Big Tomato Hydroponics Retail

Two JS LLC, dba The Big Tomato operates a retail location in Aurora, CO. It has been a leading supplier of hydroponics & indoor gardening supplies in Denver, Colorado and the surrounding communities since May 2001. It has established a reputation as a store that is fully stocked, has great pricing and has a very knowledgeable staff. It has continued to provide thousands of indoor gardeners and commercial growers with top quality hydroponic supplies at the best prices. The store maintains an extremely large inventory of hydroponic and gardening supplies. Big Tomato’s new website, TheBigTomato.com was created for the discriminating indoor gardener who is looking for reliable gardening help and customer service while at the same time enjoying the great savings on the products they want to purchase. The website is supported by the company’s brick-and-mortar store located in Aurora, Colorado. Every sales staff member is an experienced grower that is trained to service customers and answer any questions. Products include indoor gardening products, grow boxes, grow lights, hydroponic systems, ballasts, bulbs, nutrients and additives, and other high-end hydroponic items.

By acquiring this business division, the company expects it will be able to increase the lifetime value of each consulting company significantly. In addition, to providing consulting to our client base we will be able to not only sell them nutrient products but also many of the other items needed to operate their grow to our specifications.

GROUP 3 – Direct Cannabis Operations

On January 10, 2019 the company announced that it would be moving into direct plant touching operations as the laws in Colorado change to allow these acquisitions to take place. It is expected that a significant portion of the company’s growth in the coming years will be derived from these operations. There were no revenues generated from this operation.

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

Ultimately, our intent is to become both a nationally (mid-term goal) and internationally (longer term goal) recognized cannabis consulting company as well as a fully vertically integrated multistate cannabis operator.

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

Recently the Company agreed to support the possible deployment of certain new regulations in Colorado related to public company holding of Cannabis related licenses. To this end we have engaged several various resources for support of this initiative and expect that any final resolution of passage of this legislation (HB 19-1090) to occur no later than May of 2019. Should this initiative be successful we expect to explore several opportunities within Colorado for potential alignment, acquisition, consulting services, or other options related to our potential for growth in the future. There are no assurances this legislation will be adopted.

In January 2019 the company entered into a letter of intent to acquire business assets that are partially owned by the Williams family, as disclosed in prior filings pending HB 19-1090 being passed, while there can be no assurances that any particular piece of legislation will pass the Company is hopeful that this acquisition will proceed.

GOVERNMENT REGULATIONS

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states where the use of marijuana has been legalized, its use remains a violation of federal laws. Those federal prohibitions not withstanding there are a number of US marijuana companies listed on by the OTC Market, e.g. Terra Tech Corp. symbol TRTC.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

As of the date of this report, 33 states allow their citizens to use Medical Marijuana, with Utah and Missouri being the most recent states to add medical regulation. Additionally, voters in the states of Colorado, Washington, Alaska, Oregon, California, Nevada, Maine, Massachusetts, Vermont, Michigan, and the District of Columbia have all approved legalization of cannabis for adult use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. If the federal government decides to enforce the Controlled Substances Act with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the federal government’s enforcement of current federal laws will cause significant financial damage to us.

Globally 31 countries allow the use of medical marijuana and two of those countries have fully legalized marijuana, Canada and Uruguay. Global opening of marijuana markets is trending globally.

In a Forbes article, United States Secretary of the Treasury, Steven Mnuchin, testified stating, “…Mnuchin confirmed that the department is "reviewing the existing guidance." But he clarified that he doesn't want to rescind it without having an alternate policy in place to address public safety concerns. A link to the article is below.

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

Since the use of marijuana is illegal under federal law, federally chartered banks must follow the FINCEN guidelines when baking the marijuana industry companies. This adds risk and expense for the banks that most are unwilling to bare. Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business. The difficulty opening bank accounts may make it difficult for our clients and MMT to operate. MMT currently has bank accounts with banks that do follow the FINCEN guidelines and we anticipate this banking relationship to continue. There does appears to be recent legislative movement at the Federal level to open banking further for the marijuana industry. The House Financial Services Committee recently voted 45 to 15 to advance legislation titled, “SAFE Banking Act” (https://www.govtrack.us/congress/bills/116/hr1595), to the full House body. If signed into law, the “Safe Banking Act” will create protections for depository institutions that provide financial services to cannabis-related legitimate businesses and service providers for such businesses, and for other purposes.

Of broader reach than the SAFE Banking Act, on April 4, 2019, a bipartisan team of legislators re-introduced companion versions of the Strengthening the Tenth Amendment Through Entrusting States Act (the “STATES Act”) (https://www.congress.gov/bill/115th-congress/senate-bill/3032/all-info) in both the Senate and the House. The STATES Act would amend the Controlled Substances Act (the “CSA”) to restrict federal enforcement against state-legal cannabis activity. In particular, the bill prevents the application of the Controlled Substances Act to individuals or companies acting in compliance with state law relating to the manufacture, production, possession, distribution, dispensation, administration, or delivery of marijuana. In addition, the law would prevent forfeiture of any assets derived from state-legal marijuana business and would exempt state-legal marijuana business from the definition of “specified proceeds of illegal activity” under the money laundering laws. In announcing the bill, Rep. David Joyce said that “current federal policy interferes with the ability of states to implement their own cannabis laws, and the resulting system has stifled important medical research, hurt legitimate businesses and diverted critical law enforcement resources needed elsewhere.” The STATES Act was introduced in Congress in 2018, and President Trump commented that he would “probably end up supporting that” despite the well-known opposition of his then-Attorney General Jeff Sessions. The STATES Act would be a significant step toward eliminating the issues posed by dueling federal and state law with regard to cannabis. Not only does the STATES Act provide that the CSA is inapplicable to state-legal cannabis activities, it would make clear that federal money laundering and asset forfeiture laws are inapplicable to funds derived from state-legal cannabis activities. If enacted, this law would go further than any other bill introduced to date, including the SAFE Act, to remove the significant hurdles that exist for state-compliant businesses and individuals to expand their cannabis businesses.

Although cultivation and distribution of marijuana for medical use is permitted in many states, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plan and could expose us and our management to potential criminal liability and subject their properties to civil forfeiture. Though the cultivation and distribution of marijuana remains illegal under federal law, the House Appropriations Committee approved, by a bipartisan voice vote, an amendment by Rep. David Joyce, an Ohio Republican and former prosecutor, to attach the medical marijuana protections to the FY2019 Commerce, Justice and Science appropriations bill. The provision – previously called the Rohrabacher-Blumenauer Amendment and, before that, Rohrabacher-Farr – prohibits the Justice Department from using funds to interfere with state medical marijuana programs or to prosecute MMJ businesses compliant with those state laws.

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

Over the past three years, MMT has supported legislation in Colorado to allow licensed cannabis companies in Colorado to trade their securities, provided they are reporting companies under the Securities Exchange Act of 1934, as amended. HB19-1090 (https://leg.colorado.gov/bills/hb19-1090) titled, “Publicly Licensed Marijuana Companies” is currently under consideration in the Colorado legislature. The bill, if signed into law, repeals the provision that prohibits publicly traded corporations from holding a marijuana license in Colorado. MMT has taken action to help to lead and support this bill. We expect a decision to occur on this legislation by the beginning of May 2019. Should this legislation be adopted we intend to acquire cannabis licensed companies within Colorado, provide to them consulting services, and/or other opportunities. There are no assurances this legislation will be adopted.

EMPLOYEES

As of the date of this report, we employ twenty-five (25) full time employees and a number of specialty contractors providing support for various elements including media, marketing, state registration of nutrient products, website evolution and new app development.

None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our employees to be good.

COMPETITION

We face competition from an ever-increasing number of consulting service providers in the cannabis industry. We currently known professionally of at least twenty plus such providers in this space, not including law firms and other professional entities. We are continually monitoring their progress and presence in the industry while working to continue to demonstrate our unique licensing offering.

There are many sources of competitive influencers, one such aggregator of such lists, Marijuana Business Daily, shows about 620 various consultants in the industry within the United States (https://industrydirectory.mjbizdaily.com/consultant-services).

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

In November 2018, the addition of eight (3) new states passing either a medical or adult use initiative pushes the number of states having active cannabis-based legislation up to thirty-three (33) and District of Columbia noting ten (10) of these states now include adult use components.

While there have been many observations and prognostications relative to the recent elections, there has been no specific laws passed by the federal government to change the federal prohibition of marijuana.

In Colorado the state has continued to set new sales growth-related records, generating about $1.54B in gross sales in FY 2018; up from the $1.51B recorded in FY 2017 noting much of those sales were related to adult use and the robust tourist industry. It is noteworthy that these record sales occurred in a marketplace where the overall wholesale price market has experienced a significant drop off since the initiation of adult sales in early 2014. Wholesale flower has dropped from a high in early 2014 of $4,000+ a pound to approximately $1,000 a pound (indoor, 2018).

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

Our Website

Our website address is www.medicinemantechnologies.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our Havana Street, Denver, Colorado location consists of 12,097 square feet of executive office space. The lease term is 36 months and expires in February 2020. Until February 28, 2019, we paid monthly rent of $13,000. The Lease provides for monthly rent of $14,500 from March 1, 2019 through February 29, 2020. We also pay our percentage of base operating expenses.

Our supply store/warehouse location is party to a lease at 695 Billings St. Aurora, CO, which consists of approximately 12,800 sq. ft. of office and warehouse space. Monthly base rent for this location is currently $9,559.59, running through June 30, 2020.

It is anticipated that our current leases shall be sufficient for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On July 6, 2018, we filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers ("VVG"). Within the complaint, the Company alleges the breach by VVG of that certain Technologies License Agreement dated April 27, 2017 entered into between the parties and seeks general, special, and punitive damages in the amount of $3,876,850.14. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. A jury trial has been set for July 1, 2019. MMT intends to diligently pursue the suit and defend against the Counterclaim.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Trading of our Common Stock commenced on the OTCQB on or about January 25, 2016. On or about October 5, 2018, our common stock commenced trading on the OTCQX and currently trades under the symbol “MDCL.”

The table below sets forth the reported high and low bid prices as of the dates indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low
March 31, 2017	$2.99	$1.65
June 30, 2017	$2.05	$1.26
September 31, 2017	$1.51	$0.92
December 31, 2017	$2.54	$1.55
March 31, 2018	$1.75	$1.70
June 30, 2018	$1.65	$1.42
September 31, 2018	$1.67	$1.60
December 31, 2018	$1.40	$1.24

As of April 15, 2019, the closing bid price of our Common Stock was $3.02.

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

Holders

As of April 15, 2019, we had 7,012 holders of record of our Common Stock (6,337 as shown in our NOBO list and 675 within our Transfer Agent’s restricted shares shareholder list) not including those persons who hold their shares in an “objecting owner name” (OBO) trading account.

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

Results Of Operations

Comparison of Results of Operations for our fiscal years ended December 31, 2018 and 2017

Revenues

During our fiscal year ended December 31, 2018, we generated revenues of $9,442,555, compared to revenues of $3,529,584 during 2017, an increase of $5,912,971 (168%). This increase was as a result of master licensing fees of $3,518,322 and cultivation max/litigation revenue of $1,539,317, areas in which we did not generate revenue previously. We also added new clients as a result of new states adopting cannabis legislation and initiatives, both medical and adult-use and the related initial consulting work required to be successful in securing clients in these emerging markets. Future growth will mostly be derived from cannabis licensed operations.

Though there can be no assurance, our expectation is that Colorado House Bill 19-1090, a bill allowing public company ownership of Colorado cannabis licensed companies, will pass by May of this year and be effective late this year or in Q1 of 2020. This will allow us to close our recently announced acquisitions of Medicine Man Denver and MedPharm Holdings near the end of 2019 or early 2020. Therefore, our expectation is that it will require a significant amount of management’s time to facilitate this growth and prepare acquisitions to be consolidated in 2019 with the increase in revenue coming in 2020. Though there could be modest revenues from managements contracts for these companies in 2019, overall we expect revenues in 2019 to be fairly flat as we move through this transition period.

For further breakdown purposes, consulting and licensing fees are somewhat synonymous with the term licensing fees as described in FY 2019 performance. The comparison of existing revenue streams for this period would then be related to the total of product sales, licensing, consulting, reimbursements and other revenue in FY 2018, or a value of $4,368,493 as compared with the revenue generated in FY 2017 of $3,529,584 or, an increase of 24% as it relates to year on year growth of existing revenue elements.

Cost of Services

We recognize income for licensing and consulting revenues upon set milestones being achieved, such as license approval or receiving the required business license. This can cause certain billing periods to be lower if those milestones are not achieved until after milestone is achieved, regardless of how close we may be to reaching the milestone and completing billings.

During 2018, our cost of services was $2,577,510, compared to $1,302,281 during 2017, an increase of $1,275,228 or 98%. The primary cause of this increase in costs were related to the addition of several contract service providers needed to fulfill certain requirements set forth in our agreements, the acquisition that occurred during the year and our costs related travel required to properly service these clients.

Operating Expenses

Operating expenses decreased in 2018 compared to 2017. In 2018, we incurred total operating expense of $4,694,704, compared to $7,463,253, a decrease of $2,768,549 or 37%. This decrease was primarily as a result of stock compensation expense, which was $4,805,318 in 2017, compared to $1,457,250 in 2018, a decrease of $3,348,068 or 70%. Advertising expenses increased by 59% to $291,711 in 2018, from $183,752 in 2017, an increase of $107,959. Furthermore, during 2018 the Company had professional services fees of $885,149, conference/travel costs of $358,164, salaries of $984,679 and officers/director’s incentive compensation of $291,711. General and administrative expenses decreased from $1,369,511 in 2017, to $451,881 in 2018. A large portion of this decrease was due to recategorization of expenses. The Company had a large decrease in stock-based compensation from year to year. During 2018, the company incurred $1,457,250 in stock-based compensation, compared to $4,805,318 in 2017 a decrease of $827,534 or 60%.

Other income/expenses increased in 2018 to $573,875, from expense $145,222 in 2017, this was due to several factors. The Company recognized a net loss of $8,998 in 2018 due to the sale of certain fixed assets. Additionally, in 2018, the Company also recognized unrealized loss on investments of $389,766 this was incurred due to our investment in CHV.

Net Income

The Company generated net income in 2018 of $948,915 (approximately $0.04 per share), compared to a net loss of $5,381,172 ($0.23 per share) in 2017.

While the Company raised additional capital in FY 2018, we expect to continue to explore the deployment of additional capital as may be determined necessary by the Company to accomplish its general corporate goals. We note that our total current assets increased dramatically from $1,384,687 in FY 2017 to $3,449,231 in FY 2017 representing an overall increase of $2,064,544 or 149%.

Liquidity and Capital Resources

As of December 31, 2018, the Company had cash and cash equivalents of $321,788.

Net cash earned from operating activities was $1,287,460 during the year ended December 31, 2018, compared to $673,997 used in 2017, an increase of $1,961,457. While no assurances can be provided, we anticipate we will generate positive cash flow from operations in 2019.

Cash flows used for investing activities was $149,880 in 2018, compared to cash used of $33,902 in 2017.

Cash flows from financing activities was $1,000,000 in 2018, compared to $1,105,000 in 2017. In 2018 the Company received proceeds of $1,000,000 from the private sale of our common stock.

On July 9, 2018, the Company issued 625,000 shares of Common Stock under its 2017 Qualified Incentive Plan to various individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $837,500 based upon the closing stock price on July 9, 2017 at $1.34 per share.

On December 14, 2018, the Company issued 175,000 shares of Common Stock under its 2017 Qualified Incentive Plan to various individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $246,750 based upon the closing stock price on December 14, 2017 at $1.41 per share.

On or about March 31, 2018, the Company had $2,100,318 in issued warrants exercised for 1,091,00 shares of Common Stock. This was a cashless exercise and there were no proceeds for the Company.

On or about September 17, 2018, the Company issued 1,933,329 shares of its Common Stock as part of the consideration in acquiring Two JS LLC.

On or about June 1, 2018, the Company sold 937,647 shares of Common Stock to a private investor of the Company, at a value of $1.0665 per share for cash of $1,000,000.

While no assurances can be provided, we believe we will generate positive cash flow from our operations in 2019. If we are successful in achieving this objective, of which there can be no assurance, we do not believe we will need to raise any additional capital and that the revenue generated will be sufficient to allow us to implement our current business plan. However, if we do not generate positive cash flow, or we identify an acquisition which we believe will significantly impact our business operations in a positive manner, or unforeseen developments occur, we may need to raise additional capital, either debt, equity or both. At this time, we are unable to state how much capital we will need. As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with any funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing may have a material negative impact on our ability to generate profits on a regular basis in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2018.

Critical Accounting Estimates and Recent Accounting Pronouncements

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

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements. The new guidance will classify leases as either finance or operating (similar to current standard’s “capital” or “operating” classification), with classification affecting the pattern of income recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does expect the adoption of ASU 2016-02 to have an impact on our consolidated financial statements starting January 1, 2019.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medicine Man Technologies, Inc. as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016

Lakewood, CO

April 16, 2019

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	December 31, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$321,788	$748,715
Accounts receivable	1,180,757	461,343
Accounts receivable - related party	125,112	25,719
Litigation receivable	1,281,511	–
Inventory	489,239	106,091
Other assets	50,824	42,819
Total current assets	3,449,231	1,384,687

Non-current assets
Fixed assets, net accumulated depreciation of $149,015 and $82,038	94,640	150,047
Intangible assets, net accumulated amortization of $13,903 and $7,388	81,197	87,712
Goodwill	12,304,306	9,304,306
Investment	2,199,344	–
Long-term note receivable, net of allowance	92,888	191,111
Other non-current assets	–	14,500
Total non-current assets	14,772,375	9,747,676

Total assets	$18,221,606	$11,132,363

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$202,515	$123,251
Accounts payable - related party	71,312	155,177
Accrued expenses	291,084	–
Accrued taxes	582,931	–
Other liabilities	–	56,495
Total current liabilities	1,147,842	334,923

Long-term liabilities
Note payable - related party	–	58,280
Total long-term liabilities	–	58,280

Total liabilities	1,147,842	393,203

Commitments and contingencies, note 13
Shareholders’ equity
Common stock $0.001 par value. 90,000,000 authorized, 27,753,310 and 22,991,137 were issued and outstanding December 31, 2018 and December 31, 2017, respectively.	27,875	23,113
Additional paid-in capital	20,239,163	13,997,441
Additional paid-in capital - Warrants	2,647,461	3,508,256
Retained earnings	(5,840,735)	(6,789,650)
Total shareholders' equity	17,073,764	10,739,160

Total liabilities and stockholders’ equity	$18,221,606	$11,132,363

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Twelve Months Ended December 31, 2018 and 2017

Expressed in U.S. Dollars

	Twelve Months Ended December 31,
	2018	2017

Operating revenues
Product sales, net	$1,476,169	$550,986
Product sales - related party, net	555,434	532,222
Litigation revenue	1,518,099	–
Cultivation Max	21,218	–
Master licensing fees	3,518,322	–
Licensing fees	751,414	1,425,806
Consulting fees	1,519,861	930,857
Reimbursements	59,995	47,945
Services - related party	16,423	–
Seminars and others	5,620	41,768
Total revenue	9,442,555	3,529,584

Cost of goods and services
Cost of goods and services	$2,306,871	$1,033,678
Cost of goods and services - related party	270,639	268,603
Total cost of goods and services	2,577,510	1,302,281

Gross profit	$6,865,045	$2,227,303

Operating expenses
General and administrative	$451,881	$1,369,551
Professional services	885,149	543,314
Acquisition costs	–	150,261
Stock based compensation expenses	1,457,250	4,805,318
Officers and directors bonuses	265,871	150,392
Advertising	291,711	183,782
Conference and travel expenses	358,164	–
Salaries	984,678	260,635
Total operating expenses	$4,694,704	$7,463,253

Income from operations	$2,170,341	$(5,235,950)

Other income/expense
Interest income	$(30,001)	$(30,001)
Net loss on derivative liability	–	14,459
Interest expense related to convertible notes	–	86,020
Loss on sales of assets	8,998	–
Loss on management fee contracts	–	70,257
Bad debt expense	196,112	–
Net loss on available for sale securities	–	4,706
Unrealized loss on investments	463,386	–
Other income	–	(219)
Total other expense	638,495	145,222

Net (loss) income before taxes	$1,531,846	$(5,381,172)

Income taxes
Income tax expense	582,931	–
Total income taxes	582,931	–

Net (loss) income	$948,915	$(5,381,172)

Earnings per share attributable to common shareholders:
Basic (loss)/earnings per share	$0.04	$(0.23)
Diluted (loss)/earnings per share	$0.03	$(0.23)
Weighted average number of shares outstanding - Basic	25,121,896	22,991,137
Weighted average number of shares outstanding - Diluted	27,769,357	22,991,137

Comprehensive (loss) gain	$948,915	$(5,381,172)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twelve Months Ended December 31, 2018 and 2017

Expressed in U.S. Dollars

	Common Shares	Common Stock	Additional Paid-in Capital	Unrealized loss on AFS	Accumulated Earnings (Loss)	Total Equity
Balance - January 1, 2017	10,402,500	$10,403	$1,026,052	$(4,303)	$(1,408,478)	$(376,326)

Stock issued as compensation	1,500,000	1,500	2,539,499		–	2,540,999

Unrealized gain/(loss) AFS	–	–	–	4,303	–	4,303

Acquisitions	9,255,544	9,258	9,470,130		–	9,479,388

Warrants issued	–	–	2,100,318	–	–	2,100,318

Stock for convertible debt	601,648	718	787,220	–	–	787,938

Stock issued for cash	1,041,912	1,044	465,226	–	–	466,270

Warrants issued for cash	–	–	928,828	–	–	928,828

Stock issued for services	134,533	135	163,865	–	–	164,000

Stock issued for cash (related party)	55,000	55	24,559	–	–	24,614

Net income for the period	–	–	–	–	(5,381,172)	(5,381,172)

Balance - December 31, 2017	22,991,137	$23,113	$17,505,697	$–	$(6,789,650)	$10,739,160

Stock issued for warrants exercised	1,091,197	1,091	(1,091)	–	–	–

Stock issued as compensation	800,000	800	1,456,450	–	–	1,457,250

Adjustment for acquisition payment			(71,561)			(71,561)

Stock issued for cash	937,647	938	999,062	–	–	1,000,000

Stock issued for acquisition	1,933,329	1,933	2,998,067	–	–	3,000,000

Net income	–	–	–	–	948,915	948,915

Balance - December 31, 2018	27,753,310	$27,875	$22,886,624	$–	$(5,840,735)	$17,073,764

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31, 2018 and 2017

Expressed in U.S. Dollars

	2018	2017
Cash flows from operating activities
Net income (loss) for the period	$948,915	$(5,381,172)
Adjustments to reconcile net income to net cash
provided by operating activities
Loss (gain) on investment, net	463,386	14,458
Stock based compensation	1,457,250	4,805,318
Depreciation and amortization	81,960	63,737
Changes in operating assets and liabilities
Proceeds from note receivable	–	72,905
Accounts receivable	(2,100,318)	(462,062)
Inventory	(383,147)	(106,090)
Other assets	6,495	(15,839)
Accounts payable and other liabilities	812,919	334,748
Net cash earned (used) from operating activities	1,287,460	(673,997)

Cash flows from investing activities
Purchase of assets	(20,039)	(255,663)
Short term debt	(58,280)	–
Acquisition investment	(71,561)	217,458
AFS securities investment, net	–	4,303
Net cash used from investing activities	(149,880)	(33,902)

Cash flows from financing activities
Sale of common stock	1,000,000	1,185,755
Convertible debt	–	(80,665)
Net cash earned from financing activities	1,000,000	1,105,090

Net decrease in cash and cash equivalents	(426,927)	397,191
Cash and cash equivalents - beginning of period	748,715	351,524
Cash and cash equivalents - end of period	$321,788	$748,715

Non-Cash Transactions
Investment	$(2,662,730)	$–
Short Term Note Receivable	$98,223	$–

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

Cash Flows – During the fiscal year ended December 31, 2018 and 2017, the Company primarily used revenues from its operation supplemented by cash to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $321,788 and $748,715 classified as cash and cash equivalents as of December 31, 2018, and December 31, 2017, respectively.

The Company has recently elected to accelerate its organic growth path through additional marketing, team development, synergistic acquisitions, and other corporate activities wherein it expects to generate negative cash flow and an additional demand for capital to fuel such growth.

The Company is commencing legal action against two clients for breach of contract, adding a significant value into its receivables for fees that had been booked due to forbearance grants by the Company that were subsequent violated, causing the Company to increase its receivables accordingly (see Part II, Item 1, Legal Proceedings).

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31, 2018	December 31, 2017
Level 3 – Non-Marketable Securities – Non-recurring	$2,199,344	$–

Non-Marketable Securities at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis. The level 3 position consist of investments accounted for under the cost method. The Level 3 position consists of investments in equity securities held in private companies.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing, consulting and cultivation max revenues are recorded at the time the milestone is achieved resulting in the funds being due, services are delivered, and payment is reasonably assured. Licensing, consulting and cultivation max revenues are generally collected from 30 to 60 days after the invoice is sent. As of December 31, 2018, and December 31, 2017, the Company had accounts receivable of $2,587,380 and $487,062, respectively. The Company wrote off $0 of its accounts receivable in 2018. Due to the low volume of write offs, the Company uses the direct write off method versus having an allowance for uncollectible debts. The Company continues to accrue values for fees it would normally be earning during this quarter and as related to the ongoing legal action it initiated after the Client in question refused to pay fees due the Company in accordance with the Client acknowledged executed agreement. At December 31, 2018 the accounts receivable for this matter totals $1,281,511 and the revenue earned as of December 31, 2018 is $1,518,099. Further, the Company provided services to this Client for a period of thirteen months, agreeing conditionally to three modifications to forego certain revenue sharing payments in accordance with the agreement taking place in December of 2017, March of 2018, and May of 2018 which the Client subsequently violated.  In July of this year the Company secured legal counsel in Clark County Nevada to pursue this Client's default of payments as legally due the Company. (See Part II, Item 1, Legal Proceedings).

Long term note receivable: In July 2016, the Company executed a non-binding Term Sheet to acquire Capital G Ltd, an Ohio limited liability company and its three wholly owned subsidiary companies, Funk Sac LLC, Commodogy LLC, and OdorNo LLC. The agreement was subject to the Company’s due diligence as well as execution of definitive agreements. In January 2017, the parties agreed not to proceed with this transaction. As part of the term sheet the Company agreed to loan Capital G the principal balance of $250,000 pursuant to the terms of a convertible note which accrues interest at the rate of 12% per annum and which became due November 1, 2017. As of September 30, 2018, this note has not been repaid when it became due. As of December 31, 2018, the Company has written off 100% or $250,000 of this balance plus accrued interest of $49,018. Due to this bad debt expense not being a part of the Company’s normal business this expense is categorized in other income and expense on the income statement. Management is currently in discussions on how to recover this loan. Additionally, as a part of the above-mentioned contract with CHV, the Company also provided CHV with a matching lending facility of $500,000 CAD in $125,000 CAD increments. As of 12.31.18, the Company has loaned CHV $125,000 CAD or $92,888. The Company had $92,888 and $191,111 classified as long-term note receivable as of December 31, 2018, and December 31, 2017, respectively.

Other assets (current and non-current): Other assets at December 31, 2018, and December 31, 2017 were $50,824 and $57,319, respectively including $29,005 in prepaid expenses and $21,819 in two security deposits.

Accounts payable: Accounts payable at December 31, 2018, and December 31, 2017 were $273,827 and $278,428, respectively and were comprised of operating accounts payable for various professional services incurred during the ordinary course of business.

Accrued expenses and other liabilities: Accrued expenses and other liabilities at December 31, 2018, and December 31, 2017 were $291,084 and $56,495, respectively. At December 31, 2018, this was comprised of $163,568 in customer deposits, $21,330 in deferred rent expense and $106,185 in accrued payroll.

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

Intellectual Property Master Licensing Agreement with ABBA Medix Corp.

On July 17, 2018, Medicine Man Technologies, Inc. the “Company” entered into an intellectual property license agreement with Abba Medix Corp. (AMC), a wholly-owned subsidiary of publicly-traded Canada House Wellness Group, Inc. (CHV).

The license agreement granted AMC the right to use products and processes related to high-efficiency cultivation of cannabis, as well as various inventions, ideas, discoveries, algorithms, designs, hardware, prototypes, copyrights, processes, mask works, trade secrets, know-how, calculations, testing results, technical data, documentation, potential customer contracts, marketing ideas and other technology in the cannabis cultivation industry, in addition to all related trademarks, from the Company. The license was granted as of the effective date of the agreement for an 18-month period and shall automatically renew for successive 18-month periods until the agreement is otherwise terminated.

As consideration for granting the license to AMC, the Company received the following:

•	$1,150,000 in cash;
•	$3,500,000 in shares of CHV common stock; and
•	Ongoing licensing fees calculated as a percentage of AMC’s sales revenue directly related to the Company’s intellectual property.

ASC 606 provides guidance in determining the proper accounting treatment for the license of the intellectual property requiring the Company had to complete a sequence of analyses. These analyses include the following: (i) sale versus licensing transactions; (ii) distinct performance obligations; (iii) the nature of the license; and (iv) the timing of recognition based on the nature of the license. Based on an analysis of ASC 606, the Company determined the following:

•	The license agreement establishes AMC’s right to use the intellectual property; it does not transfer any of the Company’s ownership in the assets. Therefore, the agreement is clearly identified as a licensing transaction.
•	The license agreement grants AMC the right to use the intellectual property immediately and does provide for the transfer of any other goods or services to AMC. The property is capable of being distinct, and the promise to transfer the property is distinct within the context of the contract. The Company recognized its license as distinct and a separate performance obligation.
•	The intellectual property is functional intellectual property as it has significant standalone functionality. The license agreement with AMC grants them with the exclusive right to use the Company’s intellectual property immediately upon the date of the agreement. This date clearly represents a transfer of control to the customer. Further upon its effectiveness, the Company established the right to payment and the customer accepted the asset. As control has been transferred to the customer, the Company has satisfied its performance obligation and, as such, is entitled to immediately recognize the $4,650,000 in revenue associated with the granting of the licensing rights.

Additionally, under the terms of the agreement, the Company agreed to provide a loan facility to AMC under the following terms:

“The Licensor (the Company) shall provide a lending facility to the Licensee (AMC) in $125,000 increments of up to $500,000; noting that any increment over the initial $250,000 advanced shall only be funded upon the Licensee’s funding of the second $575,000 amount to the Licensor. Such lending facilities shall bear a nominal interest rate and carry terms, to be agreed to by both parties. Both parties agree that each of the Licensor’s advances shall be first money in and first money to be repaid in accordance with the terms mutually agreed to.

The purpose of this lending facility was to provide financing support to AMC, the licensee of the Company’s intellectual property, for investing in capital expenses that would allow them to generate revenue that would result in a royalty being paid to Medicine Man Technologies, Inc. The Company is entitled to receive 4% of the gross revenues associated with the sale of Success Nutrients ® by AMC over the term of the agreement. The Company considered the guidance under ASC 606 in determining whether or not the facility had any impact on the Company’s ability to recognize revenue from the licensing agreement. Based upon the Company’s analysis, the Company determined the business purpose of the financing facility that it provided to AMC, was a separate agreement with distinct responsibilities from the Company’s performance obligations under the intellectual property license agreement. The Company considered the scope exceptions highlighted in 606-10-15-2(c) and determined that Topic 825, Financial Instruments more appropriately applied. The amount of revenue of $4,650,000 that the Company recognized, was not reduced by the amount of the $500,000 facility which the Company determined is a standalone contract with commercial substance and collectability. As of December 31, 2018, the Company recorded a trade accounts receivable on its balance sheet due from AMC of $250,000.

On July 31, 2018, the license agreement was amended solely to eliminate the equal $1,000,000 million-dollar stock swap element. Based upon the Company’s analysis of ASC 606-10-25-13, the Company determined the modification represented the elimination of a stock swap between the Company and its customer’s parent company, CHV. While the consideration had a defined value, the result of the modification does not beneficially or negatively impact either the Company or its customer. The Company determined that the remaining goods or services as of the time of the modification are not distinct and, form part of a single performance obligation that was partially, if not fully, satisfied. As the consideration represented an exchange of equal value between the two parties, the Company did not record any revenue adjustments (either as an increase or a reduction) due to the elimination of the stock swap.

Cultivation License Payment

On August 6, 2018, the Company entered into a license agreement with a client that was comprised of two basic elements:

Element One

The Company was hired to act as project management due to the Company’s industry knowledge to help a client prepare to cultivate their crop. The Company completed all of its work to get them growing by December 31, 2018. This element of the Company’s contract was simply charging an agreed upon fee for services performed. All fees were considered fully earned and were billed and collected in 2018.

Element Two

The second part of the license agreement called for the Company to receive a bonus equal to “25% of the value of the product grown over 2 pounds per light” for the next 5 years. “2 pounds per light” is a marijuana industry standard meaning that if the crop yield was above that standard, it would indicate that due to the Company’s expertise that the client crop was “above standard”. Under that clause, the Company would be sharing in the extra profit if it was achieved, because the expert advice provided by the Company would enable the client to generate a significant level of profit above industry standard. On December 14, 2018, the Company entered into an amendment to amend the terms of the August 6, 2018 license agreement:

•	The term for receiving 25% of the value grown over 2 pounds per light, was reduced from five years to three years
•	The 25% level was reduced to 5%
•	In return, the Company received a $1,000,000 fee which it billed in 2018 and collected in full in January 2019. Specifically, the wording in the addendum stated, “The aforementioned fee of $1,000,000 shall be deemed earned by the Licensor (Medicine Man) upon the execution of this Addendum and shall be payable before January 15, 2019”. The Company met all contractual terms prior to December 31, 2018 and have no ongoing contractual responsibility to provide consulting services in order to earn this fee. The client limited their exposure for potentially higher future payments by agreeing to a one-time payment of $1,000,000.

The amendment also provided that the client will reimburse the Company up to $11,000 a month for the cost of its employees if they are needed at the client’s locations. The Company considered this a pass thru item where no profit was recognized. Under the guidelines of ASC 606-10-25-27, an entity transfers control of a good or service over time and, therefore, satisfies a performance obligation and recognizes revenue over time, if one of the following criteria is met:

a. The customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs (see paragraphs 606-10-55-5 through 55-6).

b. The entity’s performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced (see paragraph 606-10-55-7).

c. The entity’s performance does not create an asset with an alternative use to the entity (see paragraph 606-10-25-28), and the entity has an enforceable right to payment for performance completed to date (see paragraph 606-10-25-29).

As a result of the contractual consulting services the Company provided for Element One, control of the services has been transferred to the customer. These services enhanced The client’s crop output capabilities and clearly meet criteria (a) and (b) above, and, therefore were recorded as revenue in 2018.

With respect to Element Two in terms of considering revenue the method of recognition under 606, the following characteristics of the transaction were considered:

•	The Company had no further performance obligations
•	The customer contractually deemed this fee as earned
•	The future potential value of the reduction from 25% over five years, to 5% over three years, is an asset that legally passed to the client.
•	The customer paid the fee

Based on the analysis performed, the Company determined “control” at a point in time, transferred immediately to the client upon the signing of the amendment. As a result, the Company recorded a trade receivable of $1,000,000 on its balance sheet as of December 31, 2018, and $1,000,000 of revenue in its statement of operations for the year ended December 31, 2018. This $1,000,000 receivable was fully received in January of 2019.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred were $291,711 and $183,782 during the twelve-month periods ended December 31, 2018 and 2017, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the Company’s stock being traded the Company used the most recent valuation. The Company recognized $1,457,250 in expenses for stock-based compensation to employees and consultants during the nine months ended December 31, 2018.

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

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements. The new guidance will classify leases as either finance or operating (similar to current standard’s “capital” or “operating” classification), with classification affecting the pattern of income recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does expect the adoption of ASU 2016-02 to have an impact on our consolidated financial statements starting January 1, 2019.

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

As of December 31, 2017, the Registrant had 22,991,137 shares of Common Stock issued and outstanding.

On July 9, 2018, the Company issued 625,000 shares of Common Stock under its 2017 Qualified Incentive Plan to various individuals in consideration of their services rendered in support of the Company.

On December 14, 2018, the Company issued 175,000 shares of Common Stock under its 2017 Qualified Incentive Plan to various individuals in consideration of their services rendered in support of the Company.

On or about March 31, 2018, the Company had $2,100,318 in issued warrants exercised for 1,091,197 shares of Common Stock, this was a cashless exercise.

On or about September 17, 2018, the Company issued 1,933,329 shares of its Common Stock as part of the consideration in acquiring Two JS LLC.

On or about June 1, 2018, the Company sold 937,647 shares of Common Stock to a private investor of the Company.

As of December 31, 2018, the Company had 27,753,310 Common Shares issued and outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	December 31, 2018	December 31, 2017
Furniture & Fixtures	$98,395	$107,945
Marketing Display	36,900	36,900
Vehicles	34,900	6,000
Office Equipment	74,361	81,240
	$243,655	$232,085
Less: Accumulated Depreciation	(149,015)	(82,038)
	$94,640	$150,047

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture & Fixtures	3 years
Marketing Display	3 years
Vehicles	3 years
Office Equipment	3 years

Depreciation expense for the twelve-month periods ending December 31, 2018 and 2017 was $75,446 and $59,117 respectively.

6.	Intangible Asset

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

During 2017, the Company attained one additional intangible asset, Product Agreement & Registration. The Company’s procurement of product registration during the year was within seven states. The Company’s product was registered in Florida, Illinois, Maine, Massachusetts, Minnesota, Nevada and Ohio. The registration allows the Company to sell their product within the confines of that region. The registration fees capitalized are the initial costs to obtain the license. The licenses have nominal annual renewal costs. These subscriptions are amortized over a 15-year period.

	December 31, 2018	December 31, 2017
License Agreement	$5,300	$5,300
Product License and Registration	57,300	57,300
Trade Secret - IP	32,500	32,500
	$95,100	$95,100
Less: Accumulated Amortization	(13,903)	(7,388)
	$81,197	$87,712

Amortization expense for the twelve-month periods ending December 31, 2018 and 2017 was $6,515 and $4,620, respectively.

7.	Convertible Notes and Derivative Liability:

In the year ended December 31, 2016 the Company raised $810,000 through a private placement of convertible promissory notes sold to certain accredited investors, bearing interest at 12%, with interest and principal due January 1, 2019. Upon issuance, each of the notes is immediately convertible at the noteholder’s election into the company’s common stock at $1.75 per share or 90% of the VWAP of the five days following the notice of conversion, whichever is lower. Since the conversion rate can be tied to an underlying item, convertible notes with warrants, are a derivative that is recorded as a liability at fair value and adjusted to fair value at the conclusion of each reporting period. The underlying assumptions used in the Black Scholes model to determine the fair value of the derivative liability were based on the individual date the notes were closed, volatility, the risk-free rate, the exercise price and the stock price at conversion.

During the last three months of 2017, all outstanding convertible note holders either converted their notes or the Company paid monies owed in full. The liability at December 31, 2018 is $0.

8.	Related Party Transactions:

As of December 31, 2018, the Company had six related parties, Brett Roper, Future Vision dba Medicine Man Denver, Med Pharm Holdings, Med Pharm Iowa, De Best Inc. and Super Farm LLC. One of the Officers of the Company, Joshua Haupt, currently owns 20% of both De Best and Super Farm. Additionally, one of the Directors of the Company, Andy Williams, currently owns 38% of Future Vision dba Medicine Man Denver. Andy Williams also owns 10% of Med Pharm Holdings and 3% of Med Pharm Iowa. Brett Roper is the Chief Executive Officer of the Company.

As of December 31, 2018, the Company had net sales from Super Farm LLC totaling $264,103 and $88,063 in net sales from De Best Inc. The Company gives a larger discount on nutrient sales to related parties than non-related parties. As of December 31, 2018, the Company had accounts receivable balance with Super Farm LLC totaling $61,110 and $20,503 accounts receivable from De Best Inc. As of September 30, 2018, the company had an accounts payable balance to Brett Roper in the amount of $69,714.

As of December 31, 2018, the Company had sales from Future Vision dba Medicine Man Denver totaling $158,805, and an accounts receivable balance of $28,893. As of December 31, 2018, the Company had an accounts receivable balance owed from Future Vision totaling $2,986. As of December 31, 2018, the Company had sales from Med Pharm Iowa totaling $10,026 and $34,438 in sales from Med Pharm Holdings. The Company had an accounts receivable balance owed from Med Pharm Iowa totaling $1,195 and $10,425 owed from Med Pharm Holdings.

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

As of December 31, 2018, the Company’s Goodwill has a balance of $12,304,306. This amount consisted of $3,003,226 from the DCG acquisition, $6,301,080 from the Pono and Success acquisition and $3,000,000 from the Big Tomato acquisition. As of December 31, 2018, the Company had an independent third-party valuation group perform an impairment analysis on our consolidated goodwill balance. It was noted that as of December 31, 2018, no impairment was needed.

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

As of December 31, 2018, the Company recognized an unrealized loss on investment of $398,766 and initial revenue of $3,518,322 due to this transaction.

11.	Inventory:

As of December 31, 2018, and December 31, 2017, the Company had $489,239 and $106,091 of finished goods inventory, respectively. The Company only has finished goods within inventory because it does not produce any of its products. All inventory is produced by a third party. The inventory valuation method that the Company uses is the FIFO method. During 2018 and 2017, the Company had $0 obsolescence within its inventory.

12.	Note Payable:

As of December 31, 2018, and December 31, 2017, the Company had a note payable balance of $0 and $58,280, respectively. The note payable is a balance that is due to an officer of the Company, Joshua Haupt. This note was fully repaid in the 1st quarter of FY 2018.

13.	Commitments and Concentrations:

Office Lease (Medicine Man Technologies) – Denver, Colorado – The Company entered into a lease for office space at 4880 Havana Street, Suite 201, Denver, Colorado 80239. The lease period started March 1, 2017 and will terminate February 29, 2020, resulting in the following future commitments:

2019 fiscal year	$171,000
2020 fiscal year	29,000

 Office Lease (Big Tomato) – Denver, Colorado – The Company entered into a lease for office space at 695 Billings St, Suite A-F, Aurora, Colorado 80011. The lease period started July 1, 2017 and will terminate June 30, 2020, resulting in the following future commitments:

2019 fiscal year	77,808
2020 fiscal year	38,904

The Company notes that this lease is accelerated and the deferred rent expense at December 31, 2018 is $21,330. This amount is booked in “Accrued expenses” and is noted above in “Note 1.”

14.	Warrants:

During the period ended December 31, 2017, the Company issued 2,000,000 common stock purchase warrants to three employees of the Company with an exercise price of $1.445 per share for a period of time expiring on December 31, 2019. As of December 31, 2018, all of the warrants were exercised. Stock-based compensation expense recognized for warrants during the twelve-month period ended December 31, 2018 was $2,100,318.

During the period ended December 31, 2018, the Company issued 250,000 common stock purchase warrants to one employee of the Company with an exercise price of $1.49 per share for a period of time expiring on December 31, 2021. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under ASC 480. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying common stock at the valuation measurement date of $1.49, the remaining contractual term of the warrant of 3 years, risk-free interest rate of 2.48% and expected volatility of the price of the underlying common stock of 126%. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black Scholes option-pricing model are moderately judgmental.

During the period ended December 31, 2018, the Company issued 937,647 common stock purchase warrants under the private offering with an exercise price of $1.33 per share, expiring on March 17, 2019. As of December 31, 2018, none of the warrants were exercised. The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the quarter ended September 30, 2018, the Company issued zero common stock purchase warrants.

	Number of shares	Exercise Price
Balance as of December 31, 2017	3,500,566	–
Warrants issued	937,647	$1.33
Warrants issued	209,248	$1.49
Warrants exercised	2,000,000	–
Balance as of December 31, 2018	2,647,461

15.	Tax Provision:

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

The Company is registered in the State of Colorado and is subject to the United States of America tax law. As of December 31, 2018, the Company had incurred income on a tax basis resulting in the Company calculating that it owed $477,626 to the federal government at December 31, 2018 and $0 at December 31, 2017. In addition, the Company owed the State of Colorado $105,305 in 2018 and $0 at December 31, 2017.

16.	Major Customers and Accounts Receivable:

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable. For the twelve months ended December 31, 2018, two customers accounted for 48% of revenue, one with 37% and another with 11%. For the twelve months ended December 31, 2018, three customers accounted for 88% of accounts receivable, one with 11%, one with 38% and another with 39%. The Company is currently pursuing litigation against two of these customers to receive contractual amounts owed. See “Part II, Item 1, Legal Proceedings” for further explanation.

17.	Segment Information:

The Company has two identifiable segments as of December 31, 2018; licensing/consulting and products. The products segment sells merchandise directly to customers via e-commerce portals, through our proprietary websites and retail location. The licensing/consulting segment sales derives its revenue from licensing/consulting agreements with cannabis related entities. The following information represents segment activity for the twelve-month periods ended December 31, 2018 and 2017.

	For the twelve months ended
	December 31, 2018						December 31, 2017
	Products	License/Cons.	Cultivation Max	Master Licensing Fee	Other	Total	Products	License/Cons.	Other	Total
Revenues	2,031,603	2,271,275	1,539,317	3,518,322	82,038	9,442,555	1,083,208	2,356,663	89,713	3,529,584
Intangible assets amortization	5,987	528	–	–	–	6,515	4,090	530	–	4,620
Depreciation	5,848	69,598	–	–	–	75,446	4,320	54,797	–	59,117
Income (loss) from operations	878,067	(275,576)	346,424	–	–	948,915	(71,561)	(5,309,611)	–	(5,381,172)
Segment assets	5,361,127	12,860,478	–	–	–	18,221,605	566,681	10,820,260	–	11,386,941
Purchase of assets	32,500	–	–	–	–	32,500	27,594	–	–	27,594

18.	Future Minimum Lease Payments:

The adoption of ASU 2016-02 will have a significant impact on our balance sheet as we will record material assets and obligations primarily related to our corporate office and equipment leases. We expect to record operating lease liabilities of approximately $375,000 based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We expect to record corresponding right-of-use assets of approximately $350,000, based upon the operating lease liabilities adjusted for prepaid and deferred rent, unamortized initial direct costs, liabilities associated with lease termination costs and impairment of right-of-use assets recognized in retained earnings as of January 1, 2019. We do not expect a material impact on our statement of income or our statement of cash flows.

19.	Earnings per share (Basic and Dilutive):

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations for the twelve months December 31, 2018 and 2017.

Numerator:
Net income (loss)	$948,915	$(5,381,172)
Less: Gain in fair value of derivative liabilities, net of interest expense for convertible notes	–	(14,459)
Adjusted net income (loss)	$948,915	$(5,395,631)

Denominator:
Weighted-average shares of common stock	25,121,896	22,991,137
Dilutive effect of warrants	2,647,461	–
Diluted weighted-average of common stock	27,769,357	22,991,137

Net loss per common share from:
Basic	0.04	(0.23)
Diluted	0.03	(0.23)

20.	Subsequent events:

As of the filing date of this report, there are no material subsequent events.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on this evaluation, our CFO and CEO have concluded that our disclosure controls and procedures were effective as of December 31, 2018, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (COSO).

Based on an assessment carried out April 16, 2019, management believes that, as of December 31, 2018, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

3.1	Articles of Incorporation of Medicine Man Technologies filed with the Secretary of State of Nevada on March 20, 2014 (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed April 14, 2015) http://www.sec.gov/Archives/edgar/data/1622879/000101968715001435/medman_s1-ex0301.htm
3.2	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on March 19, 2015 (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed April 14, 2015) http://www.sec.gov/Archives/edgar/data/1622879/000101968715001435/medman_s1-ex0301.htm
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on March 19, 2015 (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed April 14, 2015) http://www.sec.gov/Archives/edgar/data/1622879/000101968715001435/medman_s1-ex0303.htm
3.4	Bylaws of Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed April 14, 2015) http://www.sec.gov/Archives/edgar/data/1622879/000101968715001435/medman_s1-ex0302.htm
4.1	Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed June 20, 2018) http://www.sec.gov/Archives/edgar/data/1622879/000168316818001804/medicineman_s8-ex0401.htm
10.1	Technology License Agreement as of May 1, 2014 between Medicine Man Production Corporation and Medicine Man Technologies Inc. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed April 14, 2015) http://www.sec.gov/Archives/edgar/data/1622879/000101968715001435/medman_s1-ex1001.htm
10.2	Letter Agreement dated February 5, 2015 between Breakwater Corporate Finance and Medicine Man Technologies (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed April 14, 2015) http://www.sec.gov/Archives/edgar/data/1622879/000101968715001435/medman_s1-ex1002.htm
10.3	License Agreement dated as of ________, 2015 between Medicine Man Technologies and Cultivation/Grow Process
http://www.sec.gov/Archives/edgar/data/1622879/000101968715003428/medicinemand_s1a-ex1003.htm
10.4	Share Exchange Agreement as of February 27, 2017 among Medicine Man Technologies, Inc., Success Nutrients, Inc. and the shareholders of Success Nutrients, Inc. he Company and Success Nutrients, Inc. (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed April 17, 2017) http://www.sec.gov/Archives/edgar/data/1622879/000168316817000950/medman_ex1004.htm
10.5	Agreement and Plan of Merger as of February 27, 2017 among Medicine Man Technologies, Inc., Medicine Man Consulting, Inc. and Pono Publications Ltd. (Agreement between the Company and Pono Publications, Inc. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed April 17, 2017) http://www.sec.gov/Archives/edgar/data/1622879/000168316817000950/medman_ex1005.htm
10.6	Office Building Lease as of January 31, 2017 by and between Havana Gold LLC and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed April 17, 2017) http://www.sec.gov/Archives/edgar/data/1622879/000168316817000950/medman_ex1006.htm
10.7	Share Exchange Agreement as of July 21, 2017 by and among Medicine Man Technologies, Inc., Denver Consulting Group, LLC and the members of Denver Consulting Group, LLC (Incorporated by reference to Exhibit 10.7 of our current report on Form 8-K filed July 26, 2017) http://www.sec.gov/Archives/edgar/data/1622879/000168316817001861/medman_ex1007.htm
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K filed April 14, 2016) http://www.sec.gov/Archives/edgar/data/1622879/000101968716005856/mman_10k-ex1401.htm
23.1	Consent of BF Borgers CPA PC *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 16, 2019	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Andy Williams
Andy Williams
Interim Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jonathan Sandberg Jonathan Sandberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Williams	Interim Chief Executive Officer and Director	April 16, 2019
Andrew Williams	(Principal Executive Officer)

/s/ Jonathan Sandberg	Chief Financial Officer	April 16, 2019
Jonathan Sandberg	(Principal Financial and Accounting Officer)

/s/ Paul Dickman	Chairman of the Board of Directors and Corporate Secretary	April 16, 2019
Paul Dickman

/s/ Charles Haupt	Director	April 16, 2019
Charles Haupt

