Form 10-K/A
period 2018-12-31
Medicine Man Technologies, Inc.
filed 2019-04-30
CIK 1622879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of the registrant’s shares of common stock of the registrant was 27,953,848 as of April 29, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Medicine Man Technologies, Inc. (the “Company,” “Medicine Man,” “we,” “us” or “our”) for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At that time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2019 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

As a result, Part III, Items 10-14 of the Company's Original 10-K are hereby amended and restated in their entirety.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the filing of the Original 10-K.  In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.

i

Medicine Man Technologies, Inc.

Annual Report on Form 10-K/A

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS & EXECUTIVE OFFICERS

Set forth below are the Company’s Directors and Executive Officers, together with an overview of their professional experience and expertise.

Name	Age	Position(s) Held
Andrew Williams (3)	51	Chief Executive Officer and Director (director since 2014)
Paul Dickman (1)(2)	39	Interim Chief Financial Officer, Chairman and Secretary (director since 2016)
Joseph P. Puglise	48	Chief Operating Officer and Director (director since 2019)
Joshua Haupt	33	Chief Revenue Officer
Charles Haupt (1)(2)(3)	56	Director (director since 2017)

(1)	Currently a member of the Audit and Finance Committee.
(2)	Currently a member of the Nominating and Corporate Governance Committee.
(3)	Currently a member of the Compensation Committee.

Andrew Williams is a Co-founder and Chief Executive Officer of the Company. From 2014 to 2018, Mr. Williams was the Company’s Chairman. Since 2016, Mr. Williams, has also been a founding partner of MedPharm, a phytopharmaceutical company. He currently serves as a board member of the Cannabis Trade Federation, Colorado Leads, American Trade Association for cannabis and Hemp and Flatiron Venture Partners, LLC. Mr. Williams was previously a project portfolio manager with Jeppesen, a software company offering navigational and flight planning products, as well as a director with Electronic Warfare Associates (EWA). Mr. Williams is currently the co-founder and director of the Medicine Man Family Foundation, a community-focused nonprofit investing in impact-driven projects rooted in the communities in which the Medicine Man brand operates .Mr. Williams received his Bachelor of Science in industrial engineering from Colorado State University-Pueblo.

The Board of Directors has concluded that Mr. Williams is qualified to serve in his capacity due to his significant industry and leadership experience.

Paul Dickman was named the Chairman of the Company in December 2018 and interim Chief Financial Officer of the Company in April 2019. Mr. Dickman was previously appointed as a Director and Corporate Secretary of the Company in December 2018. He was CFO of the Company until June 2017. Mr. Dickman has also been a board advisor to GrowFlow Corp, a seed-to-sale cannabis company in Washington State, since 2017, and a manager of Breakwater MB, LLC, a boutique merchant bank dedicated to investing in companies in emerging industries, since 2017. Since 2009, Mr. Dickman has been a principal with Breakwater Corporate Finance, a consulting firm which provides outsourced CFO and Board governance services. Mr. Dickman received his Bachelor of Sciences in financial management and accounting from Bob Jones University and is a licensed C.P.A.

Mr. Dickman is qualified to serve as the Chairman of the company due to his significant board and leadership experience in both the cannabis and financial services industries.

Joseph P Puglise, was appointed as a director of our Company in February 2019. He had previously been appointed as the Chief Operating Officer in December 2018. In addition to his positions with the Company, from April 2015 through November 2018, Mr. Puglise was the CEO and a member of the Board of Directors of Brite Media/Beekman Group, New York, NY, a company engaged in media services. He remains a director of this company as of the date of this report. Previously, from August 1993 through April 2015, he held a variety of positions, rising to be President of iHeartmedia, New York, a company engaged in media services, where he oversaw approximately 300 employees and nearly $200 million in annual revenue and $100 million in annual EBITDA. Mr. Puglise received a Bachelor of Science degree from the Wharton School, University of Pennsylvania, in 1992.

Mr. Paglise is qualified to serve on the Company’s board of directors due to his significant management experience in innovative technology organizations as well as his board experience with private and charitable organizations.

Joshua Haupt was appointed the Chief Revenue Officer of the Company in 2018. Since 2015, Mr. Haupt has been the co-owner of Superfarm, a commercial grow facility in Denver producing over 15,000 pounds of Cannabis annually. Mr. Haupt founded Success Nutrients, a nutrient line designed for cannabis cultivation and growing; he was with Success Nutrients from 2014 to 2017. Mr. Haupt is also the author of Three A Light, a how-to book on cannabis cultivation.

Charles Haupt was appointed a Director of the Company in June 2017. Mr. Haupt has been the President of New Energy Technology since 2003, formed to create a solution that empowers clients with actionable energy information and is used widely across all different market segments both public and private in North America. Mr. Haupt founded Utility Cost Management in 1993 (“UM”). He sold UM to Illinova in 1996 and founded Save More Resources (“SMR”) at that time; Mr. Haupt was with SMR until founding New Energy Technology in 2003. Mr. Haupt holds a Bachelor of Science in Business with an emphasis in Marketing from Arizona State University, Phoenix, AZ.

Mr. Haupt is qualified to serve as a Director of the Company due to his significant prior leadership experience, including as a serial entrepreneur and founder.

Family Relationship

Joshua Haupt is the son of Charles Haupt. There are no other family relationship between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceeding in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer. We have always conducted our business in accordance with the highest standards of conduct. Full compliance with the letter and spirit of the laws applicable to our businesses is fundamental to us. Equally important are equitable conduct and fairness in our business operations and in our dealings with others. Our Code of Business Conduct and Ethics reflects the foregoing principles. The Company will provide a copy of our Code of Business Conduct and Ethics to any person without charge upon request to: Medicine man Technologies, Inc., 4880 Havana Street, Suite 201, Denver Colorado, 80239 Attention: Corporate Secretary

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to our Chief Executive Officer and Chief Financial Officer by posting such information on our website at www.medicinemantechnologies.com in the near future

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during our fiscal year ended December 31, 2018, there were six (6) untimely filings of a Form 3, 4 and/or 5 by the Company’s Section 16(a) filers: Paul Dickman (one Form 4; one transaction); Andrew Williams (three Form 4s; twenty seven transactions) and Jonathan Sandberg (one Form 4; four transactions) and one for a prior Section 16 filer.

CORPORATE GOVERNANCE

Committees of the Board

The Board has established various Committees of the Board to assist it with the performance of its responsibilities. These Committees and their members are listed below. The Board designates the members of these Committees and the Committee Chairs annually at its organizational meeting following the Annual Meeting of Stockholders, based on the recommendation of the Nominating and Corporate Governance Committee. The Board has adopted written charters for each of these Committees which can be found at the investor relations section of the Company’s website at www.medicinemantechnologies.com. Copies are also available in print to any stockholder upon written request to Medicine Man Technologies, Inc., 4880 Havana Street, Suite 201, Denver, Colorado 80239, Attention: Corporate Secretary. The Chair of each Committee develops the agenda for that Committee and determines the frequency and length of Committee meetings.

Audit Committee

Our Board has established an Audit Committee, which is composed of Mr. Dickman and Mr. Haupt. The Board has determined that Mr. Dickman is an audit committee financial expert. The Committee’s primary duties are to:

•	review and discuss with management and our independent auditor our annual and quarterly financial statements and related disclosures, including disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the results of the independent auditor’s audit or review, as the case may be;

•	review our financial reporting processes and internal control over financial reporting systems and the performance, generally, of our internal audit function;

•	oversee the audit and other services of our independent registered public accounting firm and be directly responsible for the appointment, independence, qualifications, compensation and oversight of the independent registered public accounting firm, which reports directly to the Audit Committee;

•	provide an open means of communication among our independent registered public accounting firm, management, our internal auditing function and our Board;

•	review any disagreements between our management and the independent registered public accounting firm regarding our financial reporting;

•	prepare the Audit Committee report for inclusion in our proxy statement for our annual stockholder meetings; and

•	establish procedures for complaints received regarding our accounting, internal accounting control and auditing matters.

Our Audit Committee charter also mandates that our Audit Committee approve all audit and permissible non-audit services conducted by our independent registered public accounting firm. The Audit Committee was established in 2016.

Nominating and Corporate Governance Committee

Our Board has also established a Governance Committee. The Nominating Corporate Governance Committee consists of Mr. Dickman and Mr. Williams. The Committee’s primary duties are to:

•	recruit new directors, consider director nominees recommended by stockholders and others and recommend nominees for election as directors;

•	review the size and composition of our Board and its Committees;

•	oversee the evaluation of the Board;

•	recommend actions to increase the Board’s effectiveness; and

•	develop, recommend and oversee our corporate governance principles, including our Code of Business Conduct and Ethics and our Nominating and Corporate Governance Guidelines.

The Nominating and Corporate Governance Committee was established in 2016.

Compensation Committee

Our Board has established a Compensation Committee. Mr. Dickman and Mr. Haupt serve on this committee. The Committee’s primary duties are to:

•	approve corporate goals and objectives relevant to executive officer compensation and evaluate executive officer performance in light of those goals and objectives;

•	determine and approve executive officer compensation, including base salary and incentive awards;

•	make recommendations to the Board regarding compensation plans;

•	administer our stock plan; and

•	prepare a report on executive compensation for inclusion in our proxy statement for our annual stockholder meetings.

Our Compensation Committee determines and approves all elements of executive officer compensation. It also provides recommendations to the full Board of Directors with respect to non-employee director compensation. The Compensation Committee may not delegate its authority to any other person, although it may delegate its authority to a subcommittee.

The Compensation Committee was established in 2016.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position		Year	Salary ($)(1)	Bonus ($)	Bonus Stock Awards (in $)	Bonus Stock Awards (in Shares)	Option Awards ($)(2)	Option Awards (in options)	All Other Compensation ($)	Total ($)
Jonathan Sandberg,		2018	$124,000	$–	$80,400	60,000	–	–	$–	$204,400
CFO		2017	$61,962	$–	$40,000	25,000	–	–	$–	$101,962
Brett Roper,		2018	$156,000	$75,000	$–	–	–	–	$265,000	$496,000
previous CEO	1	2017	$156,000	$14,875	$800,000	500,000	–	1,000,000	$89,495	$1,045,495
Andy Williams,		2018	$25,000	$–	$–	–	–	–	$–	$25,000
CEO	2	2017	$–	$31,962	$600,000	375,000	–	750,000	$–	$631,962
Josh Haupt,		2018	$156,000	$–	$–	72,230	–	–	$12,000	$168,000
CRO	3	2017	$120,000	$–	$40,000	25,000	–	–	$–	$120,000
Joe Puglise,		2018	$25,000	$–	$–	–	–	250,000	$–	$25,000
COO	4	2017	$–	$–	$–	–	–	–	$–	$–
Paul Dickman,		2018	$–	$–	$–	–	–	–	$–	$–
previous CFO	5	2017	$30,000	$–	$200,000	125,000	–	250,000	$–	$230,000

1.	Mr. Roper passed away in December 2018. Salary reflected is annual.
2.	Mr. Williams served as Interim CEO beginning December 1, 2018. Salary reflected is 1 month of annual salary.
3.	Joshua Haupt also receives automobile reimbursement up to $1,000 p/month.
4.	Reflects compensation commencing on December 1, 2018.
5.	Mr. Dickman resigned as CFO of the Company June 3, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2018 for each of our named executive officers.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Joe Puglise	250,000	-	1.49	12/3/2021	-	-

Director Compensation

Independent Directors having Chairpersonship duties of the committees of our Board of Directors are paid an annual salary of $30,000 and may also receive reimbursement for expenses incurred as the result of their service on the Board of Directors. They may also be considered for additional compensation by the Compensation Committee, should such consideration be determined advisable.

All other Directors shall receive an annual salary of $24,000 and may also receive reimbursement for expenses incurred as the result of their service on the Board of Directors. They may also be considered for additional compensation by the Compensation Committee, should such consideration be determined advisable.

Directors that are also employees of the Company also receive compensation as determined by the Board and Compensation Committee.

The Board provides compensation to its Chairperson at an annual rate of $36,000.

The following table represents compensation paid in 2018 to our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Dickman	$32,500	$71,000	$–	$–	$–	$7,500	$111,000
Jim Toreson	$30,000	$71,000	$–	$–	$–	$5,000	$106,000
Charly Haupt	$30,000	$71,000	$–	$–	$–	$5,000	$106,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth, based on 27,953,848 shares of our Common Stock outstanding as of April 29, 2019, certain information as to the stock ownership of each person known by us to own beneficially five percent or more of our outstanding Common Stock, of each of the named executive officers and directors, and of all the named executive officers and directors as a group. In computing the outstanding shares of Common Stock, we have excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Medicine Man Technologies, Inc., 4880 Havana Street, Suite 201, Denver, CO 80239

Name and Address of Beneficial Holder	Number of Shares of Beneficially Owned(A)	Percent of Outstanding Class
Officers & Directors
Joshua Haupt	3,620,556	13%
Andrew Williams )(1)	2,074,506	7.4%
Charles Haupt	25,000	*
Paul Dickman	314,800	1.1%
Joseph P. Puglise (2)	250,000	*

All Officers and Directors as a Group (5 Persons)	5,734,862	20.5%

*less than 1%

(1)	Includes 1,555,307 shares held in the name of the Andrew Johns Williams Revocable Trust.

(2)	Includes shares underlying options to purchase 250,000 shares, which are currently vested.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights		Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)
Equity compensation plans approved by security holders	2,125,000	$	n/a	100,000

Equity compensation plans not approved by security holders	–		n/a	–
Total	2,125,000			100,000

The Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (the “Plan”) is intended to promote the best interests of the Company and its stockholders by assisting the Company in the recruitment and retention of persons with ability and initiative and providing an incentive to such persons to contribute to the growth of the Company’s business. The Company reserved an aggregate of 3,500,000 shares of the Company’s common stock underlying awards available under the plan such awards being common stock awards, restricted stock awards, appreciation rights, deferred shares, performance shares, incentive stock options, nonqualified stock options, or restricted stock awards, as applicable. Eligible persons under the Plan include employees, directors and consultants of the Company or any affiliate of the Company. Unless earlier terminated, the Plan will terminate ten (10) years after the earlier of (i) the date the Plan was adopted by the Board of the Company or (ii) the date the Plan is approved by the stockholders of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of December 31, 2018, we had eight related parties, Future Vision dba Medicine Man Denver, Josh Haupt, Andy Williams, Future Vision, Med Pharm Holdings, De Best Inc. and Super Farm LLC. One of our officers, Joshua Haupt, currently owns 20% of both De Best and Super Farm. Additionally, one of our Directors, Andrew Williams, currently owns 38% of Future Vision. He also owns 10% of Med Pharm Holdings.

During the twelve months ended December 31, 2018, we had sales from Super Farm LLC totaling $207,827 and $72,585 sales from De Best Inc. We give a larger discount on nutrient sales to related parties than non-related parties. As of December 31, 2018, we had accounts receivable balance with Super Farm LLC totaling $7,519 and $6,404 accounts receivable from De Best Inc. During the twelve months ended December 31, 2018, we had cost of sales associated with Super Farm LLC totaling $104,259 and $37,830 from De Best Inc.

During the twelve months ended December 31, 2018, we had sales from Future Vision totaling $242,720 and cost of sales totaling $121,360. As of December 31, 2018, we had an accounts payable balance owed to Joshua Haupt totaling $7,013 and an additional $4,080 owed to Future Vision. As of December 31, 2018, we had an accounts payable balance arising out of a note we had previously issued in favor of a third party, who on [INSER DATE] assigned this note in favor of Andy Williams and which totaled $100,000.. As of December 31, 2018, we had an accounts receivable balance owed from Future Vision totaling $4,836 and $6,960 owed from Future Vision. During the twelve months ended December 31, 2018, we had sales from Med Pharm Holdings totaling $4,495 and cost of sales totaling $1,498. During the twelve months ended December 31, 2018, we had sales from Future Vision totaling $11,738.

Procedures for Approval of Related Party Transactions

Related party transactions are subject to the advance review and approval of the Audit Committee and/or the full Board of Directors, with advice from outside counsel. In its review, the Audit Committee and/or Board is provided with full disclosure of the parties involved in the transaction and considers the relationships amongst the parties and members of our Board of Directors and executive officers.

Independence Standards for Directors

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions.

We currently do not have any independent directors serving on our Board of Directors, as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed by BF Borgers, CPA P.C. (“BFB”), our independent registered accounting firm for the fiscal years ended December 31, 2018 and December 31, 2017. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2018	2017
Audit fees	$85,000	$107,660
Audit-related fees	–	–
Tax fees	2,5000	1,296
All other fees	–	$–
Total Fees	$87,500	$108,956

Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Tax fees. Consists of fees paid to BFB related to the filings of Federal and State returns during the years ended December 31, 2018 and 2017.

All other fees. Consists of fees related to letters to underwriters in connection with certain registration statements for the years ended December 31, 2018 and 2017.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by BFB in 2018 and 2017 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with BFB maintaining its independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the exhibit index of the Original Report and the exhibits listed in the exhibit index of this Amendment No. 1 are filed with, or incorporated by reference in, this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 30, 2019	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Andy Williams
Andy Williams
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Paul Dickman
Paul Dickman
Interim Chief Financial Officer, Chairman and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Williams	Chief Executive Officer and Director	April 30, 2019
Andrew Williams	(Principal Executive Officer)

/s/ Paul Dickman	Interim Chief Financial Officer, Chairman and Secretary	April 30, 2019
Paul Dickman	(Principal Financial and Accounting Officer)

/s/ Paul Dickman	Chairman of the Board of Directors and Corporate Secretary	April 30, 2019
Paul Dickman

/s/ Charles Haupt	Director	April 30, 2019
Charles Haupt

/s/ Joseph Puglise	Director	April 30, 2019
Joseph Puglise

