Form 10-Q
period 2019-03-31
Medicine Man Technologies, Inc.
filed 2019-05-20
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2019, the Registrant had 27,985,098 shares of Common Stock issued and outstanding.

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

All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from expectations under “Risk Factors” in our annual report on Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEET

Expressed in U.S. Dollars

	March 31, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$699,979	$321,788
Accounts receivable	298,716	1,180,757
Accounts receivable - related party	97,059	125,112
Litigation receivable	1,281,511	1,281,511
Inventory	371,649	489,239
Other assets	213,180	50,824
Total current assets	2,962,094	3,449,231

Non-current assets
Fixed assets, net accumulated depreciation of $ and $149,015	85,948	94,640
Intangible assets, net accumulated amortization of $ and $13,903	85,501	81,197
Goodwill	12,304,306	12,304,306
Investment	1,850,589	2,199,344
Long-term note receivable, net of allowance	237,246	92,888
Operating lease right of use assets	238,667	–
Total non-current assets	14,802,257	14,772,375

Total assets	$17,764,351	$18,221,606

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$660,711	$202,515
Accounts payable - related party	–	71,312
Accrued expenses	224,183	291,084
Accrued taxes	711,019	582,931
Other liabilities	582,931	–
Total current liabilities	2,178,844	1,147,842

Long-term liabilities
Lease liabilities	237,384	–
Total long-term liabilities	237,384	–

Total liabilities	2,416,228	1,147,842

Commitments and contingencies, note 13
Shareholders’ equity
Common stock $0.001 par value. 90,000,000 authorized, 28,585,098 and 27,753,310 were issued and outstanding March 31, 2019 and December 31, 2018, respectively.	28,705	27,875
Additional paid-in capital	21,424,510	20,239,163
Additional paid-in capital - warrants	2,647,461	2,647,461
Retained earnings	(8,752,553)	(5,840,735)
Total shareholders' equity	15,348,123	17,073,764

Total liabilities and stockholders’ equity	$17,764,351	$18,221,606

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three Months Ended March 31, 2019 and 2018

Expressed in U.S. Dollars

	Three Months Ended March, 31
	2019	2018
Operating revenues
Product sales	$1,383,710	$358,044
Product sales - related party	160,590	101,291
Consulting and licensing services	452,380	717,527
Other operating revenues	6,796	34,175
Total revenue	2,003,476	1,211,037

Cost of goods and services
Cost of goods and services	1,598,712	373,518
Total cost of goods and services	1,598,712	373,518

Gross profit	404,764	$837,519

Operating expenses
General and administrative	295,306	$321,921
Professional services	1,901,764	230,517
Salaries	435,721	267,054
Total operating expenses	2,632,791	819,492

Income from operations	2,228,027	$18,027

Other income/expense
Interest income	–	$7,397
Unrealized gain (loss) on derivative liabilities	(335,036)	–
Unrealized gain (loss) on investment	(348,755)	–
Total other expense	(683,791)	7,397

Net (loss) income	$(2,911,818)	$25,424

Earnings per share attributable to common shareholders:
Basic and diluted (loss)/earnings per share	$(0.10)	$0.00
Weighted average number of shares outstanding - basic and diluted	27,887,147	24,082,334

Other comprehensive (loss), net of tax
Net unrealized (loss) on available for sale securities	–	–
Total other comprehensive income (loss), net of tax	–	–

Comprehensive (loss) gain	$(2,911,818)	$25,424

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

Expressed in U.S. Dollars

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2017	22,991,137	$23,113	$17,505,697	$(6,789,650)	$10,739,160

Net income (loss)	–	–	–	25,424	25,424
Issuance of common stock in connection with the exercise of common stock purchase warrants	1,091,197	1,091	(1,091)	–	–

Balance, March 31, 2018	24,082,334	$24,204	$17,504,606	$(6,764,226)	$10,764,584

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2018	27,753,310	$27,875	$22,886,624	$(5,840,735)	$17,073,764

Net income (loss)	–	–	–	(2,911,818)	(2,911,818)
Issuance of common stock in connection with sales made under private or public offerings	118,013	117	156,839	–	156,956
Issuance of common stock as compensation to employees, officers and/or directors	550,000	550	754,450	–	755,000
Issuance of common stock in exchange for consulting, professional and other services	163,775	163	274,058	–	274,221

Balance, March 31, 2019	28,585,098	$28,705	$24,071,971	$(8,752,553)	$15,348,123

The accompanying notes are an integral part of the consolidated financial statements.

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2019 and 2018

Expressed in U.S. Dollars

	2019	2018
Cash flows from operating activities
Net income for the period	$(2,911,818)	$25,424
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,347	21,220
Common stock issued in exchange for fees and services	755,000	–
Derivative expense	375,983	–
Loss on change in derivative liabilities	335,036	–
Loss on investment, net	348,755	–
Stock based compensation	179,221	–
Changes in operating assets and liabilities
Note receivable	–	(7,397)
Accounts receivable	910,093	(41,173)
Inventory	117,590	(165)
Prepaid expenses and other current assets	(67,356)	(41,968)
Operating lease right of use assets and liabilities	(22,613)	–
Accounts payable and other liabilities	341,313	(254,755)
Net cash used from operating activities	373,551	(298,814)

Cash flows from investing activities
Purchase of fixed assets	(1,960)	(9,036)
Purchase of intangible assets	(6,000)	–
Short term debt	–	(58,280)
Issuance of notes receivable	(144,358)	–
Net cash used in investing activities	(152,318)	(67,316)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	156,958	–
Net cash earned for financing activities	156,958	–

Net decrease in cash and cash equivalents	378,191	(366,130)
Cash and cash equivalents - beginning of period	321,788	748,715
Cash and cash equivalents - end of period	$699,979	$382,585

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

Cash Flows – During the quarters ending March 31, 2019 and 2018, the Company primarily used revenues from its operation supplemented by cash to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $699,979 and $321,788 classified as cash and cash equivalents as of March 31, 2019, and December 31, 2018, respectively.

The Company has recently elected to accelerate its organic growth path through additional marketing, team development, synergistic acquisitions, and other corporate activities wherein it expects to generate negative cash flow and an additional demand for capital to fuel such growth.

The Company has commenced legal action against a client for breach of contract, adding a significant value into its receivables for fees that had been booked due to forbearance grants by the Company that were subsequent violated, causing the Company to increase its receivables accordingly (see Part II, Item 1, Legal Proceedings).

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2019	December 31, 2018
Level 3 – Non-Marketable Securities – Non-recurring	$1,850,589	$2,199,344

Non-Marketable Securities at Fair Value on a Nonrecurring Basis: Certain assets are measured at fair value on a nonrecurring basis. The level 3 position consist of investments accounted for under the cost method. The Level 3 position consists of investments in equity securities held in private companies.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Accounts receivable: The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing and consulting revenues are recorded at the time the milestone result in the funds being due being achieved, services are delivered, and payment is reasonably assured. Licensing and consulting revenues are generally collected from 30 to 60 days after the invoice is sent. As of March 31, 2019, and December 31, 2018, the Company had accounts receivable of $1,677,287 and $2,587,380, respectively. Due to the low volume of write offs, the Company uses the direct write off method versus having an allowance for uncollectible debts. The Company did not write off any of its accounts receivable in either of the three-month periods ending March 31, 2019 or 2018.

The Company has commenced legal action against a client for breach of contract, adding a significant value into its receivables for fees that had been booked due to forbearance grants by the Company that were subsequent violated, causing the Company to increase its receivables accordingly (see Part II, Item 1, Legal Proceedings). The Company continues to accrue values for fees it would normally be earning during this quarter and as related to the ongoing legal action it initiated after the Client in question refused to pay fees due the Company in accordance with the Client acknowledged executed agreement. At March 31, 2019 and December 31, 2018, the accounts receivable for this matter totaled $1,281,511 and $1,281,511, respectively, and the revenue earned as of December 31, 2018 is $1,518,099. Further, the Company provided services to this Client for a period of thirteen months, agreeing conditionally to three modifications in December of 2017, March of 2018, and May of 2018 to forego certain revenue sharing payments in accordance with the agreement with the Client, which the Client subsequently violated. In July 2018, the Company engaged legal counsel in Clark County Nevada to pursue the default and collect the payments due the Company pursuant to the terms of the agreement with the Client. (See Part II, Item 1, Legal Proceedings).

Notes receivable: On July 17, 2018, the Company entered into an intellectual property license agreement with Abba Medix Corp. (AMC), a wholly-owned subsidiary of a publicly-traded company Canada House Wellness Group, Inc. (CHV). The Company agreed to provide a lending facility to AMC in CAD$125,000 increments of up to CAD$500,000. The lending facilities shall bear an initial interest rate at 5.50% (representing United States Prime) and carry a term of 24 months, unless otherwise amended by both parties.

As of March 31, 2019 and December 31, 2018, the Company loaned to AMC a total of $325,000 CAD or $237,246, and $125,000 CAD or $92,888, respectively. The Company classified these loans as long-term notes receivable on its consolidated balance sheets as of March 31, 2019, and December 31, 2018, respectively.

Other assets (current and non-current): Other assets at March 31, 2019, and December 31, 2018 were $121,456 and $50,824, respectively and as of March 31, 2019 this balance included $102,006 in prepaid expenses and $19,450 in two security deposits.

Accounts payable: Accounts payable at March 31, 2019, and December 31, 2018 was $804,688 and $273,827, respectively and were comprised of operating accounts payable for various professional services incurred during the ordinary course of business.

Accrued expenses and other liabilities: Accrued expenses and other liabilities at March 31, 2019, and December 31, 2018 were $224,183 and $291,084, respectively. At March 31, 2019, this was comprised of customer deposits of $163,568, accrued payroll of $56,669, and operating expenses of $3,946.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $55,401 and $49,144 during the quarter ended March 31, 2019 and 2018, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the Company’s stock being traded the Company used the most recent valuation. The Company recognized $1,029,221 in expenses for stock-based compensation to employees and consultants during the three months ended March 31, 2019.

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

Management fee contracts: In February 2017, the Company entered into a Merger Agreement with Pono Publications Ltd. (“Pono”), as well as a Share Exchange Agreement with Success Nutrients, Inc. (“SN”), each a Colorado corporation, in order to facilitate the acquisition of both of these entities. The ratification of the acquisition of these companies requires the approval of the holders of a majority of the Company’s shareholders, which was submitted for such approval at the Company’s annual shareholder meeting held on May 2017. The relevant agreements provide that the effective date for accounting purposes would be April 1, 2017. Success Nutrients became a wholly owned subsidiary of Medicine Man Technologies, Inc. and the business conducted by Pono was incorporated into a newly formed wholly owned subsidiary, Medicine Man Consulting, Inc., which is also where the Company continues to conduct its consulting service business.

3.	Recent Accounting Pronouncements

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements. The new guidance will classify leases as either finance or operating (similar to current standard’s “capital” or “operating” classification), with classification affecting the pattern of income recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has adopted this pronouncement and has reflected the value of all leases within the Balance Sheet of the Company.

FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15. Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU did not have a significant impact on our statement of cash flows.

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-1. The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years. Adoption of this ASU did not have a significant impact on our consolidated results of operations, cash flows and financial position.

4.	Stockholders’ Equity:

At December 31, 2018, the Company had 27,753,310 shares of common stock outstanding.

On January 2, 2019, the Company issued 82,525 shares of common stock to a vendor in conjunction with services rendered valued at $111,409.

On January 8, 2019, the Company granted to an officer of the Company, Paul Dickman, 500,000 shares of common stock, valued at $660,000.

On February 1, 2019, the Company issued 31,250 shares of common stock to a vendor in conjunction with services rendered valued at $67,812.

On March 14, 2019, the Company granted 50,000 shares of common stock to James Toreson upon his resignation as a member of its board of directors for his service. Additionally, the Company issued 50,000 shares of its common stock to Mr. Toreson in connection with a consulting agreement having a service period extending through May 31, 2020. These shares were valued at $190,000.

At March 31, 2019, the Company had 28,585,098 shares of common stock outstanding.

5.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	March 31, 2019	December 31, 2018
Furniture & Fixtures	$98,395	$98,395
Marketing Display	36,900	36,900
Vehicles	34,000	34,000
Office Equipment	76,320	74,361
	$245,615	$243,655
Less: Accumulated Depreciation	(159,667)	(149,015)
	$85,948	$94,640

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture & Fixtures	3 years
Marketing Display	3 years
Vehicles	3 years
Office Equipment	3 years

Depreciation expense for the three-month periods ending March 31, 2019 and 2018 was $10,651 and $19,591 respectively.

6.	Intangible Asset

On May 1, 2014, the Company entered into a non-exclusive Technology License Agreement with Futurevision, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation, dba Medicine Man Denver (“Medicine Man Denver”), a company owned and controlled by affiliates of the Company, whereby Medicine Man Denver granted a license to use all of its proprietary processes it has developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future). As payment for the license rights, the Company issued Medicine Man Denver (or its designees) 5,331,000 shares of the Company’s common stock. The Company accounted for this license in accordance with ASC 350-30-30 “Intangibles – Goodwill and Other by recognizing the fair value of the amount paid by the company for the asset at the time of purchase. Since the Company has a limited operating history, management determined to use par value as the value recognized for the transaction. Since the term of the initial license agreement is ten (10) years, the cost of the asset will be recognized on a straight-line basis over the life of the agreement. In addition, each period the Company will evaluate the intangible asset for impairment. As of March 31, 2019, no impairment was deemed necessary.

During 2017, the Company acquired two intangible assets, Product Agreement & Registration and a Trade Secret. These two intangible assets were acquired as part of the acquisition of Success and Pono on September 30, 2017. Refer to the Note 9 for further explanation of the purchase price accounting. The Company’s procurement of product registration during the year was within five states and Canada. The Company’s product was registered in California, Oregon, Colorado, Michigan, Arizona, Washington and Canada. The registration allows the Company to sell its product within the confines of that region. The registration fees capitalized are the initial costs to obtain the license. The licenses have nominal annual renewal costs. These subscriptions are amortized over a 15-year period.

During 2017, the Company acquired an intangible asset related to the development of a product nutrient recipe. The intellectual property is being amortized over its 15-year economic life. The intangible asset is considered an indefinite lived asset; however, the Company elected to treat it as an amortizable asset based upon its estimated useful life.

During 2017, the Company acquired an additional intangible asset, Product Agreement & Registration. The Company’s procurement of product registration during the year was within seven states. The Company’s product was registered in Florida, Illinois, Maine, Massachusetts, Minnesota, Nevada and Ohio. The registration allows the Company to sell their product within the confines of that region. The registration fees capitalized are the initial costs to obtain the license. The licenses have nominal annual renewal costs. These subscriptions are amortized over a 15-year period.

	March 31, 2019	December 31, 2018
License Agreement	$5,300	$5,300
Product License and Registration	63,300	57,300
Trade Secret – IP	32,500	32,500
	$101,100	$95,100
Less: accumulated amortization	(15,599)	(13,903)
	$85,501	$81,197

Amortization expense for the periods ending March 31, 2019 and 2018 was $1,696 and $1,629, respectively.

7.	Derivative Liability:

On January 8, 2019, the Company granted 500,000 shares of restricted common stock to an officer, which will vest upon the achievement of certain market condition milestones. The conditions for vesting require that the Company’s stock price appreciate to $8.00 per share with minimum average daily trading volume thresholds. The Company determined that these vesting conditions represent a derivative instrument. As of March 31, 2019, the fair value of this derivative liability is $711,019.

8.	Related Party Transactions:

During the three months ended March 31, 2019, the Company had sales from Super Farm LLC totaling $190,120 and $51,110 sales from De Best Inc. One of the officers of the Company, Joshua Haupt, currently owns 20% of both De Best and Super Farm. The Company gives a larger discount on nutrient sales to related parties than non-related parties. As of March 31, 2019, the Company had accounts receivable balance with Super Farm LLC totaling $46,780 and $13,660 accounts receivable from De Best Inc. During the three months ended March 31, 2019, the Company had discount of sales associated with Super Farm LLC totaling $94,860 and $25,055 from De Best Inc.

During the three months ended March 31, 2019, the Company had sales from Future Vision dba Medicine Man Denver totaling $71,955 and discount of sales totaling $36,178. As of March 31, 2019, the Company had an accounts receivable balance owed from Future Vision totaling $33,392. As of March 31, 2019, the Company had sales from Med Pharm Holdings totaling $11,995 and discount of sales totaling $7,498. As of March 31, 2019, the Company had an accounts receivable balance owed from Med Pharm Holdings totaling $3,227. Our Chief Executive Officer, Andy Williams, currently owns 38% of Future Vision dba Medicine Man Denver. Andy Williams also owns 10% of Med Pharm Holding.

9.	Goodwill and Acquisition accounting:

On June 3, 2017, the Company issued an aggregate of 7,000,000 shares of its common stock for 100% ownership of both Success Nutrients and Pono Publications. The Company accounted for the acquisition utilizing purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in $6,301,080 of Goodwill. The ASC at 350-20-35-3A directs that “An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company had a valuation done at this time and the value exceeded the purchase price indicating that there would not be any impairment.

On July 21, 2017, the Company issued 2,258,065 shares of its Common Stock for 100% ownership of Denver Consulting Group (“DCG”). The Company accounted for the acquisition utilizing purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in $3,003,226 of Goodwill. The ASC at 350-20-35-3A directs that “An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill”. The Company obtained an independent valuation of the DCG on September 27, 2017. The fair market value on September 27, 2017 of DCG was $3,650,000, thus creating a fair market value greater than the carrying value of Goodwill. The ASC at 350-20-35-3D directs that “If an entity determines that it is not more likely that the fair value of a reporting unit is less than its carrying amount, then Goodwill impairment is unnecessary.”

On September 17, 2018, we closed the acquisition of Two JS LLC, dba The Big Tomato, a Colorado limited liability company. (“Big T” or “Big Tomato”). The Company issued an aggregate of 1,933,329 shares of its common stock for 100% ownership of Big Tomato. The Company accounted for the transaction utilizing purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in the Company valuing the investment as $3,000,000 of Goodwill. At September 17, 2018, the Company’s per share value of Common Stock was $1.55. There is no requirement for Big Tomato to have independent audited financial statement for the prior two fiscal years and any interim periods because the aggregate value of the acquisition is less than 20% of the Company’s current assets.

Big Tomato Balance Sheet

	Book/Fair Value		Book/Fair Value
Assets		Liabilities
Inventory	291,000	Accounts payable	272,266
Other assets	4,950	Customer Deposits	23,684
	295,950		295,950

Purchase Price (1,933,329*1.5517)
3,000,000
Less: BV of Assets	(295,950)
Add: BV of Liabilities	295,950
Goodwill	3,000,000

As of March 31, 2019, the Company’s had Goodwill of $12,304,306. This amount consisted of $3,003,226 from the DCG acquisition, $6,301,080 from the Pono and Success acquisition and $3,000,000 from the Big Tomato acquisition. As of March 31, 2019, no impairment is necessary.

10.	Net Income (Loss) per Share:

In accordance with ASC Topic 280 – “Earnings per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's quarterly earnings for the period ended March 31, 2019 and 2018 basic and diluted (loss) earnings per share $(0.10) and $0.00, respectively.

11.	Inventory:

As of March 31, 2019, and December 31, 2018, respectively, the Company had $371,649 and $489,239 of finished goods inventory. The Company only has finished goods within inventory because it does not produce any of its products. All inventory is produced by a third party. The Company uses the FIFO inventory valuation method. During 2019 and 2018, the Company had $0 obsolescence within its inventory.

12.	Note Payable:

As of March 31, 2019, and December 31, 2018, the Company had a note payable balance of $0 and $0, respectively. The Company had a note payable to an officer of the Company, Joshua Haupt. The balance of the note as of December 31, 2017 of $58,280 was repaid in full during the quarter ended March 31, 2018.

13.	Leases:

Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For those leases with a term greater than one year, the Company recognizes on the balance sheet at the time of lease commencement or modification a right of use (“RoU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. RoU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The Company's lease population consists of real estate leases for office spaces. The Company elected to combine the lease and related non-lease components for its operating leases.

The Company’s operating leases include options to extend or terminate the lease, which are not included in the determination of the RoU asset or lease liability unless reasonably certain to be exercised. The Company's operating leases have remaining lease terms of less than two years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the Company's leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The discount rate used in the computations was 6%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	March 31, 2019
Asset
Operating lease asset	Non-Current Assets	$238,667
Liabilities
Operating lease liability	Non-Current Liabilities	$237,384

Lease Costs

The table below summarizes the components of lease costs for the three months ended March 31, 2019.

Three Months Ended March 31, 2019
Operating lease costs	$39,589

Maturities of Lease Liabilities

Maturities of lease liabilities as of March 31, 2019 are as follows:

2019 fiscal year	$188,856
2020 fiscal year	67,904
Total lease payments	256,760
Less: Interest	(21,553)
Present value of lease liabilities	$235,207

The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2018:

2019 fiscal year	$248,808
2020 fiscal year	$67,904

14.	Commitments and Concentrations:

Over the past three years, the Company has supported legislation in Colorado to allow licensed cannabis companies in Colorado to trade their securities, provided they are reporting companies under the Securities Exchange Act of 1934, as amended. HB19-1090 titled, “Publicly Licensed Marijuana Companies” is currently under consideration in the Colorado legislature. The bill, if signed into law, repeals the provision that prohibits publicly traded corporations from holding a marijuana license in Colorado. Should this legislation be adopted we intend to acquire cannabis licensed companies within Colorado.

The Company has executed binding term sheets with three entities for potential acquisitions and has issued common stock purchase warrants to each to become effective for execution in the event that such legislation passes. The term sheets provide for the issuance of shares of common stock to the targets at an initial price per share of $1.32, with the final price to be determined based on the fair market valuation, which is subject to an independent valuation assessment. The shares will be issued as part of the consideration to the acquisition targets, which acquisitions are subject to certain closing conditions.

Our Chief Executive Officer, Andrew Williams, serves as an officer/manager and has an ownership interest in each of the targets that are parties to the binding term sheets.

15.	Warrants:

The Company issued one round of warrants related to various equity transactions that was approved by the Board on June 3, 2017 and issued on June 19, 2017. Since the terms were not established until June 19, 2017, the warrants were valued as of the date the terms were fixed. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under ASC 480. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing model, as described in the stock-based compensation paragraph of Note 2 above, based on the estimated market value of the underlying common stock at the valuation measurement date of $1.50, the remaining contractual term of the warrant of 2.5 years, risk-free interest rate of 1.38% and expected volatility of the price of the underlying common stock of 126%. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black Scholes option-pricing model are moderately judgmental.

During the year ended December 31, 2017, the Company issued 1,500,566 common stock purchase warrants with an exercise price of $1.33 per share, expiring on March 17, 2019. As of December 31, 2017, none of the warrants were exercised. The common stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the period ended December 31, 2017, the Company issued 2,000,000 common stock purchase warrants to three employees of the Company with an exercise price of $1.445 per share, expiring on December 31, 2019. As of March 31, 2018, all these warrants were exercised.

During the year ended December 31, 2018, the Company issued 250,000 common stock purchase warrants to one employee of the Company with an exercise price of $1.49 per share for a period of time expiring on December 31, 2021. The Company accounts for the warrant in accordance with the US GAAP accounting guidance under ASC 480. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing model based on the estimated market value of the underlying common stock at the valuation measurement date of $1.49, the remaining contractual term of the warrant of 3 years, risk-free interest rate of 2.48% and expected volatility of the price of the underlying common stock of 126%. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black Scholes option-pricing model are moderately judgmental.

Number of shares
Balance as of January 1, 2019	2,647,461
Warrants forfeited	(1,500,566)
Balance as of March 31, 2019	1,146,895

16.	Segment Information:

The Company has two identifiable segments as of March 31, 2019; licensing/consulting and products. The products segment sells merchandise directly to customers via e-commerce portals, through our proprietary websites and retail location. The licensing/consulting segment sales derives its revenue from licensing/consulting agreements with cannabis related entities. The following information represents segment activity for the three-month periods ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019			2018
	Products	Licensing and Consulting	Total	Products	Licensing and Consulting	Total
Revenues	$1,578,307	$425,169	$2,003,476	$459,335	$751,702	$1,211,037
Intangible assets amortization	$1,563	$133	$1,696	$1,496	$133	$1,629
Depreciation	$1,700	$8,951	$10,651	$1,700	$17,891	$19,591
Income (loss) from operations	$(57,687)	$(2,854,131)	$(2,911,818)	$(71,561)	$89,588	$18,027
Segment assets	$5,212,682	$12,551,669	$17,764,351	$566,681	$10,820,260	$11,386,941

17.	Tax Provision:

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards. The Company had no tax provisions as of March 31, 2019 and December 31, 2018. The company had a net loss during the quarter ended March 31, 2019, increased the net loss carryforward.

18.	Subsequent events:

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2019 and 2018

During the three months ended March 31, 2019, we generated revenues of $2,003,476, including product sales of $1,544,300, consulting and licensing services of $452,380, and other operating revenues of $6,796as compared with the three months ended March 31, 2018, where we generated revenues of $1,211,037, of which $459,335 was related to product sales, $717,527 was related to consulting and licensing services, and $34,175 was related to other operating revenues. In comparison to the March 31, 2018, consulting and licensing revenues, were consistent quarter over quarter. Overall revenue increased during this three-month period over that of the prior year by 165% of $792,439.

Cost of goods and services, consisting of expenses related to delivery of services and product procurement, was $1,598,712 during the three months ended March 31, 2019, compared to $373,518 during the comparable period in 2018. This increase was due to the increase in sales of goods and increase in salaries for the period.

Operating expenses during the three months ended March 31, 2019, were $2,632,791 consisting of professional fees of $1,901,764, salaries and bonuses of $435,721, and general and administrative expense of $295,306, compared to operating expenses of $819,492 incurred during the three months ended March 31, 2018, an increase of $1,813,299. The increase in operating expenses during the three-month period ended March 31, 2019 were primarily attributable to salaries and related expenses, professional fees and as well as the cost increase of additional staff needed to service our expanding client base as reflected in our operating expense category.

As a result, we generated a net loss of $2,911818 during the three months ended March 31, 2019 (or a loss of approximately $0.10 per share), compared to net income of $25,424 during the three months ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2019, we had $699,979 in cash on hand.

Net cash provided by operating activities was $373,551 during the three-month period ended March 31, 2019, compared to cash used from operating activities of $(298,814) for the similar period in 2018, an increase of $664,968.

Cash flows used for investing activities was $152,318 during the three-month period ended March 31, 2019, compared to cash used of $67,316 for the similar period in 2018.

Cash flows from financing activities was $156,958 during the three-month period ended March 31, 2019, compared to $0 for the similar period in 2018. In 2018 the Company received proceeds of $1,000,000 from the private sale of our common stock.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019 and December 31, 2018.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we issued an aggregate 118,013 shares of our Common Stock to accredited investors for gross proceeds of $156,956.

Also, during the three months ended March 31, 2019, we issued an aggregate of 550,000 shares of our Common Stock valued at $755,000 to directors of our Company for board service and an aggregate of 163,775 shares of our Common Stock valued at $274,221 to contractors for services rendered.

The Company relied upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act of 1934, as amended, in connection with the foregoing issuances.

Item 3. Defaults upon Senior Securities

None.

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

Dated: May 20, 2019	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Andrew Williams
Andrew Williams, Chief Executive Officer (Principal Executive Officer)

By: /s/ Paul Dickman
Paul Dickman, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

