Form 10-Q/A
period 2019-03-31
Medicine Man Technologies, Inc.
filed 2019-05-23
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Medicine Man Technologies Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 20, 2019 (the “Original Filing Date”).

The Company is filing this Amendment solely to check the box on the cover page of the Form 10-Q to indicate that the Company is not a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Except for the foregoing, no other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-Q.

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

* (Previously filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: May 23, 2019	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Andrew Williams
Andrew Williams, Chief Executive Officer (Principal Executive Officer)

By: /s/ Paul Dickman
Paul Dickman, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

