Form 10-Q
period 2019-06-30
Medicine Man Technologies, Inc.
filed 2019-08-14
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(303) 371-0387

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

As of August 14. 2019, the Registrant had 35,802,628 shares of Common Stock issued and outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEET

Expressed in U.S. Dollars

	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$4,347,495	$321,788
Accounts receivable	1,811,417	2,587,380
Inventory	533,083	489,239
Other assets	200,103	50,824
Total current assets	6,892,098	3,449,231
Noncurrent assets:
Fixed assets, net accumulated depreciation of $174,633 and $149,015	76,335	94,640
Goodwill	12,304,306	12,304,306
Intangible assets, net accumulated amortization of $17,328 and $13,903	83,772	81,197
Investment	1,482,614	2,199,344
Note receivable – noncurrent, net	322,246	92,888
Operating lease right of use assets	203,505	–
Total noncurrent assets	14,472,778	14,772,375
Total assets	$21,364,876	$18,221,606

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$756,682	$202,515
Accounts payable – related party	–	71,312
Accrued expenses	563,582	291,084
Derivative liabilities	5,655,123	–
Income taxes payable	582,931	582,931
Total current liabilities	7,558,318	1,147,842
Noncurrent liabilities:
Lease liabilities	179,610	–
Total noncurrent liabilities	179,610	–
Total liabilities	7,737,928	1,147,842

Commitments and contingencies, note 13
Shareholders’ equity
Common stock $0.001 par value. 90,000,000 authorized, 31,769,511 and 27,753,310 were issued and outstanding June 30, 2019 and December 31, 2018, respectively.	31,890	27,875
Additional paid-in capital	28,522,800	20,239,163
Additional paid-in capital – warrants	2,647,461	2,647,461
Retained earnings	(17,575,203)	(5,840,735)
Total shareholders' equity	13,626,948	17,073,764

Total liabilities and stockholders’ equity	$21,364,876	$18,221,606

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Six Months Ended June 30, 2019 and 2018

Expressed in U.S. Dollars

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating revenues:
Product sales, net	$1,212,499	$200,252	$2,596,209	$558,296
Product sales – related party, net	119,480	180,447	280,070	281,738
Consulting, licensing and Cultivation Max fees	422,596	1,010,761	876,265	1,728,288
Other operating revenues	3,244	26,227	8,751	60,402
Total revenue	1,757,819	1,417,687	3,761,295	2,628,724

Cost of goods and services:
Cost of goods and services	$1,086,413	$380,396	$2,685,125	$753,914
Total cost of goods and services	1,086,413	380,396	2,685,125	753,914

Gross profit	$671,406	$1,037,291	$1,076,170	$1,874,810

Operating expenses:
Selling, general and administrative expenses	$454,389	$179,878	$823,195	$501,800
Professional services	863,068	250,076	1,633,849	480,591
Salaries, benefits and related expenses	446,837	454,165	809,058	721,220
Stock based compensation	2,225,406	–	2,980,406	–
Derivative expense – contingent compensation	5,024,576	–	5,400,559	–
Total operating expenses	$9,014,276	$884,119	$11,647,067	$1,703,611

Income from operations	$(8,342,870)	$153,172	$(10,570,897)	$171,199

Other income (expense):
Interest income (expense), net	$(192,277)	$32,836	$(192,277)	$40,233
Other income (expense)	–	(4,316)	–	(4,316)
Unrealized gain (loss) on derivative liabilities	80,472	–	(254,564)	–
Unrealized gain (loss) on investments	(367,975)	–	(716,730)	–
Total other income (expense)	(479,780)	28,520	(1,163,571)	35,917

Net income (loss)	$(8,822,650)	$181,692	$(11,734,468)	$207,116

Earnings (loss) per share attributable to common shareholders:
Basic and diluted earnings (loss) per share	$(0.30)	$0.01	$(0.40)	$0.01
Weighted average number of shares outstanding - basic and diluted	29,857,473	25,019,981	29,113,665	25,019,981

Other comprehensive income (loss), net of tax
Total other comprehensive income (loss), net of tax	–	–	–	–

Comprehensive income (loss)	$(8,822,650)	$181,692	$(11,734,468)	$207,116

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six months Ended June 30, 2019 and 2018

Expressed in U.S. Dollars

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2017	22,991,137	$23,113	$17,505,697	$(6,789,650)	$10,739,160

Net income (loss)	–	–	–	207,116	207,116
Issuance of common stock in connection with sales made under private or public offerings	937,647	938	992,062	–	1,000,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	1,091,197	1,091	(1,091)	–	–

Balance, June 30, 2018	25,019,981	$25,142	$18,503,668	$(6,582,534)	$11,946,276

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2018	27,753,310	$27,875	$22,886,624	$(5,840,735)	$17,073,764

Net income (loss)	–	–	–	(11,734,468)	(11,734,467)
Issuance of common stock in connection with sales made under private or public offerings	2,200,000	2,200	4,397,800	–	4,400,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	452,426	452	601,273	–	601,725
Issuance of common stock as compensation to employees, officers and/or directors	1,190,000	1,190	2,723,710	–	2,724,900
Issuance of common stock in exchange for consulting, professional and other services	173,775	173	305,348	–	305,521
Stock based compensation expense related to common stock options	–	–	255,506	–	255,506

Balance, June 30, 2019	31,769,511	$31,890	$31,170,261	$(17,575,203)	$13,626,948

The accompanying notes are an integral part of the consolidated financial statements.

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the Six months Ended June 30, 2019 and 2018

Expressed in U.S. Dollars

	2019	2018
Cash flows from operating activities
Net income for the period	$(11,734,468)	$207,116
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,042	34,632
Common stock issued in exchange for fees and services	210,521	–
Derivative expense	5,400,559	–
Loss on change in derivative liabilities	254,563	–
Loss on investment, net	716,730	–
Stock based compensation	2,980,406	–
Changes in operating assets and liabilities
Note receivable	–	(4,877)
Accounts receivable	775,962	(850,223)
Inventory	(43,844)	38,524
Prepaid expenses and other current assets	(54,279)	(25,001)
Operating lease right of use assets and liabilities	(45,226)	–
Accounts payable and other liabilities	776,684	(257,571)
Net cash used from operating activities	(733,348)	(857,400)

Cash flows from investing activities
Purchase of fixed assets	(7,312)	16,188
Purchase of intangible assets	(6,000)	–
Short term debt	–	(58,280)
Issuance of notes receivable	(229,358)	–
Net cash used in investing activities	(242,670)	(42,092)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,400,000	1,000,000
Proceeds from exercise of common stock purchase warrants, net of issuance costs	601,725	–
Net cash earned for financing activities	5,001,725	1,000,000

Net decrease in cash and cash equivalents	4,025,707	100,508
Cash and cash equivalents - beginning of period	321,788	748,715
Cash and cash equivalents - end of period	$4,347,495	$849,223

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

Organization and Nature of Operations

Business Description – Business Activity

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

1.	Liquidity and Capital Resources

During the quarters ending June 30, 2019 and 2018, the Company primarily used revenues from its operation supplemented by cash to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $4,347,495 and $321,788 classified as cash and cash equivalents as of June 30, 2019, and December 31, 2018, respectively.

The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be more than the insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

In an effort to mitigate credit risk, the Company may purchase highly liquid investments with an original maturity of three months or less. On June 25, 2019, the Company purchased a United States Treasury Bill that matures on July 23, 2019 and bears interest at 2.06%.

The following table depicts the composition of the Company’s cash and cash equivalents as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018

Deposits placed with banks	$1,352,208	$321,788
United States Treasury Bills	2,995,287	–
Total cash and cash equivalents	$4,347,495	$321,788

The Company has recently elected to accelerate its organic growth path through additional marketing, team development, synergistic acquisitions, and other corporate activities wherein it expects to generate negative cash flow and an additional demand for capital to fuel such growth.

The Company has commenced legal action against a client for breach of contract, adding a significant value to its receivables for fees that had been booked due to forbearance grants by the Company that were subsequently violated, causing the Company to increase its receivables accordingly (see Note 17 – Subsequent Events and Part II, Item 1, Legal Proceedings for more information).

2.	Critical Accounting Policies and Estimates

Basis of Presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Fair Value Measurements

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2019	December 31, 2018
Level 3 – Non-Marketable Securities – Non-recurring	$1,482,614	$2,199,344

Non-Marketable Securities at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. The level 3 position consist of investments accounted for under the cost method. The Level 3 position consists of investments in equity securities held in private companies.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Accounts Receivable

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

The following table depicts the composition of our accounts receivable as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018

Accounts receivable – trade	$470,584	$1,180,757
Accounts receivable – related party	59,322	125,112
Accounts receivable – litigation	1,281,511	1,281,511
Total accounts receivable	$1,811,417	$2,587,380

The Company commenced legal action against a customer for breach of contract, adding a significant value into its receivables for fees that had been booked due to forbearance grants by the Company that were subsequently violated, causing the Company to increase its receivables accordingly. At June 30, 2019 and December 31, 2018, the accounts receivable for this matter totaled $1,281,511, and the revenue earned, all during the year ended December 31, 2018, was $1,518,099. Further, the Company provided services to this Client for a period of thirteen months, agreeing conditionally to three modifications in December of 2017, March of 2018, and May of 2018 to forego certain revenue sharing payments in accordance with the agreement with the Client, which the Client subsequently violated. In July 2018, the Company engaged legal counsel in Clark County Nevada to pursue the default and collect the payments due the Company pursuant to the terms of the agreement with the Client. (See Note 17 – Subsequent Events and Part II, Item 1, Legal Proceedings for more information).

On March 22, 2019, the Company entered into an Agreement of Sale of Future Receipts (“Factoring Agreement”) with Libertas Funding, LLC (“Purchaser”). Under the terms of the Factoring Agreement, the Purchaser acquired $810,000 of certain future receivables from the Company for $582,000 in net proceeds. The Company is required to repay Purchaser $24,107 weekly for an estimated term of eight months.

Due to the low volume of write offs, the Company uses the direct write off method versus having an allowance for uncollectible debts. The Company did not write off any of its accounts receivable in either of the six-month periods ending June 30, 2019 or 2018.

Notes Receivable

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

As of June 30, 2019 and December 31, 2018, the Company loaned to AMC a total of $237,246 and $92,888, respectively. The Company classified these loans as long-term notes receivable on its consolidated balance sheets as of June 30, 2019, and December 31, 2018, respectively.

Other Assets (Current and Non-Current)

Other assets at June 30, 2019, and December 31, 2018 were $200,103 and $50,824, respectively and as of June 30, 2019 this balance included $180,653 in prepaid expenses and $19,450 in two security deposits.

Accounts Payable

In June 2019, the Company requested an early payoff amount to repay all amounts outstanding under the Factoring Agreement (see Note 2 – Critical Accounting Policies and Estimates, Accounts Receivable) prior to the conclusion of its term. As of June 30, 2019, a balance of $436,607 remained unpaid and was included in the Company’s accounts payable. The Company recorded $192,277 in interest expense related to the Factoring Agreement during the six months ended June 30, 2019.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2019, and December 31, 2018 were $563,582 and $291,084, respectively. At June 30, 2019, this was comprised of customer deposits of $163,568, accrued payroll of $122,706, and operating expenses of $277,308.

At December 31, 2018, this was comprised of $163,568 in customer deposits, $21,330 in deferred rent expense and $106,185 in accrued payroll.

Fair Value of Financial Instruments

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

Revenue Recognition and Related Allowances

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

Revenue from seminar fees is related to one-day seminars and is recognized as earned upon the completion of the seminar. The Company also recognizes expense reimbursement from clients as revenue for expenses incurred during certain jobs.

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

Costs of Goods and Services Sold

Costs of goods and services sold are comprised of related expenses incurred while supporting the implementation and sales of the Company’s products and services.

General and Administrative Expenses

General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s services.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $73,088 and $128,489 for the three and six months ended June 30, 2019, respectively, as compared to $28,396 and $77,540, respectively, for the three and six months ended June 30, 2018.

Stock Based Compensation

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the Company’s stock being traded the Company used the most recent valuation. The Company recognized $2,225,406 in expenses for stock-based compensation to employees and consultants during both the three and six months ended June 30, 2019. The Company did not recognize any such expenses during either the three or six months ended June 30, 2018.

Income Taxes

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

Management Fee Contracts

In February 2017, the Company entered into a Merger Agreement with Pono Publications Ltd. (“Pono”), as well as a Share Exchange Agreement with Success Nutrients, Inc. (“SN”), each a Colorado corporation, in order to facilitate the acquisition of both of these entities. The ratification of the acquisition of these companies required the approval of the holders of a majority of the Company’s shareholders, which was submitted for such approval at the Company’s annual shareholder meeting held on May 2017. The relevant agreements provide that the effective date for accounting purposes would be April 1, 2017. Success Nutrients became a wholly owned subsidiary of Medicine Man Technologies, Inc. and the business conducted by Pono was incorporated into a newly formed wholly owned subsidiary, Medicine Man Consulting, Inc., which is also where the Company continues to conduct its consulting service business.

3.	Recent Accounting Pronouncements

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements. The new guidance will classify leases as either finance or operating (similar to current standard’s “capital” or “operating” classification), with classification affecting the pattern of income recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has adopted this pronouncement and has reflected the value of all leases within the Balance Sheet of the Company.

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

4.	Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	June 30, 2019	December 31, 2018
Furniture & Fixtures	$103,747	$98,395
Marketing Display	36,900	36,900
Vehicles	34,000	34,000
Office Equipment	76,321	74,361
	$250,968	$243,655
Less: Accumulated Depreciation	(174,633)	(149,015)
	$76,355	$94,640

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture & Fixtures	3 years
Marketing Display	3 years
Vehicles	3 years
Office Equipment	3 years

Depreciation expense for the three and six months ended June 30, 2019 was $14,966 and $25,617, respectively, compared to $18,693 and $31,375, respectively, for the three and six months ended June 30, 2018.

5.	Intangible Asset

On May 1, 2014, the Company entered into a non-exclusive Technology License Agreement with Futurevision, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation, dba Medicine Man Denver (“Medicine Man Denver”), a company owned and controlled by affiliates of the Company, whereby Medicine Man Denver granted a license to use all of its proprietary processes it developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future). As payment for the license rights, the Company issued Medicine Man Denver (or its designees) 5,331,000 shares of the Company’s common stock. The Company accounted for this license in accordance with ASC 350-30-30 “Intangibles – Goodwill and Other by recognizing the fair value of the amount paid by the company for the asset at the time of purchase. Since the Company has a limited operating history, management determined to use par value as the value recognized for the transaction. Since the term of the initial license agreement is ten (10) years, the cost of the asset will be recognized on a straight-line basis over the life of the agreement. In addition, each period the Company will evaluate the intangible asset for impairment. As of June 30, 2019, no impairment was deemed necessary.

During 2017, the Company acquired two intangible assets as part of the acquisition of Success and Pono. The Company acquired product registrations in California, Oregon, Colorado, Michigan, Arizona, Washington and Canada. The registrations allow the Company to sell its products within each of the regions. Registration fees are capitalized based upon the initial costs incurred to obtain the license. The licenses have nominal annual renewal costs. These subscriptions are amortized over a 15-year period.

During 2017, the Company acquired an intangible asset related to the development of a product nutrient recipe. The intellectual property is being amortized over its 15-year economic life. The intangible asset is considered an indefinite lived asset; however, the Company elected to treat it as an amortizable asset based upon its estimated useful life.

During 2017, the Company acquired an additional intangible asset The Company acquired product license and registration rights in Florida, Illinois, Maine, Massachusetts, Minnesota, Nevada and Ohio. The registrations allow the Company to sell their product within each of the region. Registration fees are capitalized based upon the initial costs incurred to obtain the license. The licenses have nominal annual renewal costs. These subscriptions are amortized over a 15-year period.

	June 30, 2019	December 31, 2018
License Agreement	$5,300	$5,300
Product License and Registration	63,300	57,300
Trade Secret – IP	32,500	32,500
	$101,100	$95,100
Less: accumulated amortization	(17,328)	(13,903)
	$83,772	$81,197

Amortization expense for the three and six months ended June 30, 2019 was $1,729 and $3,425, respectively, compared to $1,628 and $3,257, respectively, for the three and six months ended June 30, 2018.

6.	Derivative Liability

During the six months ended June 30, 2019, the Company entered into employment agreements with certain key officers that contained contingent consideration provisions based upon the achievement of certain market condition milestones. The Company determined that each of these vesting conditions represented derivative instruments.

On January 8, 2019, the Company granted the right to receive 500,000 shares of restricted common stock to an officer, which will vest at such time that that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds.

On April 23, 2019, the Company granted the right to receive 1,000,000 shares of restricted common stock to an officer, which will vest at such time that that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds. Similarly, on June 11, 2019, the Company granted the right to receive 1,000,000 shares of restricted common stock to an officer, which will vest at such time that that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds.

The Company accounts for derivative instruments in accordance with the US GAAP accounting guidance under ASC 815 “Derivatives and Hedging Activities”. The Company estimated the fair value of these derivatives at the respective balance sheet dates using the Black-Scholes option pricing model based upon the following inputs: (i) stock price on the date of grant ranging from $1.32 - $3.75, (ii) the contractual term of the derivative instrument of 3 years, (iii) a risk-free interest rate ranging between 1.71% - 2.57% and (iv) an expected volatility of the price of the underlying common stock ranging between 219% - 274%.

As of June 30, 2019, the fair value of these derivative liabilities is $5,655,123. The change in the fair value of derivative liabilities for the six months ended June 30, 2019 was $254,564 resulting in an aggregate loss on derivative liabilities.

7.	Related Party Transactions

During the six months ended June 30, 2019, the Company had sales from Super Farm LLC totaling $306,280 and $96,260 sales from De Best Inc. One of the officers of the Company, Joshua Haupt, currently owns 20% of both De Best and Super Farm. The Company gives a larger discount on nutrient sales to related parties than non-related parties. As of June 30, 2019, the Company had accounts receivable balance with Super Farm LLC totaling $9,552 and $3,885 accounts receivable from De Best Inc. During the six months ended June 30, 2019, the Company had discount of sales associated with Super Farm LLC totaling $153,140 and $48,130 from De Best Inc.

During the six months ended June 30, 2019, the Company had sales from Future Vision dba Medicine Man Denver totaling $143,005 and discount of sales totaling $71,503. As of June 30, 2019, the Company had an accounts receivable balance owed from Future Vision totaling $40,690. As of June 30, 2019, the Company had sales from Med Pharm Holdings totaling $14,795 and discount of sales totaling $7,498. As of June 30, 2019, the Company had an accounts receivable balance owed from Med Pharm Holdings totaling $5,195. Our Chief Executive Officer, Andy Williams, currently owns 38% of Future Vision dba Medicine Man Denver. Andy Williams also owns 10% of Med Pharm Holding.

8.	Goodwill and Acquisition Accounting

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

Big Tomato Balance Sheet

	Book/Fair Value		Book/Fair Value
Assets		Liabilities
Inventory	291,000	Accounts payable	272,266
Other assets	4,950	Customer Deposits	23,684
	295,950		295,950

Purchase Price (1,933,329*1.5517)
3,000,000
Less: BV of Assets	(295,950)
Add: BV of Liabilities	295,950
Goodwill	3,000,000

The following table sets forth the changes in the carrying amount of the Company’s goodwill at June 30, 2019, and December 31, 2018:

Balance, December 31, 2017	$9,304,306
Acquisition of Big Tomato	3,000,000
Balance, December 31, 2018	$12,304,306
Activity for the period ended June 30, 2019	–
Balance June 30, 2019	$12,304,306

As of June 30, 2019, the Company determined that no impairment is necessary.

9.	Net Income (Loss) per Share

In accordance with ASC Topic 280 – “Earnings per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's earnings (loss) per share on a basic and diluted basis were $(0.30) and $0.01 for the three months ended June 30, 2019 and 2018, respectively, and $(0.40) and $0.01 for the six months ended June 30, 2019 and 2018, respectively.

10.	Inventory

As of June 30, 2019, and December 31, 2018, respectively, the Company had $533,083 and $489,239 of finished goods inventory. The Company only has finished goods within inventory because it does not produce any of its products. All inventory is produced by a third party. The Company uses the FIFO inventory valuation method. As of June 30, 2019 and December 31, 2018, the Company did not have any obsolescence within its inventory.

11.	Note Payable

The Company had a note payable to an officer of the Company, Joshua Haupt. The balance of the note as of December 31, 2017 totaled $58,280 and was repaid in full during the quarter ended March 31, 2018.

12.	Leases

Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For those leases with a term greater than one year, the Company recognizes on the balance sheet at the time of lease commencement or modification of a right of use (“RoU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. RoU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The Company's leases consist of real estate leases for office spaces. The Company elected to combine the lease and related non-lease components for its operating leases.

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	June 30, 2019
Asset
Operating lease asset	Non-Current Assets	$203,505
Liabilities
Operating lease liability	Non-Current Liabilities	$179,610

Lease Costs

The table below summarizes the components of lease costs for the six months ended June 30, 2019.

Six Months Ended June 30, 2019
Operating lease costs	$79,178

Maturities of Lease Liabilities

Maturities of lease liabilities as of June 30, 2019 are as follows:

2019 fiscal year	$124,404
2020 fiscal year	67,904
Total lease payments	192,308
Less: Interest	(12,698)
Present value of lease liabilities	$179,610

The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2018:

2019 fiscal year	$248,808
2020 fiscal year	$67,904

13.	Commitments and Contingencies

Over the past three years, the Company has supported legislation in Colorado to allow licensed cannabis companies in Colorado to trade their securities, provided they are reporting companies under the Securities Exchange Act of 1934, as amended. HB19-1090 titled, “Publicly Licensed Marijuana Companies” is currently under consideration in the Colorado legislature. The bill, if signed into law, repeals the provision that prohibits publicly traded corporations from holding a marijuana license in Colorado. Should this legislation be adopted, the Company intends to acquire cannabis licensed companies within Colorado.

Effective January 10, 2019, the Company entered into binding term sheets to acquire three cannabis and cannabis related companies, including the following:

•	FutureVision 2020, LLC and Futurevision Ltd., Inc. dba Medicine Man (in the aggregate, “Medicine Man”), owners of several licensed dispensaries and a cultivation facility in the Denver, CO metro area. Medicine Man currently owns the only cannabis research license in the state of Colorado, with a federal research license pending. It is also a leading cultivator, retailer and one of the best-known brands in the cannabis sector, wining over a dozen industry awards. Medicine Man operates out of a 40,000-square foot cultivation operation and has four popular retail locations across the Denver metropolitan area;

•	MedPharm Holdings, LLC, a company that develops and manages intellectual property related to the manufacture and formulation of products containing cannabinoid extracts. Management of MDCL believes that this acquisition will bring world-class processing and pharmaceutical-grade products to the company; and

•	MX LLC, the holder of licenses that allow it to be a manufacturer of marijuana infused products (‘edibles”) in the Denver metro area. It is a licensee of MedPharm.

The term sheets provide for the issuance of shares of common stock to the targets at an initial price per share of $1.32, with the final price to be determined based on the fair market valuation, which is subject to an independent valuation assessment. Our Chief Executive Officer, Andrew Williams, serves as an officer/manager and has an ownership interest in each of the targets above.

On May 24, 2019, the Company entered into a binding term sheet with Farm Boy, LLC (“Farm Boy”) and Baseball 18, LLC (“Baseball”) setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Farm Boy and Baseball, respectively. As consideration, the Company shall pay a total purchase price of $5,937,500, subject to adjustment, consisting of $1,187,500 cash and 1,578,073 shares of its common stock, par value $0.001 per share. The 1,578,073 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to the execution date, which equated to $3.01 per share.

On May 24, 2019, the Company entered into a binding term sheet with Los Suenos, LLC (“Los Suenos”) and Emerald Fields Grow, LLC (“Emerald”) setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Los Suenos and Emerald, respectively. As consideration, the Company shall pay a total purchase price of $5,937,500, subject to adjustment, consisting of $1,187,500 cash and 1,578,073 shares of its common stock, par value $0.001 per share. The 1,578,073 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to the execution date, which equated to $3.01 per share.

On May 31, 2019, the Company entered into a binding term sheet with Mesa Organics Ltd., Mesa Organics II Ltd. and Mesa Organics III Ltd. (collectively referred to herein as “MesaPur”) setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of MesaPur. As consideration, the Company shall pay a total purchase price of $12,012,758, subject to adjustment, consisting of $2,402,552 cash and 2,801,809 shares of its common stock, par value $0.001 per share. The 2,801,809 shares were determined by averaging the closing price of Company’s common stock for the ten (10) days prior to the execution date, which equated to $3.43 per share.

On June 6, 2019, the Company entered into a binding term sheet with the stockholders of Green Equity S.A.S. (“Green Equity”), a Republic of Colombia simplified stock corporation, setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Green Equity. Green Equity, a company based in Bogota, Columbia, holds all four licenses in Columbia allowing it to grow, process, retail and export. As consideration, the Company shall pay a total purchase price of $5,400,000 consisting of $450,000 cash and 1,292,428 shares of its common stock, par value $0.001 per share. The 1,292,428 shares were determined by using the closing price of Company’s common stock on the day prior to the execution date, which equated to $3.83 per share.

These acquisitions are subject to various terms and the satisfaction of various conditions, including obtaining the approval of our shareholders, completion of financial audits for each company proposed to be acquired demonstrating that their financial condition are consistent with the representations made to us and execution of definitive agreements between the respective parties. In addition, because they are the holders of cannabis licenses issued by the Marijuana Enforcement Division (“MED”) in the State of Colorado, these acquisitions, with the exception of MedPharm, will require that proposals currently pending in the Colorado legislature to adopt and enact new laws which will allow for public company ownership of Colorado licensed business in the marijuana industry.

14.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at a par value of $0.001 and had 31,769,511 and 27,753,310 shares of common stock issued and outstanding as of June 30, 2019, and December 31, 2018, respectively.

Common Stock Issued in Private Placements

During the six months ended June 30, 2018, the Company sold 937,647 shares of common stock to an accredited investor in a private placement.

On June 5, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Investor and the Investor agreed to purchase, in a private placement, up to 7,000,000 shares of the Company’s common stock, at a price of $2.00 per share and warrants to purchase 100% of the number of shares of common stock sold. The warrants are for a term of three years and are exercisable at a price of $3.50.

At the initial closing on June 5, 2019, the Company issued and sold 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock, for gross proceeds of $3,000,000.

The Purchase Agreement contemplates the sale of additional shares of common stock, subject to certain closing conditions set forth in the Purchase Agreement, as follows: (i) 3,500,000 shares of common stock and warrants to purchase 3,500,000 shares of common stock at a second closing to be held on or before July 15, 2019; (ii) 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at a third closing; and (ii) 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at a fourth closing.

The Purchase Agreement was subsequently amended as described below in Note 18 - Subsequent Events.

During the six months ended June 30, 2019, the Company issued an additional 700,000 shares of common stock and warrants to purchase 700,000 shares of common stock, for gross proceeds of $1,400,000.

Common Stock Issued in Connection with the Exercise of Warrants

During the six months ended June 30, 2019, the Company issued 452,426 shares of common stock for proceeds of $601,725 under a series of stock warrant exercises with an exercise price of $1.33 per share.

Common Stock Issued as Compensation to Employees, Officers and Directors

On January 8, 2019, the Company granted to an officer of the Company, Paul Dickman, 500,000 shares of common stock, valued at $660,000.

On March 14, 2019, the Company granted 50,000 shares of common stock to James Toreson upon his resignation as a member of its board of directors for his service. These shares were valued at $95,000.

During the six months ended June 30, 2019, the Company issued an additional 640,000 shares of common stock valued at $1,969,900 to employees, officers and directors as compensation.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

Concurrent with his resignation as described above, the Company issued 50,000 shares of its common stock to Mr. Toreson in connection with a consulting agreement having a service period extending through May 31, 2020. These shares were valued at $95,000.

During the six months ended June 30, 2019, the Company issued an additional 123,775 shares of common stock valued at $210,521 to contractors and professionals in exchange for services provided.

Warrants

The Company accounts for common stock purchase warrants in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. The Company estimates the fair value of warrants at date of grant using the Black-Scholes option pricing model. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black Scholes option-pricing model are moderately judgmental.

During the year ended December 31, 2017, the Company issued 1,500,566 common stock purchase warrants with an exercise price of $1.33 per share, expiring on March 17, 2019. During the six months ended June 30, 2019, an aggregate of 452,426 of these warrants were exercised while the remaining warrants were forfeited.

During the period ended December 31, 2017, the Company issued 2,000,000 common stock purchase warrants to three employees of the Company with an exercise price of $1.445 per share, expiring on December 31, 2019. As of June 30, 2018, all these warrants were exercised.

During the year ended December 31, 2018, the Company issued 250,000 common stock purchase warrants to one employee of the Company with an exercise price of $1.49 per share for a period of time expiring on December 31, 2021. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.49, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate of 2.48% and (iv) an expected volatility of the price of the underlying common stock of 126%.

During the six months ended June 30, 2019, the Company issued 2,200,000 common stock purchase warrants to various accredited investors with an exercise price of $3.50 per share with an expiration date of three years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $3.50, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate of 1.81% and (iv) an expected volatility of the price of the underlying common stock of 158%.

Number of shares
Balance as of January 1, 2019	2,647,461
Warrants exercised	(452,426)
Warrants forfeited	(1,007,388)
Warrants issued	2,200,000
Balance as of June 30, 2019	3,387,647

15.	Segment Information

The Company has two identifiable segments as of June 30, 2019; (i) licensing and consulting and (ii) products. The products segment sells merchandise directly to customers via e-commerce portals, through our proprietary websites and retail location. The licensing and consulting segment sales derives its revenue from licensing and consulting agreements with cannabis related entities.

The following information represents segment activity for the six-month periods ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019			2018
	Products	Licensing and Consulting	Total	Products	Licensing and Consulting	Total
Revenues	$2,880,041	$881,253	$3,761,295	$830,034	$1,788,690	$2,628,724
Intangible assets amortization	$3,160	$265	$3,425	$2,993	$264	$3,257
Depreciation	$3,400	$22,217	$25,617	$3,628	$34,656	$38,284
Income (loss) from operations	$179,552	$(11,914,020)	$(11,734,468)	$(34,367)	$205,566	$171,199
Segment assets	$5,435,508	$15,929,368	$21,364,876	$1,376,223	$10,647,405	$12,023,628

16.	Tax Provision

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards. The Company had no tax provisions as of June 30, 2019 and December 31, 2018. The company had a net loss during the quarter ended June 30, 2019, increased the net loss carryforward.

17.	Subsequent events

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

On July 15, 2019, the Company entered into an amendment (the “Amendment”) to that certain securities purchase agreement (the “Purchase Agreement”) dated as of June 5, 2019, entered into between the Company and an accredited investor (the “Investor”). Pursuant to the Amendment, among other things, the Purchase Agreement was amended to provide for the sale, at the third closing, of a minimum of 3,000,000 shares of the Company’s common stock, with the Investor having the option to acquire up to an additional 2,500,000 shares of common stock for an aggregate of up to 5,500,000 shares of common stock and warrants to purchase 100% of the number of shares of common stock sold at the third closing.

The Amendment also removed as a closing condition to the second closing, the requirement that the Company shall have entered into definitive agreements for the acquisitions of each of (a) MedPharm LLC, (b) Futurevision 2020, LLC, Futurevision Ltd, and Medicine Man Longmont, LLC, collectively, (c) MX, LLC, (d) Los Sueños Farms, LLC, and (e) Farm Boy LLC and Baseball 18, LLC.

In addition, the Amendment removed all references to a fourth closing and the conditions for such closing, which were outlined in the Purchase Agreement.

On July 16, 2019, the Company issued and sold 3,500,000 shares of common stock and warrants to purchase 3,500,000 shares of common stock pursuant to the terms of the Purchase Agreement, as amended, for gross proceeds of $7,000,000.

On August 2, 2019, a jury in the District Court of Clark County, Nevada found in favor of the Company and against Vegas Valley Growers (“VVG”) and awarded the Company damages totaling $2,773,321 with respect to a complaint filed by the Company against VVG which alleged the breach by VVG of that certain Technologies License Agreement dated April 27, 2017 entered into between the parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in our 2018 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

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

We commenced our business on May 1, 2014 and currently generate revenues derived from licensing agreements with cannabis related entities, as well as sponsoring seminars offered to the cannabis industry and other business endeavors related to our core competencies. As of the date of this report we have or have had 45 fee generating clients in 14 different states. In addition, we operate a division that sells grower supplies and a plant nutrient product line.

Recent Developments

In the second quarter of 2019, the Company started to transitioned from being primarily a cannabis consulting and products company to becoming a company that operates plant touching production, processing, research and retail operations. This transition into operations was facilitated with the passage of Colorado House Bill 1090 signed by Governor Jared Polis on May 30, 2019. In the first two quarters of 2019 the Company invested a significant amount of time, effort and resources into preparing for this transition.

Through the date of this filing, the Company has entered into binding terms sheets to acquire the cannabis research, production, processing and distributions of various entities that we believe, once consummated, will generate material future revenues for the Company.

The target entities combined have the capacity to grow product over 1,275,680 square feet of cultivation including, 42,000 square feet of indoor cultivation; 14,000 square feet of greenhouse cultivation; and 1,219,680 square feet of outdoor cultivation. We believe this production capacity makes us one of the top five publicly traded, legal cannabis producers worldwide. Furthermore, upon the successful closing of these acquisitions, we will acquire the legal right and licensing necessary to expand our operations in a cost-efficient manner over an additional 100 hectares in Colombia.

The target entities own retail branded products that are currently distributed in over 400 retail locations throughout the state of Colorado, including Alivar; Become; Batch; Purplebees; and Dabble.

The acquisitions are subject to certain closing conditions including, compliance with all required regulatory requirements necessary to complete our acquisition of the target entities, which we believe will occur late in the first quarter of 2020. Likewise, we will continue to evaluate and negotiate additional acquisition opportunities in line with our growth strategy.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2019 and 2018

During the three months ended June 30, 2019, we generated revenues of $1,757,819 including (i) product sales of $1,331,979, (ii) consulting, licensing and Cultivation Max fees of $422,596, and (iii) other operating revenues of $3,244 as compared with the three months ended June 30, 2018, where we generated revenues of $1,417,687 including (i) product sales of $380,699, (ii) consulting, licensing and Cultivation Max fees of $1,010,761, and (iii) other operating revenues of $26,227. Revenue for the three months ended June 30, 2019 increased by $340,132, or approximately 24.0%, over the three months ended June 30, 2018.

Cost of goods and services, consisting of expenses related to delivery of services and product procurement, was $1,086,413 during the three months ended June 30, 2019, compared to $380,396 during the comparable period in 2018. This increase was due to increased sales of product and increased salaries and related employment costs.

Operating expenses during the three months ended June 30, 2019, were $9,014,276, compared to operating expenses of $884,119 incurred during the three months ended June 30, 2018, an increase of $8,130,157. The increase during the three-month period ended June 30, 2019 was primarily attributable to non-cash, stock-based compensation and derivative liability charges.

As a result, we generated a net loss of $8,822,650 during the three months ended June 30, 2019 (or a loss of approximately $0.30 per share), compared to net income of $181,692 during the three months ended June 30, 2018.

Comparison of Results of Operations for the six months ended June 30, 2019 and 2018

During the six months ended June 30, 2019, we generated revenues of $3,761,295 including (i) product sales of $2,876,279, (ii) consulting, licensing and Cultivation Max fees of $876,265, and (iii) other operating revenues of $8,751 as compared with the six months ended June 30, 2018, where we generated revenues of $2,628,724 including (i) product sales of $840,034, (ii) consulting, licensing and Cultivation Max fees of $1,728,258, and (iii) other operating revenues of $60,402. Revenue for the six months ended June 30, 2019 increased by $1,132,571, or approximately 43.1%, over the six months ended June 30, 2018.

Cost of goods and services, consisting of expenses related to delivery of services and product procurement, was $2,685,125 during the six months ended June 30, 2019, compared to $753,914 during the comparable period in 2018. This increase was due to increased sales of product and increased salaries and related employment costs.

Operating expenses during the six months ended June 30, 2019, were $11,647,067, compared to operating expenses of $1,703,611 incurred during the six months ended June 30, 2018, an increase of $9,943,456. The increase during the three-month period ended June 30, 2019 was primarily attributable to non-cash, stock-based compensation and derivative liability charges.

As a result, we generated a net loss of $11,734,468 during the six months ended June 30, 2019 (or a loss of approximately $0.40 per share), compared to net income of $207,116 during the six months ended June 30, 2018.

Liquidity and Capital Resources

At June 30, 2019, we had $4,347,495 in cash on hand.

Net cash used in operating activities was $733,348 during the six-month period ended June 30, 2019, compared to cash used from operating activities of $857,400 for the similar period in 2018, a decrease of $124,052.

Cash flows used for investing activities was $242,670 during the six-month period ended June 30, 2019, compared to cash used of $40,092 for the similar period in 2018.

Cash flows from financing activities was $5,001,725 during the six-month period ended June 30, 2019, compared to $1,000,000 for the similar period in 2018. During the six months ended June 30, 2019, the Company received proceeds of $4,400,000 from the private sale of our common stock as compared to $1,000,000 in proceeds from the private sale of our common stock during the six months ended June 30, 2018. Additionally, the Company received $601,725 in proceeds in connection with the exercise of common stock purchase warrants during the six-month period ended June 30, 2019.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended June 30, 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019 and December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. MMT intends to diligently pursue the suit and defend against the Counterclaim.

On August 2, 2019, a jury in the District Court of Clark County, Nevada found in favor of the Company and against VVG and awarded the Company damages totaling $2,773,321.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we sold 700,000 shares of our Common Stock with warrants to purchase 700,000 shares of common stock at an exercise price of $3.50 to accredited investors in a private offering for proceeds of $1,400,000.

Additionally, we issued an aggregate 334,413 shares of our Common Stock to accredited investors in connection with the exercise of warrants for gross proceeds of $444,769.

Lastly, we issued an aggregate of 640,000 shares of our Common Stock valued at $1,969,900 to employees, officers, and directors of our Company as bonus compensation and an aggregate of 10,000 shares of our Common Stock valued at $31,300 to contractors for services rendered.

The Company relied upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act of 1934, as amended, in connection with the foregoing issuances.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amendment to Bylaws (Incorporated by reference to current report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019)

4.1	Form of Warrant issued pursuant to Securities Purchase Agreement dated June 5, 2019 (Incorporated by reference to current report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019)

10.1	Securities Purchase Agreement dated June 5, 2019 (Incorporated by reference to current report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019)

10.2	Amendment to Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 17, 2019)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

Dated: August 14, 2019	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Andrew Williams
Andrew Williams, Chief Executive Officer (Principal Executive Officer)

By: /s/ Paul Dickman
Paul Dickman, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

