Form 10-Q
period 2019-09-30
Medicine Man Technologies, Inc.
filed 2019-11-12
CIK 1622879

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(Issuer’s telephone number, including area code)

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

As of November 8, 2019, the Registrant had 39,952,628 shares of Common Stock issued and outstanding.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	regulatory limitations on our products and services;

•	our ability to complete and integrate announced acquisitions;

•	general industry and economic conditions;

•	our ability to access adequate capital upon terms and conditions that are acceptable to us;

•	volatility in credit and market conditions;

•	other risks and uncertainties related to the cannabis market and our business strategy.

We operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

BALANCE SHEET

Expressed in U.S. Dollars

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$15,204,587	$321,788
Accounts receivable	1,901,019	1,180,757
Accounts receivable – related party	490,485	125,112
Inventory	407,708	489,239
Other assets	774,856	50,824
Total current assets	18,778,655	2,167,720
Noncurrent assets:
Fixed assets, net accumulated depreciation of $189,896 and $149,015	61,072	94,640
Goodwill	12,304,306	12,304,306
Intangible assets, net accumulated amortization of $19,058 and $13,903	76,309	81,197
Investment	741,307	2,199,344
Accounts receivable – litigation	3,063,968	1,281,511
Note receivable – noncurrent, net	237,246	92,888
Note receivable – related party	487,695	–
Operating lease right of use assets	168,344	–
Total noncurrent assets	17,140,247	16,053,886
Total assets	$35,918,902	$18,221,606

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$915,651	$202,515
Accounts payable – related party	20,703	71,312
Accrued expenses	485,292	291,084
Derivative liabilities	5,852,649	–
Income taxes payable	582,931	582,931
Total current liabilities	7,857,226	1,147,842
Noncurrent liabilities:
Lease liabilities	121,835	–
Total noncurrent liabilities	121,835	–
Total liabilities	7,979,061	1,147,842

Commitments and contingencies, note 13	–	–
Shareholders’ equity
Common stock $0.001 par value. 90,000,000 authorized, 39,369,511 and 27,753,310 were issued and outstanding September 30, 2019 and December 31, 2018, respectively.	39,490	27,875
Additional paid-in capital	44,656,071	20,239,163
Additional paid-in capital – warrants	2,647,461	2,647,461
Retained earnings	(19,403,181)	(5,840,735)
Total shareholders' equity	27,939,841	17,073,764

Total liabilities and stockholders’ equity	$35,918,902	$18,221,606

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Nine Months Ended September 30, 2019 and 2018

Expressed in U.S. Dollars

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating revenues:
Product sales, net	$2,147,182	$239,085	$4,743,391	$797,381
Product sales – related party, net	613,014	143,761	893,084	425,499
Consulting, licensing and Cultivation Max fees	781,021	3,244,285	1,657,286	4,972,573
Litigation revenue	1,782,457	1,015,154	1,782,457	1,015,154
Other operating revenues	15,195	30,234	23,946	90,636
Total revenue	5,338,869	4,672,519	9,100,164	7,301,243

Cost of goods and services:
Cost of goods and services	2,786,244	459,280	5,471,369	1,213,194
Total cost of goods and services	2,786,244	459,280	5,471,369	1,213,194

Gross profit	2,552,625	4,213,239	3,628,795	6,088,049

Operating expenses:
Selling, general and administrative expenses	718,990	259,900	1,092,702	710,647
Professional services	837,940	177,103	3,602,772	657,694
Salaries, benefits and related expenses	980,432	568,451	1,862,990	1,340,724
Stock based compensation	940,870	837,500	3,166,276	837,500
Derivative expense – contingent compensation	–	–	5,400,559	–
Total operating expenses	3,478,232	1,842,954	15,125,299	3,546,565

Income from operations	(925,607)	2,370,285	(11,496,504)	2,541,484

Other income (expense):
Interest income (expense), net	36,462	(17,794)	(155,815)	22,439
Other income (expense)	–	–	–	(4,316)
Unrealized gain (loss) on derivative liabilities	(197,526)	–	(452,090)	–
Unrealized gain (loss) on investments	(741,307)	2,598,110	(1,458,037)	2,598,110
Total other income (expense)	(902,371)	2,580,316	(2,065,942)	2,616,233

Net income (loss)	$(1,827,978)	$4,950,601	$(13,562,446)	$5,157,717

Earnings (loss) per share attributable to common shareholders:
Basic and diluted earnings (loss) per share	$(0.05)	$0.18	$(0.44)	$0.19
Weighted average number of shares outstanding - basic and diluted	35,115,889	27,578,310	31,136,392	27,578,310

Other comprehensive income (loss), net of tax
Total other comprehensive income (loss), net of tax	–	–	–	–

Comprehensive income (loss)	$(1,827,978)	$4,950,601	$(13,562,446)	$5,157,717

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine months Ended September 30, 2019 and 2018

Expressed in U.S. Dollars

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2017	22,991,137	$23,113	$17,505,697	$(6,789,650)	$10,739,160

Net income (loss)	–	–	–	5,157,717	5,157,717
Issuance of common stock in connection with sales made under private or public offerings	937,647	938	992,062	–	1,000,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	1,091,197	1,091	(1,091)	–	–
Issuance of common stock as compensation to employees, officers and/or directors	625,000	625	836,875	–	837,500
Issuance of common stock in connection with the acquisition of a business	1,933,329	1,933	2,998,067	–	3,000,000

Balance, September 30, 2018	27,578,310	$27,700	$22,338,610	$(1,691,933)	$20,734,377

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2018	27,753,310	$27,875	$22,886,624	$(5,840,735)	$17,073,764

Net income (loss)	–	–	–	(13,562,446)	(13,562,446)
Issuance of common stock in connection with sales made under private or public offerings	9,800,000	9,800	19,590,200	–	19,600,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	452,426	452	601,274	–	601,726
Issuance of common stock as compensation to employees, officers and/or directors	1,190,000	1,190	2,723,710	–	2,724,900
Issuance of common stock in exchange for consulting, professional and other services	173,775	173	305,348	–	305,521
Stock based compensation expense related to common stock options	–	–	1,196,376	–	1,196,376

Balance, September 30, 2019	39,369,511	$39,490	$47,303,532	$(19,403,181)	$27,939,841

The accompanying notes are an integral part of the consolidated financial statements.

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the Nine months Ended September 30, 2019 and 2018

Expressed in U.S. Dollars

	2019	2018

Cash flows from operating activities
Net income for the period	$(13,562,446)	$5,157,717
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,768	54,253
Common stock issued in exchange for fees and services	210,521	–
Derivative expense	5,400,559	–
Loss on change in derivative liabilities	452,091	–
Loss on investment, net	1,458,037	–
Stock based compensation	3,921,276	837,500
Changes in operating assets and liabilities
Note receivable	–	2,561
Accounts receivable	(2,868,093)	(1,566,811)
Inventory	81,530	(335,869)
Prepaid expenses and other current assets	(629,032)	(3,580)
Operating lease right of use assets and liabilities	(67,839)	–
Accounts payable and other liabilities	878,066	(61,879)
Net cash used from operating activities	(4,679,562)	4,083,892

Cash flows from investing activities
Purchase of fixed assets	(7,312)	–
Sale of assets	–	16,187
Short term debt	–	(58,280)
Issuance of notes receivable	(632,053)	–
Investment proceeds	–	(5,260,840)
Net cash used in investing activities	(639,365)	(5,302,933)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	19,600,000	1,000,000
Proceeds from exercise of common stock purchase warrants, net of issuance costs	601,726	–
Net cash earned for financing activities	20,201,726	1,000,000

Net decrease in cash and cash equivalents	14,882,799	(219,041)
Cash and cash equivalents - beginning of period	321,788	748,715
Cash and cash equivalents - end of period	$15,204,587	$529,674

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

Organization and Nature of Operations

Business Description – Business Activity

Medicine Man Technologies Inc. (the "Company") incorporated on March 20, 2014, in the State of Nevada. On May 1, 2014, the Company entered into an exclusive Technology License Agreement with Medicine Man Denver, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation (“Medicine Man Denver”) whereby Medicine Man Denver granted it a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “Medicine Man Denver License Agreement”).

The Company commenced its business on May 1, 2014 and currently generate revenues derived from licensing agreements with cannabis related entities, as well as sponsoring seminars offered to the cannabis industry and other business endeavors related to our core competencies.

1.	Liquidity and Capital Resources

During the quarters ending September 30, 2019 and 2018, the Company primarily used revenues from its operation supplemented by cash to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $15,204,587 and $321,788 classified as cash and cash equivalents as of September 30, 2019, and December 31, 2018, respectively.

The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be more than the insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

In an effort to mitigate credit risk, the Company may purchase highly liquid investments with an original maturity of three months or less. At September 30, 2019, the Company had two United States Treasury Bills with a maturity date of October 15, 2019 and bearing interest at a rate of approximately 1.69%.

The following table depicts the composition of the Company’s cash and cash equivalents as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018

Deposits placed with banks	$2,974,122	$321,788
United States Treasury Bills	12,230,465	–
Total cash and cash equivalents	$15,204,587	$321,788

The Company has recently elected to accelerate its organic growth path through additional marketing, team development, synergistic acquisitions, and other corporate activities wherein it expects to generate negative cash flow and an additional demand for capital to fuel such growth.

The Company has commenced legal action against a client for breach of contract, adding a significant value to its receivables for fees that had been booked due to forbearance grants by the Company that were subsequently violated, causing the Company to increase its receivables accordingly (see Part II, Item 1, Legal Proceedings for more information).

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net earnings and financial position.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2019	December 31, 2018

Level 3 – Non-marketable securities – non-recurring	$741,307	$2,199,344

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to licensing and consulting revenues are recorded at the time the milestone results in the funds being due being achieved, services are delivered, and payment is reasonably assured. Licensing and consulting revenues are generally collected from 30 to 60 days after the invoice is sent.

The following table depicts the composition of our accounts receivable as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018

Accounts receivable – trade	$1,901,019	$1,180,757
Accounts receivable – related party	490,485	125,112
Accounts receivable – litigation, non-current	3,063,968	1,281,511
Total accounts receivable	$5,455,472	$2,587,380

The Company commenced legal action against a customer for breach of contract, adding a significant value to its receivables for fees that had been booked, due to forbearance grants by the Company that were subsequently violated, causing the Company to increase its receivables accordingly. At September 30, 2019 and December 31, 2018, the accounts receivable for this matter totaled $2,773,321 and $990,864, and the related revenue recorded totaled $1,782,457 and $1,015,154 for the nine months ended September 30, 2019 and 2018, respectively.

On June 7, 2019 the company filed a complaint against a second customer in Clark County, Nevada, for, amongst other causes of action, breach of contract. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. Since that time, the parties have been in the process of mutually agreeing upon an arbitrator, which has now completed. The parties are now in the process of scheduling the arbitration. As of September 30, 2019, and December 31, 2018 the accounts receivable for this matter totaled $290,647.

The Company provided services to this customer for a period of thirteen months, agreeing conditionally to three modifications in December of 2017, March of 2018, and May of 2018 to forego certain revenue sharing payments in accordance with the agreement with the customer, which were subsequently breached by the customer. In July 2018, the Company engaged legal counsel and filed a complaint in Clark County, Nevada, which alleged breach of contract and sought general, special, and punitive damages in the amount of $3,876,850. On August 2, 2019, a jury in the District Court of Clark County, Nevada found in favor of the Company and awarded the Company damages totaling $2,773,321 (See Part II, Item 1, Legal Proceedings for more information). The Company has classified the awarded amount receivable as a non-current asset since the customer has subsequently filed an appeal.

On March 22, 2019, the Company entered into an Agreement of Sale of Future Receipts (“Factoring Agreement”) with Libertas Funding, LLC (“Purchaser”). Under the terms of the Factoring Agreement, the Purchaser acquired $810,000 of certain future receivables from the Company for $582,000 in net proceeds. The Company is required to repay Purchaser $24,107 weekly for an estimated term of eight months. On July 2, 2019, the Company repaid $436,607 which represented all remaining amounts owed under the Factoring Agreement. The Company recorded $192,277 in interest expense related to the Factoring Agreement during the nine months ended September 30, 2019.

Due to the low volume of write offs, the Company uses the direct write off method versus having an allowance for uncollectible debts. The Company recorded wrote off $6,423 of its accounts receivable during the three and nine months ended September 30, 2019. The Company did not write off any of its accounts receivable in either of the nine-month periods ending September 30, 2018.

The Company analyzed the contract, associated revenue and litigation process under ASC 606, Revenue from Contracts with Customers. As detailed above, the Company had a contract with the customer that identified distinct performance obligations to be satisfied over time. Additionally, it determined that the litigation process, and subsequent award, represented a contract modification.

Paragraph 606-10-25 states that an entity transfers control of a good or service over time and, therefore, satisfies a performance obligation and recognizes revenue over time if one of the following criteria is met:

•	The customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs.
•	The entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced.
•	The entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Paragraph 606-10-25 further states that the process for determining the proper treatment for a contract modification includes three steps:

•	Determine whether a change to a contract qualifies as a contract modification.
•	Determine whether the modification should be treated as a separate, standalone contract or as a modification of the original contract. If the contract is a separate contract, the entity follows the five-step model to determine how to recognize revenue. If the modification is not treated as a separate contract, the entity continues to Step 3.
•	Determine appropriate accounting treatment for contract modification not accounted for as a separate contract.

ASC 606 defines a contract modification as a change in scope and/or price to an original contract, or any change to the enforceable rights and obligations of the parties to the original contract. Enforceable rights and obligations are those that are approved by both parties and legally required. A contract modification does not need to be written; enforceable changes can be the result of oral agreements or implied through customary business practices.

The effect that the modification has on the transaction price, and on the entity’s measure of progress towards satisfaction of the performance obligation, is recognized as an adjustment to revenue either as an increase in or a reduction of revenue at the date of the modification. The adjustment to revenue is made on a cumulative catch-up basis.

As management determined that the litigation process constituted a contract modification, and that the contract was upheld judicially, the Company recognized and recorded $1,782,457 on a cumulative catch-up basis as of August 2, 2019.

Notes Receivable

On July 17, 2018, the Company entered into an intellectual property license agreement with Abba Medix Corp. (AMC), a wholly owned subsidiary of publicly traded Canada House Wellness Group, Inc. (CHV). The Company agreed to provide a lending facility to AMC in CAD$125,000 increments of up to CAD$500,000. The lending facility is for a term of 24 months and bears interest rate at 5.50% (representing United States Prime). As of September 30, 2019, and December 31, 2018, the Company loaned to AMC a total of $237,246 and $92,888, respectively. The Company classified these loans as long-term notes receivable on its consolidated balance sheets as of September 30, 2019, and December 31, 2018, respectively.

Other Assets (Current and Non-Current)

Other assets at September 30, 2019, and December 31, 2018 were $774,856 and $50,824, respectively and as of September 30, 2019 this balance included $573,191 in prepaid expenses, $7,150 in interest receivable and $19,450 in two security deposits. Prepaid expenses were primarily comprised of insurance premiums, membership dues, conferences and seminars, and other general and administrative costs.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of licensing agreements, product licenses and registrations, and intellectual property or trade secrets. Their estimated useful lives range from 10 to 15 years.

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test prior to scheduled annual impairment tests.

The Company performed its annual fair value assessment at December 31, 2018, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.

The Company evaluated the recoverability of its long-lived assets on December 31, 2018 on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

Accounts Payable

Accounts payable at September 30, 2019, and December 31, 2018 were $915,651 and $202,515, respectively and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2019, and December 31, 2018 were $485,292 and $291,084, respectively. At September 30, 2019, this was comprised of customer deposits of $188,568, accrued payroll of $203,788, and operating expenses of $92,936.

At December 31, 2018, this was comprised of $163,568 in customer deposits, $21,330 in deferred rent expense and $106,185 in accrued payroll.

Revenue Recognition and Related Allowances

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. Certain criteria are required to be met in order to recognize revenue. If these criteria are not met, then the associated revenue is deferred until is the criteria are met. When consideration is received in advance of the delivery of goods or services, a contract liability is recorded. Our revenue contracts are identified when accepted from customers and represent a single performance obligation to sell our products to a customer.

The Company has three main revenue streams: product sales; licensing and consulting, cultivation max; and other operating revenues from seminars, reimbursements and other miscellaneous sources.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $212,506 and $340,995 for the three and nine months ended September 30, 2019, respectively, as compared to $32,110 and $109,650, respectively, for the three and nine months ended September 30, 2018.

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

Share based expense paid through direct stock grants is expensed as occurred. Since the Company’s common stock is publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to the Company’s common stock being traded the Company used the most recent valuation. The Company recognized $940,870 and $3,166,276 in expenses for stock-based compensation to employees and consultants for the three and nine months ended September 30, 2019, respectively, as compared to $837,500 for both the three and nine months ended September 30, 2018.

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

4.	Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	September 30, 2019	December 31, 2018

Furniture and fixtures	$103,747	$98,395
Marketing display	36,900	36,900
Vehicles	34,000	34,000
Office equipment	76,321	74,361
Subtotal	$250,968	$243,655
Less: accumulated depreciation	(189,896)	(149,015)
Total property and equipment, net of depreciation	$61,072	$94,640

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture and fixtures	3 years
Marketing display	3 years
Vehicles	3 years
Office equipment	3 years

Depreciation expense for the three and nine months ended September 30, 2019 was $15,265 and $40,881, respectively, compared to $17,991 and $56,275, respectively, for the three and nine months ended September 30, 2018.

5.	Intangible Asset

Intangible assets at September 30, 2019 and December 31, 2018 were comprised of the following:

	September 30, 2019	December 31, 2018

License agreement	$5,300	$5,300
Product license and registration	57,300	57,300
Trade secret – intellectual property	32,500	32,500
Subtotal	$95,100	$95,100
Less: accumulated amortization	(18,791)	(13,903)
Total intangible assets, net of amortization	$76,309	$81,197

Amortization expense for the three and nine months ended September 30, 2019 was $1,463 and $4,888, respectively, compared to $1,629 and $4,886, respectively, for the three and nine months ended September 30, 2018.

6.	Derivative Liability

During the nine months ended September 30, 2019, the Company entered into employment agreements with certain key officers that contained contingent consideration provisions based upon the achievement of certain market condition milestones. The Company determined that each of these vesting conditions represented derivative instruments.

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

The Company accounts for derivative instruments in accordance with the US GAAP accounting guidance under ASC 815 “Derivatives and Hedging Activities”. The Company estimated the fair value of these derivatives at the respective balance sheet dates using the Black-Scholes option pricing model based upon the following inputs: (i) stock price on the date of grant ranging between $1.32 - $3.75, (ii) the contractual term of the derivative instrument ranging between 2.25 - 3 years, (iii) a risk-free interest rate ranging between 1.56% - 2.57% and (iv) an expected volatility of the price of the underlying common stock ranging between 136% - 158%.

As of September 30, 2019, the fair value of these derivative liabilities is $5,852,649. The change in the fair value of derivative liabilities for the three and nine months ended September 30, 2019 was $197,526 and $452,090, respectively, resulting in an aggregate unrealized loss on derivative liabilities.

7.	Related Party Transactions

During the nine months ended September 30, 2019, the Company had sales from Super Farm LLC totaling $450,310 and $143,830 sales from De Best Inc. The Company gives a larger discount on nutrient sales to related parties than non-related parties. During the nine months ended September 30, 2019, the Company had sales discounts associated with Super Farm LLC totaling $227,650 and $71,915 from De Best Inc. As of September 30, 2019, the Company had an accounts receivable balance from Super Farm totaling $52,173 and an accounts receivable balance from De Best totaling $11,910.

The Company Chief Cultivation Officer, Joshua Haupt, currently owns 20% of both De Best and Super Farm.

During the nine months ended September 30, 2019, the Company recorded sales from Future Vision dba Medicine Man Denver totaling $293,075 and sales discounts totaling $108,793. As of September 30, 2019, the Company had an accounts receivable balance with Future Vision totaling $34,094.

During the nine months ended September 30, 2019, the Company incurred expenses from Future Vision dba Medicine Man Denver totaling $92,874 for contract labor and other related administrative costs.

The Company’s Chief Executive Officer, Andy Williams, currently owns 38% of Future Vision dba Medicine Man Denver.

During the nine months ended September 30, 2019, the Company recorded sales from MedPharm Holdings totaling $48,710 and sales discounts totaling $7,498. As of September 30, 2019, the Company had an accounts receivable balance with MedPharm Holdings totaling $5,557.

During the nine months ended September 30, 2019, the Company issued various notes receivable to MedPharm Holdings totaling $487,695 with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. The notes may be extended or renewed at maturity by mutual agreement between the Company and noteholder, and with no evidence of default.

The Company’s Chief Executive Officer, Andy Williams, currently owns 29% of MedPharm Holdings.

During the nine months ended September 30, 2019, the Company recorded sales from Baseball 18 LLC totaling $3,836. As of September 30, 2019, the Company had an accounts receivable balance with Baseball 18 LLC totaling $3,985.

During the nine months ended September 30, 2019, the Company recorded sales from Farm Boy LLC totaling $369,178. As of September 30, 2019, the Company had an accounts receivable balance with Farm Boy LLC totaling $382,766.

One of the Company’s Directors, Robert DeGabrielle also owns two Colorado retail marijuana cultivation licenses, Farm Boy LLC and Baseball 18 LLC, both doing business as Los Sueños Farms.

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

Big Tomato Balance Sheet

	Book/Fair Value		Book/Fair Value

Assets		Liabilities
Inventory	$291,000	Accounts payable	$272,266
Other assets	4,950	Customer Deposits	23,684
	$295,950		$295,950

Purchase Price (1,933,329*1.5517)
$3,000,000
Less: BV of Assets	(295,950)
Add: BV of Liabilities	295,950
Goodwill	$3,000,000

The following table sets forth the changes in the carrying amount of the Company’s goodwill at September 30, 2019, and December 31, 2018:

Balance, December 31, 2017	$9,304,306
Acquisition of Big Tomato	3,000,000
Balance, December 31, 2018	12,304,306
Activity for the period ended September 30, 2019	–
Balance September 30, 2019	$12,304,306

9.	Net Income (Loss) per Share

In accordance with ASC Topic 280 – “Earnings per Share”, the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's earnings (loss) per share on a basic and diluted basis were $(0.05) and $0.18 for the three months ended September 30, 2019 and 2018, respectively, and $(0.44) and $0.19 for the nine months ended September 30, 2019 and 2018, respectively.

10.	Inventory

As of September 30, 2019, and December 31, 2018, respectively, the Company had $407,708 and $489,239 of finished goods inventory. The Company only has finished goods within inventory because it does not produce any of its products. All inventory is produced by a third party. The Company uses the FIFO inventory valuation method. As of September 30, 2019, and December 31, 2018, the Company did not have any obsolescence within its inventory.

11.	Note Payable

The Company had a note payable to the Company’s Chief Cultivation Officer, Joshua Haupt. The balance of the note as of December 31, 2017 totaled $58,280 and was repaid in full during the quarter ended March 31, 2018.

12.	Leases

Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Leases with a term greater than one year are recognized on the balance sheet at the time of lease commencement or modification of a right of use (“RoU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. RoU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	September 30, 2019

Asset
Operating lease asset	Non-Current Assets	$168,344
Liabilities
Operating lease liability	Non-Current Liabilities	$121,835

Lease Costs

The table below summarizes the components of lease costs for the nine months ended September 30, 2019.

Nine Months Ended September 30, 2019

Operating lease costs	$118,767

Maturities of Lease Liabilities

Maturities of lease liabilities as of September 30, 2019 are as follows:

2019 fiscal year	$62,952
2020 fiscal year	67,904
Total lease payments	130,856
Less: Interest	(9,021)
Present value of lease liabilities	$121,835

The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2018:

2019 fiscal year	$248,808
2020 fiscal year	$67,904

13.	Commitments and Contingencies

Over the past three years, the Company has supported legislation in Colorado to allow licensed cannabis companies in Colorado to trade their securities, provided they are reporting companies under the Securities Exchange Act of 1934, as amended. HB19-1090 titled, “Publicly Licensed Marijuana Companies” was signed into Colorado legislature on May 29, 2019, and will go into effect on November 1, 2019. The bill repeals the provision that prohibits publicly traded corporations from holding a marijuana license in Colorado.

Effective January 10, 2019, the Company entered into binding term sheets to acquire three cannabis and cannabis related companies, including the following:

•	FutureVision 2020, LLC and Futurevision Ltd., Inc. dba Medicine Man (in the aggregate, “Medicine Man”), owners of several licensed dispensaries and a cultivation facility in the Denver, CO metro area. It is also a leading cultivator, retailer and one of the best-known brands in the cannabis sector, winning over a dozen industry awards. Medicine Man operates out of a 40,000-square foot cultivation operation and has four popular retail locations across the Denver metropolitan area;

•	MedPharm Holdings, LLC, a company that develops and manages intellectual property related to the manufacture and formulation of products containing cannabinoid extracts. Management of MDCL believes that this acquisition will bring world-class processing and pharmaceutical-grade products to the company; and

•	MX LLC, the holder of the license that allow it to be a manufacturer of marijuana infused products in the Denver metro area. It also has a research license that has been issued by the state of Colorado and the local jurisdiction approval is in process.

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

On June 6, 2019, the Company entered into a binding term sheet with the stockholders of Green Equity S.A.S. (“Green Equity”), a Republic of Colombia simplified stock corporation, setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Green Equity. Green Equity, a company based in Bogota, Colombia, holds all four licenses in Colombia allowing it to grow, process, retail and export. As consideration, the Company shall pay a total purchase price of $5,400,000 consisting of $450,000 cash and 1,292,428 shares of its common stock, par value $0.001 per share. The 1,292,428 shares were determined by using the closing price of Company’s common stock on the day prior to the execution date, which equated to $3.83 per share.

On August 6, 2019, the Company entered into a binding term sheet with Cold Baked, LLC and Golden Works, LLC (d/b/a “Dabble”) setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Dabble. As consideration, the Company shall pay a total purchase price of $3,750,000 consisting of $750,000 cash and 996,678 shares of its common stock, par value $0.001 per share. The 996,678 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to the execution date, which equated to $3.01 per share.

On August 15, 2019, the Company entered into a binding term sheet with Medically Correct, LLC (“Medically Correct”), an edible and extract company, setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Medically Correct. As consideration, the Company shall pay a total purchase price of $17,250,000 consisting of $3,450,000 cash and 4,677,967 shares of its common stock, par value $0.001 per share. The 4,677,967 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 8, 2019, which equated to $2.95 per share.

On August 28, 2019, the Company entered into a binding term sheet with Starbuds Pueblo LLC, Starbuds Louisville LLC, Starbuds Niwot LLC, Starbuds Longmont LLC and Starbuds Commerce City, LLC (“Starbuds”) pursuant to which the Company will purchase the membership interests of Starbuds. As consideration, the Company shall pay a total purchase price of $31,005,089 consisting of $23,253,816 in cash and 2,601,098 shares of its common stock, par value $0.001 per share. The 2,601,098 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 28, 2019, which equated to $2.98 per share.

On August 29, 2019, the Company entered into a binding term sheet with High Country Supply d/b/a Colorado Harvest Company (“CHC”) pursuant to which the Company will purchase 100% of the capital stock or assets of CHC. As consideration, the Company shall pay a total purchase price of $12,500,000 consisting of $4,000,000 in cash and 2,881,356 shares of its common stock, par value $0.001 per share. The 2,881,356 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to July 8, 2019, which equated to $2.95 per share.

On August 30, 2019, the Company entered into a binding term sheet with Colorado Health Consultants, LLC, CitiMed, LLC, Lucky Ticket LLC and KEW LLC (collectively, the “Targets”) pursuant to which the Company will purchase the membership interests of the Targets. As consideration, the Company shall pay a total purchase price of $36,898,499 consisting of $27,673,874.25 in cash and 3,095,512 shares of its common stock, par value $0.001 per share. The 3,095,512 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 30, 2019, which equated to $2.98 per share.

On August 31, 2019, the Company entered into a binding term sheet with SB Aurora LLC, SB Arapahoe LLC, SB Alameda LLC, and SB 44th LLC (“SB”) pursuant to which the Company will purchase the membership interests of SB. As consideration, the Company shall pay a total purchase price of $50,096,413 consisting of $37,590,310 in cash and 4,202,720 shares of its common stock, par value $0.001 per share. The 4,202,720 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 31, 2019, which equated to $2.98 per share.

On September 5, 2019, the Company entered into a binding term sheet dated September 2, 2019 with RSFCG, LLC, RFSCA LLC, RFSCB, LLC, RFSCEV, LLC, RFSCED LLC, RFSCLV, LLC, RFSCG-1 LLC, and RFSCLVG LLC, which entities operate under the name RootsRX (“RootsRX”) pursuant to which the Company will purchase the membership interests of RootsRX. As consideration, the Company shall pay a total purchase price of $15,000,000 consisting of $9,750,000 in cash and 1,779,661 shares of its common stock, par value $0.001 per share. The 1,779,661 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 29, 2019, which equated to $2.95 per share.

On September 6, 2019, the Company entered into a binding term sheet with Ahab, LLC, Garden Greens, LLC, Syls LLC, Heartland Industries, LLC and Tri City Partners LLC, which entities operate under the name “Strawberry Fields” (“Strawberry Fields”) pursuant to which the Company will purchase 100% of the capital stock or assets of Strawberry Fields, except for certain assets as outlined in the term sheet. As consideration, the Company shall pay a total purchase price of $31,000,000 consisting of $14,000,000 in cash and 5,704,698 shares of its common stock, par value $0.001 per share. The 5,704,698 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 22, 2019, which equated to $2.98 per share.

On September 9, 2019, the Company entered into a binding term sheet with Canyon, LLC (“Canyon”) and It Brand Enterprises (“It Brand”) pursuant to which the Company will purchase 100% of the capital stock or assets of Canyon and certain assets of It Brand. As consideration, the Company shall pay a total purchase price of $5,130,000 consisting of (i) a cash component which in no case will be greater than $2,565,000, and (ii) an equity component, which will consist of shares of the Company’s common stock, par value $0.001 per share, for the balance of the purchase price. The number of shares that make up the equity component will be determined by dividing the balance of the Purchase Price by the average closing price of Company’s common stock for the five (5) days prior to September 7, 2019, which equated to $3.07 per share.

The contemplated acquisitions detailed above are conditioned upon the satisfaction or mutual waiver of certain closing conditions, including, but not limited to:

•	regulatory approval relating to all applicable filings and expiration or early termination of any applicable waiting periods;
•	regulatory approval of the Marijuana Enforcement Division and applicable local licensing authority approval;
•	receipt of all material necessary, third party, consents and approvals;
•	each party's compliance in all material respects with the respective obligations under the term sheet;
•	a tax structure that is satisfactory to both the Company and the targets;
•	the execution of leases and employment agreements that are mutually acceptable to each party; and
•	the execution of definitive agreements between the respective parties.

There can be no assurance that we will be able to consummate any of the proposed acquisitions.

14.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at a par value of $0.001 and had 39,369,511 and 27,753,310 shares of common stock issued and outstanding as of September 30, 2019, and December 31, 2018, respectively.

Common Stock Issued in Private Placements

During the nine months ended September 30, 2018, the Company sold 937,647 shares of common stock to an accredited investor in a private placement.

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

On July 15, 2019, the Company entered into an amendment (the “Amendment”) to the Purchase Agreement. Pursuant to the Amendment, among other things, the Purchase Agreement was amended to provide for the sale, at the third closing, of a minimum of 3,000,000 shares of the Company’s common stock, with the Investor having the option to acquire up to an additional 2,500,000 shares of common stock for an aggregate of up to 5,500,000 shares of common stock and warrants to purchase 100% of the number of shares of common stock sold at the third closing.

The Amendment also removed as a closing condition to the second closing, the requirement that the Company shall have entered into definitive agreements for the acquisitions of each of (a) MedPharm LLC, (b) Futurevision 2020, LLC, Futurevision Ltd, and Medicine Man Longmont, LLC, collectively, (c) MX, LLC, (d) Los Sueños Farms, LLC, and Emerald Fields Grow, LLC, (e) Farm Boy LLC and Baseball 18, LLC.

In addition, the Amendment removed all references to a fourth closing and the conditions for such closing, which were outlined in the Purchase Agreement.

On July 16, 2019, the Company issued and sold 3,500,000 shares of common stock and warrants to purchase 3,500,000 shares of common stock pursuant to the terms of the Purchase Agreement, as amended, for gross proceeds of $7,000,000.

On September 17, 2019, the Company issued and sold 3,000,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock pursuant to the terms of the Purchase Agreement, as amended, for gross proceeds of $6,000,000.

On September 30, 2019, the Company issued and sold 1,100,000 shares of common stock and warrants to purchase 1,100,000 shares of common stock pursuant to the terms of the Purchase Agreement, as amended, for gross proceeds of $2,200,000.

During the nine months ended September 30, 2019, the Company issued an additional 700,000 shares of common stock and warrants to purchase 700,000 shares of common stock, for gross proceeds of $1,400,000.

Common Stock Issued in Connection with the Exercise of Warrants

During the nine months ended September 30, 2019, the Company issued 452,426 shares of common stock for proceeds of $601,726 under a series of stock warrant exercises with an exercise price of $1.33 per share.

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

During the nine months ended September 30, 2019, the Company issued an additional 640,000 shares of common stock valued at $1,969,900 to employees, officers and directors as compensation.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

Concurrent with his resignation as described above, the Company issued 50,000 shares of its common stock to Mr. Toreson in connection with a consulting agreement having a service period extending through May 31, 2020. These shares were valued at $95,000.

During the nine months ended September 30, 2019, the Company issued an additional 123,775 shares of common stock valued at $210,521 to contractors and professionals in exchange for services provided.

Warrants

The Company accounts for common stock purchase warrants in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. The Company estimates the fair value of warrants at date of grant using the Black-Scholes option pricing model. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants, and the assumptions used in the Black Scholes option-pricing model are moderately judgmental.

During the year ended December 31, 2017, the Company issued 1,500,566 common stock purchase warrants with an exercise price of $1.33 per share, expiring on March 17, 2019. During the nine months ended September 30, 2019, an aggregate of 452,426 of these warrants were exercised while the remaining warrants were forfeited.

During the period ended December 31, 2017, the Company issued 2,000,000 common stock purchase warrants to three employees of the Company with an exercise price of $1.445 per share, expiring on December 31, 2019. As of September 30, 2018, all of these warrants were exercised.

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

During the nine months ended September 30, 2019, the Company issued 9,800,000 common stock purchase warrants to various accredited investors with an exercise price of $3.50 per share with an expiration date of three years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $3.50, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate ranging between 1.56% - 1.84% and (iv) an expected volatility of the price of the underlying common stock ranging between 158% - 162%.

Number of shares

Balance as of January 1, 2019	2,647,461
Warrants exercised	(452,426)
Warrants forfeited	(1,945,035)
Warrants issued	9,800,000
Balance as of September 30, 2019	10,050,000

15.	Segment Information

The Company has two identifiable segments as of September 30, 2019; (i) licensing and consulting, and (ii) products. The products segment sells merchandise directly to customers via e-commerce portals, through our proprietary websites and retail location. The licensing and consulting segment sales derives its revenue from licensing and consulting agreements with cannabis related entities.

The following information represents segment activity for the nine-month periods ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019			2018
	Products	Licensing and Consulting	Total	Products	Licensing and Consulting	Total

Revenues	$7,441,031	$1,659,132	$9,100,163	$1,222,880	$6,078,363	$7,301,243
Intangible assets amortization	$4,757	$398	$5,154	$4,490	$396	$4,886
Depreciation	$5,100	$35,781	$40,881	$4,148	$52,127	$56,275
Income (loss) from operations	$2,074,799	$(13,571,303)	$(11,496,504)	$1,179,028	$1,362,456	$2,541,484
Segment assets	$8,803,431	$27,115,471	$35,918,902	$4,577,175	$16,430,245	$21,007,420

16.	Tax Provision

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards. The Company had no tax provisions as of September 30, 2019 and December 31, 2018. The company had a net loss during the quarter ended September 30, 2019, increased the net loss carryforward.

17.	Subsequent events

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On October 11, 2019, the binding term sheet between the stockholders of Green Equity S.A.S. and the Company expired. The Company declined to exercise its option to extend the agreement. See Note 13 – Commitments and Contingencies for more information.

On October 11, 2019, the Company issued a promissory note for $90,000 to MedPharm Holdings, LLC, a related party. The promissory note bears interest at 8.0% and has a maturity date of May 31, 2020. The note may be extended or renewed at maturity by mutual agreement between the Company and noteholder, and with no evidence of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our filings with the SEC. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Overview

We were incorporated on March 20, 2014, in the State of Nevada. On May 1, 2014, we entered into an exclusive Technology License Agreement with Medicine Man Denver, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation (“Medicine Man Denver”) whereby Medicine Man Denver granted us a license to use all of its proprietary processes it had developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “Medicine Man Denver License Agreement”).

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

Recent Developments

During the nine months ended September 30, 2019, we started our transition from being primarily a cannabis consulting and products company to becoming a company that operates plant touching production, processing, research and retail operations. This transition into operations was facilitated with the passage of Colorado House Bill 1090 signed by Governor Jared Polis on May 30, 2019. Over the first two quarters of 2019, we invested a significant amount of time, effort and resources into preparing for this transition.

Through the date of this filing, we have entered into binding terms sheets to acquire the cannabis research, production, processing and distributions of various entities that we believe, once consummated, will generate material future revenues for the Company.

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

The acquisitions are subject to certain closing conditions including, but not limited to, compliance with all required regulatory requirements necessary to complete our acquisition of the target entities. We will continue to evaluate and negotiate additional acquisition opportunities in line with our growth strategy. There can be no assurance that we will be able to consummate the announced proposed acquisitions or any future acquisitions that we target.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2019 and 2018

During the three months ended September 30, 2019, we generated revenues of $5,338,869 including (i) product sales of $2,760,195, (ii) consulting, licensing and Cultivation Max fees of $2,563,478, of which includes $1,782,457 in revenue awarded in litigation, and (iii) other operating revenues of $15,195 as compared with the three months ended September 30, 2018, where we generated revenues of $4,672,519 including (i) product sales of $382,846, (ii) consulting, licensing and Cultivation Max fees of $4,259,439, of which includes $1,015,154 in revenue subsequently awarded in litigation, and (iii) other operating revenues of $30,234. Revenue for the three months ended September 30, 2019 increased by $666,349, or approximately 14.3%, over the three months ended September 30, 2018.

Cost of goods and services, consisting of expenses related to delivery of services and product procurement, was $2,786,244 during the three months ended September 30, 2019, compared to $459,280 during the comparable period in 2018. This increase was due to increased sales of product and increased salaries and related employment costs.

Operating expenses during the three months ended September 30, 2019, were $3,478,232, compared to operating expenses of $1,842,954 incurred during the three months ended September 30, 2018, an increase of $1,635,278. This increase was due to increased general and administrative expenses, professional fees, salaries and related employment costs and non-cash, stock-based compensation.

As a result, we generated a net loss of $1,827,978 during the three months ended September 30, 2019 (or a loss of approximately $0.05 per share), compared to net income of $4,950,601 (or income of approximately $0.18 per share) during the three months ended September 30, 2018.

Comparison of Results of Operations for the nine months ended September 30, 2019 and 2018

During the nine months ended September 30, 2019, we generated revenues of $9,100,164 including (i) product sales of $5,636,475, (ii) consulting, licensing and Cultivation Max fees of $3,439,743, of which includes $1,782,457 in revenue awarded in litigation, and (iii) other operating revenues of $23,946 as compared with the nine months ended September 30, 2018, where we generated revenues of $7,301,243 including (i) product sales of $1,222,880, (ii) consulting, licensing and Cultivation Max fees of $5,987,727, of which includes $1,015,154 in revenue subsequently awarded in litigation, and (iii) other operating revenues of $90,636. Revenue for the nine months ended September 30, 2019 increased by $1,798,921, or approximately 24.6%, over the nine months ended September 30, 2018.

Cost of goods and services, consisting of expenses related to delivery of services and product procurement, was $5,471,369 during the nine months ended September 30, 2019, compared to $1,213,194 during the comparable period in 2018. This increase was due to increased sales of product and increased salaries and related employment costs.

Operating expenses during the nine months ended September 30, 2019, were $15,125,299, compared to operating expenses of $3,546,565 incurred during the nine months ended September 30, 2018, an increase of $11,578,734. This increase was due to increased general and administrative expenses, professional fees, salaries and related employment costs and non-cash, stock-based compensation.

As a result, we generated a net loss of $13,562,446 during the nine months ended September 30, 2019 (or a loss of approximately $0.44 per share), compared to net income of $5,157,717 (or income of approximately $0.19 per share) during the nine months ended September 30, 2018.

Liquidity and Capital Resources

At September 30, 2019, we had $15,204,587 in cash and cash equivalents on hand.

Net cash used in operating activities was $4,679,562 during the nine-month period ended September 30, 2019, compared to net cash provided by operating activities of $4,083,893 for the similar period in 2018, a decrease of $8,763,454.

Net cash used in investing activities was $639,365 during the nine-month period ended September 30, 2019, compared to net cash used in investing activities of $5,302,933 for the similar period in 2018.

Net cash provided by financing activities was $20,201,726 during the nine-month period ended September 30, 2019, compared to net cash provided by financing activities of $1,000,000 for the nine-month period ended September 30, 2018. During the nine months ended September 30, 2019, the Company received proceeds of $19,600,000 from the private sale of our common stock as compared to $1,000,000 in proceeds from the private sale of our common stock during the nine months ended September 30, 2018. Additionally, the Company received $601,726 in proceeds in connection with the exercise of common stock purchase warrants during the nine-month period ended September 30, 2019.

We do not expect to be cash flow positive during the fiscal year 2019 and extending into 2020. While no assurances can be provided, we believe we will generate positive cash flow from our operations upon successfully consummating certain acquisitions and merging those operations into our own. If we are successful in achieving this objective, we do not believe we will need to raise any additional capital, as we anticipate that the revenue generated from the fully integrated acquisitions will be sufficient to allow us to implement our current business plan. However, there can be no assurance that we will be able to successfully complete any of the contemplated acquisitions. Also, there can be no assurance that we will have sufficient funds to consummate the acquisitions.

However, if we do not generate positive cash flow, or we do not experience a positive impact on our operations from acquisitions we may consummate, or unforeseen developments occur, we may need to raise additional capital in the form of either debt, equity or both. At this time, we are unable to state how much capital we may need. As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with any funding. Further, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. Failure to obtain this additional financing may have a material negative impact on our ability to generate profits on a regular basis in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended September 30, 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019 and December 31, 2018.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 7, 2019, Medicine Man Technologies, Inc. filed a complaint against ACC Industries Inc, and Building Management Company B, L.L.C., in Clark County, Nevada, for, amongst other causes of action, breach of contract. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. Since that time, the parties have been in the process of mutually agreeing upon an arbitrator, which has now completed. The parties are now in the process of scheduling the arbitration.

On July 6, 2018, we filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers ("VVG"). Within the complaint, the Company alleges the breach by VVG of that certain Technologies License Agreement dated April 27, 2017 entered into between the parties and seeks general, special, and punitive damages in the amount of $3,876,850.

On August 28, 2018, VVG filed an Answer and Counterclaim against the Company.

On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we sold 7,600,000 shares of our Common Stock with warrants to purchase 7,600,000 shares of common stock at an exercise price of $3.50 to accredited investors in a private placement for proceeds of $15,200,000.

The Company relied upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act of 1934, as amended, in connection with the foregoing issuances.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine safety disclosure

Not applicable.

Item 5. Other Information

On October 11, 2019, the binding term sheet between the stockholders of Green Equity S.A.S. and the Company, by its terms, expired. The Company declined to exercise its option to extend the term sheet.

Item 6. Exhibits

3.1	Amendment to Bylaws (Incorporated by reference to current report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2019)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

Dated: November 12, 2019	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Andrew Williams
Andrew Williams, Chief Executive Officer (Principal Executive Officer)

By: /s/ Paul Dickman
Paul Dickman, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

