Form 10-K
period 2019-12-31
Medicine Man Technologies, Inc.
filed 2020-03-30
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-55450

MEDICINE MAN TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-5289499
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4880 Havana Street

Suite 201

Denver, Colorado 80239

(Address of principal executive offices)

(303) 371-0387

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

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

The aggregate market value of the voting and non-voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2019 was approximately $71.6 million based upon the closing sale price of the common stock on OTC Markets, Inc. on that date.

The number of shares outstanding of the Registrant’s $0.001 par value common stock as of the close of business on March 20, 2020 was 39,952,628.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for our 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our good faith assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intends,” “plans,” “strategy,” “prospects,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other words of similar meaning in connection with a discussion of future operating or financial performance, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. There can be no assurance that future developments will be in accordance with our expectations or that the effect of future developments will be those anticipated by us.

Factors that may cause actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;

•	the inability to attract and retain qualified senior management and technical personnel;

•	other risks and uncertainties related to the cannabis market and our business strategy.

For further information as to important risks and factors that could cause actual results to differ materially from our expectations, see “Item 1. Business”, “Item 1A. Risk Factors”, “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Operations – Information Concerning Forward-Looking Statements”.

All forward-looking statements speak only as of the date of this Report. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from expectations under “Item 1A. Risk Factors” in our Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. Stockholders and potential investors should not place undue reliance on these forward-looking statements.

ii

PART I

ITEM 1. BUSINESS

History

Medicine Man Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in Nevada on March 20, 2014. On May 1, 2014, we entered into a non-exclusive Technology License Agreement with Futurevision, Inc., f/k/a Medicine Man Production Corp., dba Medicine Man Denver (hereinafter, “Medicine Man Denver”) pursuant to which Medicine Man Denver granted us a license to use all of the proprietary processes that they had developed, implemented and practiced at their cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “License Agreement”) for 10 years.

In 2017, the Company acquired Success Nutrients, Inc. (“Success Nutrients”) and Pono Publications Ltd. (“Pono Publications”) which included the rights to the book titled Three A Light™ and associated cultivation techniques which the professional services group has sold since the acquisition.

Acquisition of Two JS LLC (dba, the Big Tomato)

On September 20, 2018, we completed the acquisition of Two JS LLC, dba The Big Tomato, a Colorado limited liability company. (“Big T” or “The Big Tomato”). The effective date of this acquisition was September 17, 2018.

To acquire The Big Tomato, we issued an aggregate of 1,933,329 shares of our common stock to the Big T members in exchange for 100% of their issued and outstanding member interests, representing approximately 7% of our issued and outstanding stock following the closing. We also paid approximately $307,000 for Big T’s inventory in cash, including the assumption of approximately $250,000 in inventory related accounts payable.

The transaction was undertaken as a reverse triangular merger, wherein we formed a wholly owned subsidiary company, which merged with and into Big T. As a result, Big T is now a wholly owned subsidiary of our Company. The transaction did not result in a change in our current management.

Recent Developments

In 2019, due to the changes in Colorado law permitting outside investment, we made a strategic decision to move toward direct plant-touching operations. Following that decision by our executive leadership, we issued binding term sheets to several Colorado acquisition targets across the value chain. We believe that these targets are high quality, and our successful acquisition of these potential targets would allow us to become one of the largest vertically integrated seed-to-sale operators in the United States (“U.S.”) cannabis industry. These term sheets were announced in several Current Reports on Form 8-K during 2019. If successfully completed, the Company, post-transactions, will be able to offer retail, cultivation and extraction services. We believe that the current company combined with the acquisition targets in our Colorado “roll-up” strategy will have the potential to create a vertically integrated company, which would further enjoy a competitive advantage operating in the Colorado market against incumbent operators. In addition to the contemplated business-integration benefits, we believe the sharing of best practices amongst the Company and the acquisition targets will allow for improved operations, revenue enhancements and increased profitability. Scale may also afford the ability to create an integrated back office system, providing a differentiated technology backbone to support our operations and enhance our overall management and operating capabilities.

Colorado was one of the first movers in cannabis legalization (first retail sales in 2014), creating a more mature market compared to other U.S. states, where regulatory and business competition is settled, and we believe allows for greater operating certainty. In addition, Colorado is the second largest cannabis market in the U.S. with total sales of $1.7 billion in 2019, according to the Colorado Department of Revenue’s “Marijuana Sales Report” published February 11, 2020. Recreational marijuana sales in Colorado were up 16% in 2019 year-over-year from 2018, an increase from 11% year-over-year growth in 2018 from 2017, as new consumers come into the market. Current national cannabis usage of at least once a month is 10% – 15% compared to alcohol at approximately 55%. U.S. legal cannabis is expected to be a $24 billion market by 2022 based on projections by BDS Analytics.

If successfully completed, the consolidated company will include 34 retail and 18 wholesale facilities, and we believe if all transactions close that we may be the fifth largest cannabis company in the U.S. measured by pro forma revenues of approximately $144 million. The existing product and brand portfolio may be among the leaders in many growth categories and can be merchandised across dispensary banners. We estimate that the consolidated company would be able to manufacture over 600 products across leading growth areas, cultivate over 100,000 pounds of cannabis annually, and operate the largest dispensary footprint in Colorado.

The material term sheets describing these proposed acquisitions are summarized below. These proposed acquisitions are subject to various terms and the satisfaction of various conditions, including but not limited to, obtaining the approval of the Company’s shareholders, completion of financial audits for each acquisition target. There can be no assurance that any one of these proposed acquisitions will be consummated.

FutureVision 2020, LLC and Futurevision Ltd., Inc. dba Medicine Man (collectively, “Medicine Man Denver”)

On January 10, 2019, we entered into a binding term sheet to acquire Medicine Man Denver, a leading cultivator dispensary retailer in the Denver metropolitan area. The term sheet provided for the issuance of shares of common stock to Medicine Man Denver at an initial price per share of $1.32, with the final price to be determined based on the fair market valuation, which is subject to an independent valuation assessment.

MX, LLC and MedPharm Holdings, LLC (collectively, “MedPharm”)

On January 10, 2019, we entered into a binding term sheet to acquire MedPharm, a developer and manager of intellectual property related to the manufacturing and formulation of products containing cannabinoid extracts. The term sheet provided for the issuance of shares of common stock to MedPharm at an initial price per share of $1.32, with the final price to be determined based on the fair market valuation, which is subject to an independent valuation assessment.

Mesa Organics I Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd. and Mesa Organics IV Ltd. (collectively, “MesaPur”)

On May 3, 2019, we entered into a binding term sheet to acquire MesaPur, an owner and operator of four dispensary locations, and the owner of the “Purplebee's” brand. As consideration, we shall pay a total purchase price of $12.0 million, subject to adjustment, consisting of $2.4 million in cash and approximately 2.8 million shares of our common stock. The 2.8 million shares were determined by averaging the closing price of our common stock for the ten days prior to the execution date.

Medically Correct, LLC (“Medically Correct")

On August 15, 2019, we entered into a binding term sheet to acquire Medically Correct, an edible and extract company. Medically Correct is Colorado's highest volume infused products company. As consideration, we shall pay a total purchase price of $17.3 million, subject to adjustment, consisting of $3.5 million in cash and approximately 4.7 million shares of our common stock. The 4.7 million shares were determined by averaging the closing price of our common stock for the five days prior to the execution date.

RSFCG, LLC, RFSCA LLC, RFSCB, LLC, RFSC-EV, LLC, RFSCED LLC, RFSC-LV, LLC, RFSCG-1 LLC, and RFSCL-VG LLC (collectively, “Roots RX”)

On September 5, 2019, we entered into binding term sheets to acquire Roots RX, a cultivator and dispensary retailer of cannabis in Colorado. Roots Rx operates six dispensary locations in resort areas throughout the state. As consideration, we shall pay a total purchase price of $15.0 million, subject to adjustment, consisting of $9.8 million in cash and approximately 1.8 million shares of our common stock. The 1.8 million shares were determined by averaging the closing price of our common stock for the five days prior to August 29th, 2019.

Starbuds Pueblo LLC, Starbuds Louisville LLC, Starbuds Niwot LLC, Starbuds Longmont LLC and Starbuds Commerce City LLC (collectively, “Starbuds”)

On August 28, 2019, we entered into a binding term sheet to acquire Starbuds, a dispensary chain with over 23,000 square feet located throughout Colorado. As consideration, we shall pay a total purchase price of $31.0 million, subject to adjustment, consisting of $23.3 million in cash and approximately 2.6 million shares of our common stock. The 2.6 million shares were determined by averaging the closing price of our common stock for the five days prior to the execution date.

Colorado Health Consultants, LLC, CitiMed, LLC, Lucky Ticket LLC and KEW LLC (collectively, “the Target”)

On August 30, 2019, we entered into binding term sheets to acquire the Target, five dispensaries located throughout Colorado. As consideration, we shall pay a total purchase price of $36.9 million, subject to adjustment, consisting of $27.7 million in cash and approximately 3.1 million shares of our common stock. The 3.1 million shares were determined by averaging the closing price of our common stock for the five days prior to the execution date.

SB Aurora LLC, SB Arapahoe LLC, SB Alameda LLC, and SB 44th LLC (collectively, “SB”)

On August 31, 2019, we entered into binding term sheets to acquire SB, four retailers throughout Colorado. As consideration, we shall pay a total purchase price of $50.1 million, subject to adjustment, consisting of $37.6 million in cash and approximately 4.2 million shares of our common stock. The 4.2 million shares were determined by averaging the closing price of our common stock for the five days prior to the execution date.

Farm Boy, LLC, Baseball 18, LLC, Emerald Fields Grow, LLC and Los Suenos, LLC (collectively, “Los Suenos”)

On May 24, 2019, we entered into a binding term sheet to acquire Los Suenos, the one of the largest licensed outdoor cultivators in the U.S. which operates a 36-acre farm in addition to 36,000 square feet of greenhouse space. As consideration, we shall pay a total purchase price of $11.9 million, subject to adjustment, consisting of $2.4 million in cash and approximately 3.2 million shares of our common stock. The 3.2 million shares were determined by averaging the closing price of our common stock for the five days prior to the execution date.

Ahab, LLC, Garden Greens, LLC, Syls LLC, Heartland Industries, LLC and Tri City Partners LLC (collectively, “Strawberry Fields”)

On September 6, 2019, we entered into binding term sheets to acquire Strawberry Fields, an operator of four dispensary locations throughout Colorado. Since inception in 2009, Strawberry Fields has won both "Best Marijuana Store in Colorado" as well as "Best of Colorado Springs." As consideration, we shall pay a total purchase price of $31.0 million, subject to adjustment, consisting of $14.0 million in cash and approximately 5.7 million shares of our common stock. The 5.7 million shares were determined by averaging the closing price of our common stock for the five days prior to August 22, 2019.

OUR CURRENT BUSINESS GROUPINGS

As we evolve our various business lines and branding strategies, we are working to align our service offerings and earned income into logical groupings. We have aligned them into three business units that will allow our potential clients and investors a better understanding of both our current and future operations. The specifics of these newly established groups are as follows:

GROUP 1 –Licensing and Consulting Services

In prior years, we generated revenues from our consulting activities as well as seminars we conducted for prospective clients interested in entering the cannabis industry. During 2016, we began to limit these seminars and devote our resources to what we consider to be higher upside activities, including private consultation services and related matters. We expect these services to augment our existing seminar offerings and over time replace most of our local seminar offerings. Following is a description of these services as they exist at the time of this filing. The Company reserves the right to modify, offer new, delete or otherwise change any of the elements without further notice.

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

Seminar Offering Services

We offer seminars at our facilities in Denver, Colorado. The crash course seminars are designed to educate participants about the requirements associated with becoming licensed operators in their own geographic market, and include guidance and tips on navigating:

•	Industry Opportunities
•	Medical and Recreational Market Trends
•	Cultivation Methodologies and Technology
•	Processing Methodologies and Technology
•	Extraction Technology
•	Dispensary Operations
•	Operating Pros and Cons
•	Security Requirements
•	Banking, Tax and Finance
•	Real Estate Planning and Tips
•	License Application Planning and Tips
•	Advocacy, Outreach and Lobbying

The Denver-based seminars end with a tour of Medicine Man Denver’s cultivation and dispensary facilities, allowing participants to get a first-hand view of a fully compliant medical and recreational cultivation and dispensary operation.

Facility Design Services

Our personnel have an aggregate of 50 years’ experience designing indoor, greenhouse and hybrid growing facilities as well as retail dispensaries. Our design team consists of two architects and a contracting firm that have a wealth of knowledge in the medical and recreational cannabis cultivation and retail space; having designed and constructed numerous facilities throughout Colorado and other markets. Our team will collaborate with a client’s local architect and general contractor to develop an optimal design and construction plan that will meet all IBC (International Building Code) and zoning codes while supporting the Variable Capacity Continuous Harvest model. Our team will provide all blueprints, lighting, tables, shelving specs and any other pertinent intellectual property, developed and refined by Medicine Man Denver.

We have experience in supporting multiple facility layouts and deployments, including both existing and new buildings. We have worked through both deployments and have extensive knowledge within industrial building environments. Based upon this experience, we believe our documented designs and floor plans will ensure that a client’s facility will operate at maximum efficiency from day one thus avoiding the multitude of costly mistakes made by many cannabis startups.

New State Application Process Support Services

Through our licensing and application support services, we support as needed a client’s efforts within a competitive or non-competitive state application process with the goal of securing a state-issued operating license. Once licensed, we help clients deploy state of the art facilities, train staff, implement standard operating procedures and become operational.

Our primary objective is to help clients deliver a positive customer experience with the utmost attention to product, public and patient safety. We educate our clients on how to produce the highest quality products with the lowest cost of production and are delivered to customers with great customer service on a consistent and safe basis. Through basic application support guidance elements, we support our client’s efforts in pursuit of state-issued operating licenses. Our team also provides cultivation and/or dispensary elements as needed to demonstrate sufficiency within an application.

We have experience working within both competitive and non-competitive application environments. We have had clients in twenty-two states, including, but not limited to: Colorado, Nevada, Illinois, New York, Maryland, Hawaii, Pennsylvania and Puerto Rico. As each state handles the process differently, we believe we bring a wealth of knowledge and experience in working through an application. We engage in an "on the ground" approach – ensuring clients receive support when it matters most. As a result, our clients have successfully filed winning cultivation and dispensary applications across several states.

Entities applying for medical and recreational operating licenses will have to demonstrate their ability to provide patient, product and public safety while also maximizing their productivity to meet the forthcoming demand with high-quality, consistent products. As a result of the acquisitions of Pono Publications and Success Nutrients (as discussed above), we now estimate that our cultivation processes have increased the per light productivity to an average of 3 pounds of dried, cured flower per 1,000W fixture. While this is applicable to the entire cannabis industry, we believe this is particularly invaluable in states which impose limits on canopy size or plant counts, or in instances in which operators have a limited space to cultivate. We treat cultivation like manufacturing, with the underlying principal that control of inputs, process, environment and climate will yield consistent output, enabled by our supporting process.

Clients who successfully achieve state licensure may also engage us for managed facility support as well as various deployment and training services. This offering provides a turn-key solution for new operators, inclusive of support with pursuit of licensure, design and deployment of their facility and ongoing management of the facility for a defined period.

Three-A-Light PublicationTM (Home Version)

Pono Publications was incorporated in Colorado on February 16, 2015. It is the holder of all intellectual property rights relating to the cannabis cultivation of full-scale commercial grow operations utilized and proposed to be utilized by our current and future clients. No patents have been filed to protect the various methods and expertise utilized for these commercial grows due to the federal prohibition on cannabis.

“Three-A-Light” is a tutorial for how to grow cannabis plants for the individual grower growing for his own benefit or caregiver growing for their patients in a limited way. The book has been sold on Amazon at a price of $500 per copy. To date, roughly 1,900 books have been sold or provided to our clients.

Managed Facility Services

As we have grown, the volume of requests from clients and prospective clients for full facility management has increased. As a result, we have structured a service offering to include organizational setup and interim management of a client’s cultivation, processing, and dispensary facility(s). As part of our managed facilities services, we may provide the following:

1.	Oversee the hiring and training of the primary facility General Manager. This General Manager will oversee the hiring and training of the market-based Cultivation Manager, Production Manager, and Dispensary Manager, and as necessary, may all train on-site in Colorado while the client’s facilities are under construction.

2.	Provide organizational charts and job descriptions to aid the client’s management team in hiring within their local market.

3.	If desired, embed a Senior Cultivation Team Member within the client’s facility for a defined period, beginning at a time mutually determined between us and the client. Upon completion of the service agreement, opportunity for full-time employment is typically made available to client.

4.	If desired, embed a Senior Processing Team Member within the client’s facility for a defined period, beginning at a time mutually determined between us and the client. Upon completion of the service agreement, opportunity for full-time employment is typically made available to client.

5.	If desired, embed a Senior Dispensary Team Member within the client’s facility for a defined period, beginning at a time mutually determined between us and the client. Upon completion of the service agreement, opportunity for full-time employment is typically made available to client.

6.	All costs for the above services to be covered by the client including time and expense.

Revenue for managed services is derived on a fee basis for ongoing support and is also incentivized by production metrics tied to overall facility performance. These services are typically provided through a custom assessment and bidding process.

GROUP 2 – Nutrients and Other Products

Success Nutrients

Success Nutrients was incorporated in Colorado on May 5, 2015. Since inception it has been engaged in the manufacturing and wholesale and retail distribution of nine different plant nutrients for cannabis, each of which comes in three separate sizes and which has been primarily marketed to the cannabis industry, more specifically, cultivation experts and other growers in the cannabis industry. Each of its nine product lines are sold in three separate sizes, with retail pricing ranging from $25-$30 for small packages up to a range of $200-$400 for large packages.

The development of Success Nutrients product line was the result of consolidating all the micro and macro nutrients found to produce the most grams of cannabis flower per square foot while achieving the highest quality possible. Until January 2017, operations were primarily directed towards the cannabis industry in Colorado. Subsequently, Success Nutrients’ products were successfully registered with the state agricultural departments for California, Oregon, Washington, Arizona and Michigan, as well as in Canada. Prior to obtaining this registration these products were only able to be purchased online. As a result of being registered, all Success Nutrients products can now be displayed on retail shelves in those aforesaid states. We will continue to pursue product registration in other states and countries prioritizing those locations that provide greater market size for these products.

The Success Nutrients brand provides one of the key underpinnings of our cultivation methodology and is essential to the overall Three A Light™ performance metric, which is discussed more fully above under “Three-A-Light Publication (Home Version).” With an investment of two years of research, development and intense testing, this product line was specifically formulated for the cannabis industry.

Our goal is to revolutionize modern cannabis gardening as it is currently known with an emphasis on stronger plants, healthy flowers and an overall cleaner product. Generally, growers of cannabis have been able to generate higher per grow light yields by using the nutrients offered by Success Nutrients, together with the process offered by Pono Publications, with results more than doubling in some cases. While no assurances can be provided that we will be able to duplicate these results, if successful we believe that this will add substantial growth to our existing cannabis consulting operation, especially as the cannabis industry continues to grow and expand as additional states approve the use and cultivation of medical and recreational marijuana. We believe that if we offer prospective new clients the opportunity to learn cultivation techniques that allow them to increase production over their competitors, our business will increase. As explained above, the combination of nutrients offered by Success Nutrients and Pono Publications techniques has directly resulted in the creation of a new line of consulting services that improve the performance of current cultivators.

The Big Tomato Hydroponics Retail

Two JS LLC, dba The Big Tomato operates a retail location in Aurora, Colorado. It has been a leading supplier of hydroponics and indoor gardening supplies in the metro Denver area since May 2001. It has established a reputation as a store that is fully stocked, has great pricing and has a very knowledgeable staff. It has continued to provide thousands of indoor gardeners and commercial growers with top quality hydroponic supplies at the best prices. The store maintains an extremely large inventory of hydroponic and gardening supplies. The Big Tomato’s website, TheBigTomato.com was created for the discriminating indoor gardener who is looking for reliable gardening help and customer service while at the same time enjoying great savings on the products they want to purchase. The website is supported by the company’s brick-and-mortar store located in Aurora, Colorado. Every sales staff member is an experienced grower that is trained to service customers and answer any questions. Products include indoor gardening products, grow boxes, grow lights, hydroponic systems, ballasts, bulbs, nutrients and additives, and other high-end hydroponic items.

By acquiring this business, the Company expects it will be able to increase the lifetime value of each consulting client significantly. In addition to providing consulting to our client base, we will be able to not only sell them nutrient products but also many of the other items needed to operate their grow to our specifications.

GROUP 3 – Direct Cannabis Operations

On January 10, 2019, the Company announced that it would be moving into direct plant touching operations as the recent changes to Colorado laws allow these acquisitions to take place. It is expected that a significant portion of the Company’s growth in the coming years will be derived from these operations. There were no revenues generated from this operation for the years ended December 31, 2019 or 2018.

MARKETING

We conduct our marketing efforts by providing a presence at specifically targeted industry-based events.

We are members of various industry groups and attend industry-based conferences which are helpful to advancing our brand and skill sets. We have also created a database of marketing collateral materials and resources. We will continue to market our licensing and related services to the cannabis industry through participation in various trade show events, continual use of free public content through interviews with our principals such as currently provided on CNN and MSNBC, direct referrals from satisfied licensees or past clients, various web presence advertising options utilizing specific industry related web sites and Google ad words and additional measures we may choose to deploy from time to time.

We also continue to coalesce interest and a presence within the industry through participation in various events and through direct promotion. In addition, members of our team are featured regularly as subject-matter experts and appear as guest speakers; industry panel discussion members; and have been quoted or covered in full-feature articles in publications in both the U.S. and abroad. In addition to other national and industry publications, our professionals have most recently been quoted in U.S. News and World Report, Inc. magazine, CBE Press, and MJ Business Daily.

As we grow and mature with the cannabis industry, we believe we will continue to identify new opportunities to expand our service offering groups. We are already working in harmony with other consultants within the industry who lack certain experience or skills through licensure of specific cultivation technologies with specific protections and non-disclosure agreements in place. We do not provide our training operations manual to potential licensees until they have a state granted license in place.

We continue to enhance our web presence (http://www.medicinemantechnologies.com/), including providing updates to our home page, and links to our SEC reports (through OTC Markets, Inc.) and industry partners. While no assurances can be provided, we believe these upgrades will make our Internet presence more effective in the delivery of information related to our developing business. The contents of our corporate website are not part of, and are not being incorporated by reference, to this Report.

We also intend to evaluate new business opportunities as they come to our attention through these various marketing activities as we continue to expand our brand warehouse and national presence in the cannabis industry.

GOVERNMENT REGULATIONS

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states where the use of marijuana has been legalized, its use remains a violation of federal laws. Those federal prohibitions not withstanding there are a number of domestic marijuana companies quoted on the OTC Market.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

As of the date of this Report, over two thirds of states allow their citizens to use Medical Marijuana, with Utah and Missouri being the most recent states to add medical regulation. Additionally, voters in Colorado, Washington, Alaska, Oregon, California, Nevada, Maine, Massachusetts, Vermont, Michigan and the District of Columbia have all approved the full legalization of cannabis for adult use. Illinois has passed fully legalized cannabis through its traditional legislative process. These state laws conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. If the federal government decides to enforce the Controlled Substances Act with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute or growing marijuana could be subject to fines and imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the federal government’s enforcement of current federal laws will cause significant financial damage to us.

Globally, over 30 countries allow the use of medical marijuana and Canada and a handful of other countries have fully legalized marijuana, including Canada and Uruguay. The opening of marijuana markets is trending globally.

In a Forbes article, United States Secretary of the Treasury, Steven Mnuchin confirmed that the Department is "reviewing the existing guidance." But he clarified that he does not want to rescind it without having an alternate policy in place to address public safety concerns. A link to the article is below.

https://www.forbes.com/sites/tomangell/2018/02/06/trump-treasury-secretary-wants-marijuana-money-in-banks/#7dd96a9a3a53

Previously, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration has revised this policy. Specifically, the Attorney General rescinded the Cole Memorandum in favor of deferral of any enforcement of federal regulation to the individual states. However, certain other protections remain in place via budgetary element embedment (Rohrabacher-Farr amendment now referred to as the Rohrabacher-Blumenauer Amendment), which limits funding of any enforcement of anti-cannabis legislation. The Department of Justice has stated that it will continue to enforce the Controlled Substance Act with respect to marijuana to prevent:

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

Since the use of marijuana is illegal under federal law, federally chartered banks must follow the FINCEN guidelines when doing business with the marijuana industry companies. This adds risk and expense for the banks that most are unwilling to bare. Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business. The difficulty opening bank accounts may make it difficult for our clients and the Company to operate. We currently have bank accounts with banks that follow FINCEN guidelines and we anticipate such banking relationships to continue. There does appears to be recent legislative movement at the federal level to open banking further for the marijuana industry. The full House approved the “Safe Banking Act” on Sept 25, 2019. The Senate has yet to consider the measure. If signed into law, the “Safe Banking Act” will create protections for depository institutions that provide financial services to cannabis-related legitimate businesses and service providers for such businesses, and for other purposes.

Of broader reach than the SAFE Banking Act, on April 4, 2019, a bipartisan team of legislators re-introduced companion versions of the Strengthening the Tenth Amendment Through Entrusting States Act (the “STATES Act”) (https://www.congress.gov/bill/115th-congress/senate-bill/3032/all-info) in both the Senate and the House. The STATES Act would amend the Controlled Substances Act (the “CSA”) to restrict federal enforcement against state-legal cannabis activity. In particular, the bill prevents the application of the Controlled Substances Act to individuals or companies acting in compliance with state law relating to the manufacture, production, possession, distribution, dispensation, administration or delivery of marijuana. In addition, the law would prevent forfeiture of any assets derived from state-legal marijuana business and would exempt state-legal marijuana business from the definition of “specified proceeds of illegal activity” under the money laundering laws. In announcing the bill, Rep. David Joyce, an Ohio Republican and former prosecutor, said that “current federal policy interferes with the ability of states to implement their own cannabis laws and the resulting system has stifled important medical research, hurt legitimate businesses and diverted critical law enforcement resources needed elsewhere.” The STATES Act was introduced in Congress in 2018 and President Trump commented that he would “probably end up supporting that” despite the well-known opposition of his then-Attorney General Jeff Sessions. The STATES Act would be a significant step toward eliminating the issues posed by dueling federal and state law with regard to cannabis. Not only does the STATES Act provide that the CSA is inapplicable to state-legal cannabis activities, it would make clear that federal money laundering and asset forfeiture laws are inapplicable to funds derived from state-legal cannabis activities. If enacted, this law would go further than any other bill introduced to date, including the SAFE Banking Act, to remove the significant hurdles that exist for state-compliant businesses and individuals to expand their cannabis businesses.

Although cultivation and distribution of marijuana for medical use is permitted in many states, provided compliance with applicable state and local laws, rules and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plan and could expose us and our management to potential criminal liability and subject their properties to civil forfeiture. Though the cultivation and distribution of marijuana remains illegal under federal law, the House Appropriations Committee approved, by a bipartisan voice vote, an amendment by Rep. David Joyce to attach the medical marijuana protections to the FY2019 Commerce, Justice and Science appropriations bill. The provision – previously called the Rohrabacher-Blumenauer Amendment and, before that, Rohrabacher-Farr – prohibits the Justice Department from using funds to interfere with state medical marijuana programs or to prosecute medical marijuana businesses compliant with those state laws.

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

Colorado has also enacted stringent regulations governing the facilities and operations of marijuana businesses. All facilities are required to be licensed by the state and local authorities and are subject to comprehensive security and surveillance requirements. In addition, each facility is subject to extensive regulations that govern its businesses practices, which includes mandatory seed-to-sale tracking and reporting, health and sanitary standards, packaging and labeling requirements and product testing for potency and contaminants.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Over the past three years, we have supported legislation in Colorado to allow licensed cannabis companies in Colorado to trade their securities, provided they are reporting companies under the Exchange Act. HB19-1090 (https://leg.colorado.gov/bills/hb19-1090) titled, “Publicly Licensed Marijuana Companies” was signed into law on May 29, 2019. The law repeals the provision that prohibits publicly traded corporations from holding a marijuana license in Colorado. We took action to help lead and support the passing of HB19-1090, from its announcement, through the notice-and-comment process, and ultimately to its passing. As this legislation has been adopted we intend to acquire cannabis licensed companies within Colorado and provide to them consulting services and/or other opportunities.

EMPLOYEES

As of the date of this Report, we employ 61 full time employees and several specialty contractors providing support for various elements including media, marketing, state registration of nutrient products, website evolution and new application development.

None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our employees to be good.

COMPETITION

As we expand our business to cannabis cultivation, manufacturing and retail the number of competitors will increase. There are many competitors in each of these areas in Colorado and throughout the United States.

The Company and its subsidiaries will compete with a variety of different operators across the states in which it will operate. In the majority of such states, there are specific license caps that create high barriers to entry. However, in some markets, such as Colorado, there are few caps on licenses creating a more open marketplace. Our most direct competitors within Colorado include a number of operators such as The Green Solution ("TGS"), Native Roots, Green Dragon and LiveWell. The Company also views operators that have vertical operations outside of Colorado as potential strategic competitors related to our growth strategy, including Green Thumb Industries, Inc., iAnthus Capital Holdings, Inc., Acreage Holdings, Inc., and Curaleaf Holdings, Inc. Like the Company, these companies can realize centralized synergies to produce higher margins.

Additionally, the Company competes with the unregulated black and grey markets. As the regulatory environment continues to be formalized and enforced, management believes there will be a major reduction of these operators.

Related to our Consulting and Licensing Services, we currently face competition from an increasing number of consulting service providers in the cannabis industry. There are at least twenty such consulting service providers in the market, not including law firms and other professional entities. We continually conduct competitive analysis, monitor their progress and presence in the industry while we work to maintain a leading position in the industry.

There are many sources of competitive influencers, one such aggregator of such lists, Marijuana Business Daily, shows about 620 various consultants in the industry within the United States (https://industrydirectory.mjbizdaily.com/consultant-services).

TRADEMARKS - TRADENAMES

We rely upon our various trademarks, trade names and intellectual property of our license partner, Medicine Man Denver, and will, in the future and as appropriate, develop such elements as we may determine valuable to our business. We also acknowledge that certain protections normally available to us related to design or other utility patents in the cannabis industry would not currently be enforceable under federal law. We attempt to protect our intellectual property via the deployment of non-disclosure agreements with both prospects and licensees. There are no assurances that these non-disclosure agreements will prevent a third party from infringing upon our rights.

The Company utilizes a combination of copyright, trade secret laws and confidentiality agreements to protect its proprietary intellectual property. We intend to aggressively register for patent protection if and when the federal government eliminates the cannabis prohibition. Intellectual property counsel has advised that any effort to register a patent relating to the cultivation of marijuana would currently be unsuccessful. (See Item 3)

INDUSTRY ANALYSIS

Nationally, the marijuana industry has continued to gain ground through the addition of many states and their passing of medical and or recreational provisions for the use of cannabis. While there certainly appears to be a trend towards acceptance of cannabis, there are no assurances offered that this business will be able to sustain itself over time if the Federal Government changes its current position related to state legalized operations.

As of December 2019, a number of new states passing either a medical or adult use initiatives pushed the number of states having active cannabis-based legislation to over 33 and 11 of these states including the District of Columbia now include adult use components.

While there have been many observations and prognostications relative to the recent elections, there has been no specific laws passed by the federal government to change the federal prohibition of marijuana.

Colorado has continued to set new sales growth-related records, generating about $1.74 billion in gross sales in FY 2019; up from the $1.54 billion recorded in FY 2018 noting many of those sales were related to adult use and the robust tourist industry. It is noteworthy that these record sales occurred in a marketplace where the overall wholesale price market has experienced a significant drop off since the initiation of adult sales in early 2014. Wholesale flower has dropped from a high in early 2014 of $4,000+ a pound to approximately $1,000 a pound for indoor flower in 2019.

While no assurances can be provided, we believe that over the next three to five years there will be many additional states adopting various types of cannabis legislation (medical and/or adult use) and if this happens, we believe that there will occur a certain tipping point by which the Federal Government will have to take some sort of stand on the legal status of cannabis. We also believe that due to the strong growth in the industry as a whole at the state level, the Federal Government will eventually de-schedule cannabis, similar to the alcoholic beverage prohibition repeal in the mid 1930’s, and as motivated by its citizenry, decriminalize cannabis and regulate it under the auspices of some existing or newly formed agency.

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

There are a number of risk factors affecting the Company and its business. The risks and uncertainties described herein are not the only ones the Company faces. Additional risks and uncertainties, including those that the Company does not know about now or that it currently deems immaterial, may also adversely affect the Company’s business. If any of the following risks actually occur, the Company’s business may be harmed and its financial condition and results of operations may suffer significantly.

Risks Related to our Operations

We have a relatively short operating history.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

•	market acceptance of our current and future products and services;
•	changing regulatory environments and costs associated with compliance;
•	our ability to compete with other companies offering similar products and services;
•	our ability to effectively market our products and services and attract new clients/customers;
•	existing client retention rates and the ability to upsell clients;
•	the amount and timing of operating expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;
•	our ability to control costs, including operating expenses;
•	our ability to manage organic growth and growth fueled by acquisitions;
•	public perception and acceptance of cannabis-related products and services generally; and
•	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected. Our long-term results of operations are difficult to predict and depend on the commercial success of our clients, the continued growth of the cannabis industry generally (and public acceptance of cannabis-related products) and the regulatory environment within which the cannabis industry operates. If the legalized cannabis marketplace does not continue to grow because the public does not increasingly accept cannabis-related products or government regulators adopt laws, rules or regulations that terminate or diminish the ability for commercial businesses to develop, market and sell cannabis-related products, our business and financial performance would be materially adversely affected. Additionally, even if the cannabis marketplace continues to grow rapidly, and government regulation allows for the free-market development of this industry, products and services competitive with those offered by us may enjoy better market acceptance. The legalized cannabis industry may not continue to grow and the regulatory environment may not remain favorable to participants in the industry. More generally, our products and services may not experience growing market acceptance, which would adversely impact our ability to grow revenue.

We are dependent on enforcement of proprietary rights.

When entering into confidentially agreements with our employees, consultants and corporate clients, we take what we believe are commercially reasonable steps try our best to control access to and distribution of our technologies, documentation and other proprietary information. Despite efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our products, solutions or technologies. We cannot be certain that the steps we take will prevent misappropriation of our solutions or technologies. Further, this is particularly difficult in foreign countries where the laws or law enforcement may not protect the Company’s proprietary rights as fully as in the United States. As of the date of this Report, we are not conducting any operations outside of the United States or any territory thereof and have no plans to do so except for possibly licensing or services deployment in Canada.

There can be no assurance that third parties will not assert claims of infringement against us.

Others may claim rights to the same technology or trade secrets we utilize now or may utilize in the future. We have obtained our existing rights through our license agreement with Medicine Man Denver, who is the party responsible for enforcing all rights they have to their technology and other trade secrets. We are confident that Medicine Man Denver will undertake commercially reasonable steps all action necessary to protect its intellectual property rights.

From time to time we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, patents and other intellectual property rights of third parties by us or our clients. Any such claims, or any resultant litigation, should it occur, could subject us to significant liability for damages and could result in the invalidation of our contractual proprietary rights. In addition, even if we were to win any such litigation, such litigation could be time-consuming and expensive to defend and could result in the diversion of time and attention, any of which could materially or adversely affect our business, results of operations and financial condition. Any claims or litigation may also result in limitations on our ability to use such trademarks, patents and other intellectual property unless we enter into arrangement with such third parties, which may be unavailable on commercially reasonable terms.

Our License Agreement is non-exclusive.

As a result, our licensor has the right in its sole discretion to authorize third parties to utilize the intellectual property rights granted to us. This may result in our competing with third parties who are offering similar consulting services to prospective clients. If this were to occur, it could have a negative impact on our results of operations in the future.

Our success is dependent upon our ability to develop markets.

Our ability to successfully penetrate the cannabis channel as well as other target markets will determine actual operating results. While we created and continue to develop a compelling services model for our current and potential clients, we may not be able to further develop our planned service offering(s) in a manner that is predictable or profitable.

Competition in our industry is intense.

The cannabis industry is highly fragmented, and we have many competitors, including many who offer similar services as those offered by us. There can be no guarantees that in the future, other companies will not enter the market and develop products and services that are in direct competition with us. We anticipate the presence as well as entry of other companies in this market space and acknowledge that we may not be able to establish or if established, to maintain a competitive advantage. Some of these companies may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to market opportunities. It may also allow them to devote greater resources to the marketing, promotion and sale of their products and/or services. These competitors may also adopt more aggressive pricing policies and make more attractive offers to existing and potential customers, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

Due to our limited financial resources, litigation could negatively impact our financial condition even if we have not caused damages to any potential claimant.

Litigation is used as a competitive tactic both by established companies seeking to protect their existing position in a market and by emerging companies attempting to gain access to a market. In such litigation, complaints may be filed on a variety of grounds, including but not limited to antitrust violations, breach of contract, trade secret, patent or copyright infringement, patent or copyright invalidity and unfair business practices. If we are forced to defend ourselves against such claims, whether or not meritorious, we are likely to incur substantial expense and diversion of management attention and may encounter market confusion and the reluctance of licensees and distributors to commit resources to us.

We have limited capitalization and limited funds available for operations; we will require additional financing to consummate the proposed acquisitions described herein.

Expansion of our business will require capital expenditures. Our capital requirements will depend upon numerous factors, including the size and success of our marketing and sales network and the demand for our products and services. If funds generated from our operations are insufficient to allow us to grow as we hope to do, we may need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be obtained on terms favorable to us. If adequate funds are not available, we may have to reduce or eliminate expenditures which would have a material adverse effect on our results of operations. As described herein, we are contemplating several acquisitions to expand our operations. In order to consummate any or all of these acquisitions, we will need to raise additional capital. If we cannot obtain additional financing or if we cannot obtain financing on terms favorable to us, we will not be able to consummate some or all of the proposed acquisitions, and our business and operations may be materially harmed.

As of the date of this Report no one has committed to provide us additional capital. If we are unsuccessful in raising any additional capital if and when needed or identified for, we will be unable to fully execute our current business strategy and are likely to be unable to sustain our operations or consummate some or all of the proposed acquisitions. In addition, we may incur debt to fund our operations, which may increase our debt levels above industry standards. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Debt financings may also contain provisions that, if breached, may entitle lenders or their agents to accelerate the repayment of loans or seize our assets that they have a security interest in, and there is no assurance that we would be able to repay such loans in such an event or prevent the enforcement of security granted pursuant to any such debt financing.

If adequate capital cannot be obtained under terms we can support, we will be forced to curtail or delay the expansion of our sales and marketing capabilities, which could cause our results of operations to suffer. Further, if adequate capital cannot be obtained under terms that are acceptable to us, we may be forced to abandon one or more of the proposed acquisitions described herein.

Our management and principal shareholders could significantly influence or control matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions.

Currently, our management and principal shareholders own a majority of our outstanding Common Stock. As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

Our officers or directors may have conflicts of interest.

Some of our executive officers or directors are employed on a full-time basis by or have financial interests in other businesses. Consequently, there are potential inherent conflicts of interest in their acting as officers or directors of our Company. For example, Robert DeGabrielle, our Chief Operating Officer and a member on our board of directors, is the principal owner of Baseball 18, LLC and Farm Boy, LLC. Where a conflict of interest may arise, our Audit Committee and/or the full Board of Directors, with advice from outside counsel, reviews such conflicts. Although we believe that our related party transaction policy is currently adequate in guarding against material conflicts of interests, we cannot give any assurance that we are able to identify all material conflicts of interest.

Some of our current officers have other interests outside of our business.

While we have employment agreements for full-time employment with our executive officers, the employment agreements do not forbid our executive officers from allocating their personal time to other ventures and commitments. If the other business affairs of our executive officers require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our business and results of operations.

There is no assurance we can generate profitability.

We cannot make any assurances that we will generate profits in any particular year or at all in the future. Our ability to grow or sustain growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production of cannabis products, competition from other companies, the size of the black and gray markets as well as the adult-use market, the ability of our clients to produce sufficient volumes of cannabis-based products to meet demand and our ability to provide services to meet our clients’ demands. Regulatory changes in the United States and Canada may continue to attract market entrants, therefore diluting our potential opportunity and early-mover advantage. In addition, we are subject to a variety of business risks generally associated with developing companies. Future development and expansion could place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so.

We are dependent upon our management to continue our growth.

There are no assurances we will be able to grow or continue our growth. However, if we do grow and sustain our growth, we will need to significantly expand our administrative facilities which will continue to be required in order to address potential market opportunities. The rapid growth will place a significant strain on our management and operational and financial resources. Our success is principally dependent on our current management personnel for the operation of our business.

We may not be able to hire or retain qualified staff. If qualified and skilled staff are not attracted and retained, growth of our business may be limited. The ability to provide high quality service will depend on attracting and retaining educated staff, as well as professional experiences that is relevant to our market, including for marketing, technology and general experience in this industry. There will be competition for personnel with these skill sets. Some technical job categories may experience severe shortages in the United States.

Our ability to deliver quality services depends on our ability to manage and expand our marketing, operational and distribution systems, recruit additional qualified employees and train and manage and motivate both current and new employees. Failure to effectively manage our growth would have a material adverse effect on our business.

We plan to expand our business and operations into jurisdictions outside of the current jurisdictions where we conduct business and there are risks associated with doing so.

We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently carry on business. There can be no assurance that any market for our products will develop in any such foreign jurisdiction. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, new competition, changes in laws and regulations, including the possibility that we could be in violation of these laws and regulations as a result of such changes, and the effects of competition. These factors may limit our capability to successfully expand our operations in, or export our products to, those other jurisdictions.

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; (vi) the loss or reduction of control over certain of our assets; (vi) the integration of new operations, services and personnel; (vii) unforeseen or hidden liabilities; (viii) the diversion of resources from the Company’s existing interests and business; (ix) potential inability to generate sufficient revenue to offset new costs; or (x) the expenses of acquisitions.

Material acquisitions have been and continue to be material to our business strategy. There is no guarantee that acquisitions will be accretive. The existence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition could result in our incurring those liabilities. A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations. Additionally, the Company may issue additional equity interests in connection with such transactions, which would dilute a shareholder’s holdings in the Company.

The several proposed acquisitions described herein are subject to certain conditions, including but not limited to additional financing and the receipt of regulatory consents, and therefore the acquisitions may not be consummated on the terms or timelines currently contemplated or desired, or at all.

There is, and can be no guarantee, that we will consummate any one or all of the several acquisitions described herein. The consummation of the acquisitions described herein are subject to certain factors beyond our control, including but not limited to (1) the availability of financing on terms satisfactory to us, and the receipt of net proceeds thereof which permits us to engage in such transactions, and (2) any necessary regulatory approvals due to our acquisition of any entities involved as a result of, among other things, such respective acquisition targets’ marijuana operations in the State of Colorado, or otherwise. Failure to consummate the acquisitions as currently contemplated may have a material adverse effect on our business and results of operations.

In order to satisfy the conditions of the proposed acquisitions, as contemplated, we will need to raise a substantial amount of capital, either through the issuance of equity or raising debt, or a combination thereof. We currently have no committed capital to finance such acquisitions.

Resources spent researching acquisitions that are not consummated could materially adversely affect subsequent attempts to locate and acquire other businesses.

It is anticipated that the investigation of each specific acquisition target business and the negotiation, drafting, and execution of relevant transaction agreements and other ancillary documents, disclosure documents, and other instruments, will require substantial management time and attention, as well as costs related to fees payable to counsel, accountants, and other third parties. Any such event may result in a loss to us of the related costs incurred therein which could materially adversely affect subsequent attempts to locate and acquire other businesses.

We cannot ensure that we will always be able to maintain adequate internal controls.

Effective internal controls are necessary for the Company to provide reliable financial reports and to help prevent fraud. Although the Company will undertake a number of procedures and will implement a number of safeguards, in each case, in order to help ensure the reliability of its financial reports, including those imposed on the Company under United States securities law, the Company cannot be certain that such measures will ensure that the Company will be always be able to maintain adequate internal controls over financial processes and disclosure. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s results of operations or cause it to fail to meet its reporting obligations. If the Company or its auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in the Company’s consolidated financial statements and materially adversely affect the trading price of the Company’s stock.

We may not be able to identify suitable investments.

A key element of the Company’s growth strategy will in part involve identifying and making acquisitions of interests in, or the businesses of, suitable entities involved in the legal cannabis industry. The Company’s ability to identify such potential acquisition opportunities and make debt and/or equity investments is not guaranteed. Achieving the benefits of future acquisitions will depend in part on successfully identifying and capturing such opportunities in a timely and efficient manner and in structuring such arrangements to ensure a stable and growing stream of revenues.

Upon completion of any of our proposed acquisitions, the Company will become subject to all the various risks associated with such acquired businesses, which would be in addition to the risks facing the Company currently.

The Company is in the process of acquiring various businesses to become a vertically integrated cannabis company in Colorado involved in, among other things, the cultivation, manufacturing, retail and consulting market sectors of the cannabis and cannabis-related product markets. Once the Company completes any of these proposed acquisitions, the Company will become subject to all of the additional and various risks associated with such acquired business and the market sector such business operates in, which the Company may not currently be subject to. Some of the risks associated with these businesses could include, among others:

•	risks related to geographic concentration of operations in Colorado;
•	risks inherent in agricultural business including direct crop failure risks due to weather, insects, or plant diseases;
•	increases in energy prices in connection with indoor grow facilities;
•	changes in the demand, supply or price of cannabis or cannabis cultivation and manufacturing equipment;
•	changes in consumer or commercial demand of cannabis and cannabis-related retail or wholesale products;
•	changes in consumer spending;
•	ability to successfully develop and market products or brands;
•	ability to protect intellectual property associated with products and product brands;
•	exposure to product liability claims;
•	changes and application of laws and regulations affecting the legal status of growing, manufacturing, or selling cannabis and cannabis-related products such as CBD; and
•	obtaining and maintaining required licenses or permits for such businesses.

Our business is dependent on client licensing.

Our business is dependent on our clients obtaining various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for our clients to operate their businesses will be obtained, retained or renewed. If a licensing body were to determine that a client of ours had violated applicable rules and regulations, there is a risk the license granted to that client could be revoked, which could adversely affect our operations. There can be no assurance that our existing clients will be able to retain their licenses going forward, or that new licenses will be granted to existing and new market entrants.

We may be subject to risks related to our information technology systems, including the risk that we may be the subject of a cyber-attack and the risk that we may be in non-compliance with applicable privacy laws.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology, or IT, services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

There are a number of laws protecting the confidentiality of certain patient health information and other personal information, including patient records, and restricting the use and disclosure of that protected information. In particular, in the U.S., the Privacy Act of 1974 (the “Privacy Act’), the Gramm-Leach-Bliley Act (the “GLBA”), the Health Insurance Portability and Accountability Act (“HIPAA”), and the Children’s Online Privacy Protection Act (“COPPA” and together with the Privacy Act, the GLBA, HIPAA, and COPPA the “U.S. Privacy Regulations”), the European Union’s General Data Protection Regulation (“GDPR”), the privacy rules under Canada’s Personal Information Protection and Electronics Documents Act (the “PIPEDA”), and similar laws in other jurisdictions, protect medical records and other personal health information by limiting their use and disclosure to the minimum level reasonably necessary to accomplish the intended purpose. We collect and store personal information about our consumers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through a procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated through employee collusion or negligence or through deliberate cyber-attack. Moreover, if we are found to be in violation of the U.S. Privacy Regulations, the GDPR, the PIPEDA, or other laws, including as a result of data theft and privacy breaches, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities and harm our reputation.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security resources to protect our data security and information technology systems, such measures may not prevent such events. Significant disruption to our information technology system or breaches of data security could have a material adverse effect on our business financial condition and results of operations.

We may incur losses as a result of unforeseen or catastrophic events.

The occurrence of unforeseen or catastrophic events such as terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency), could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our business. Our industry is new and our business is novel, and there is no precedent to indicate how our industry, or the Company, would be impacted by such an event. In particular, the current outbreak of novel coronavirus (“COVID-19”) that was first reported from Wuhan, China, on December 31, 2019, including the resulting travel restrictions and quarantines imposed by several nations, including the U.S., and the U.S. states, present concerns that may dramatically affect our ability to conduct our business effectively. The trajectory of the COVID-19 remains uncertain and it is plausible that our business and results of operations may be directly and negatively impacted.

Risks Related to Our Industry

Our proposed business is dependent on state laws pertaining to the cannabis industry.

The Federal Controlled Substances Act classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal Government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the cannabis industry channel is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(s) within the various states we have business interests in. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business up to possibly causing us to discontinue operations as a whole.

We are required to comply concurrently with federal, state or provincial and local laws in each jurisdiction where we operate or to which we export our products.

Various federal, state and local laws govern our business in the jurisdictions in which we operate or propose to operate, or to which we export or propose to export our products, including laws and regulations relating to health and safety, conduct of operations and the production, management, transportation, storage and disposal of our products and of certain material used in our operations. Compliance with these laws and regulations requires concurrent compliance with complex federal, state and local laws. These laws change frequently and may be difficult to interpret and apply. Compliance with these laws and regulations requires the investment of significant financial and managerial resources, and a determination that we are not in compliance with these laws and regulations could harm our brand image and business. Moreover, it is impossible for us to predict the cost or effect of such laws, regulations or guidelines upon our future operations. Changes to these laws or regulations could negatively affect our competitive position within our industry and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation that adversely impacts our business.

Cannabis remains illegal under federal law.

Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal Government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use.

The prior U.S. administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum which Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013 that outlined certain priorities for the Department of Justice (“DOJ”) relating to the prosecution of cannabis offenses. The Cole Memorandum held that enforcing federal cannabis laws and regulations in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis conduct in compliance with those laws and regulations was not a priority for the DOJ. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. On January 4, 2018, U.S. Attorney General Jeff Sessions formally issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to cannabis activities. There can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. Jeff Sessions resigned as U.S. Attorney General on November 7, 2018. On February 14, 2019, William Barr was confirmed as U.S. Attorney General. It is unclear what impact this development will have on Federal Government enforcement policy. The uncertainty of federal enforcement practices going forward and the inconsistency between federal and state laws and regulations presents major risks for the business and operations of the Company. Any such change in the Federal Government’s enforcement of federal laws could cause significant financial damage to us and our shareholders.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users and advertisers. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited to, a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Federal enforcement practices could change with respect to services providers who participate in the cannabis industry, which could adversely impact us. If the Federal Government were to change its practices, or were to expend its resources enforcing existing federal laws on such providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers or the sales of our products up to and including a complete interruption of our business.

It is possible that additional federal or state legislation could be enacted in the future that would prohibit our clients from selling cannabis, and if such legislation were enacted, such clients may discontinue the use of our services, and our potential source of customers would be reduced causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services, which would be detrimental to us. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Our business is subject to a variety of United States laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business.

We are subject to a variety of state and federal laws in the United States. In the United Stated, despite cannabis having been legalized for medical use in many states, and for adult recreational used in a number of states, cannabis meeting the definition of “marihuana” continues to be categorized as a Schedule I controlled substance under the CSA. Following the passage of HB19-1090 in Colorado, the Company has elected to move into “plant touching” operations in addition to non-plant-touching operations by acquiring one or more “plant touching” businesses such as the several proposed acquisitions described herein. As a public company involved in direct plant touching activities, we may face additional scrutiny from the U.S. federal government or other regulatory agencies. Such scrutiny, and any investigation of our operations related to plant touching activities, may have a material adverse impact on our business and results of operations.

We are subject to risks inherent in an agricultural business, including the risk of crop failure.

We work in the cannabis industry, which is an agricultural process. As such, our business is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks that might affect our clients.

There has been limited study on the effects of cannabis and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.

Research in the United States and internationally regarding the benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as cannabidiol (CBD) and tetrahydrocannabinol (THC)) remains in relatively early stages.

There have been few clinical trials on the benefits of cannabis or isolated cannabinoids conducted by us or by others. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies referenced in this Annual Report, or could reach different or negative conclusions regarding the benefits, viability, safety, efficacy, dosage and other aspects of cannabis.

The cannabis industry and market are relatively new in the United States, and this industry and market may not continue to exist or develop as anticipated or we may ultimately be unable to succeed in this industry and market.

We are operating our current business in the relatively new cannabis industry and market, and our success depends on our ability to attract and retain clients. In addition to being subject to general business risks applicable to a business involving an agricultural product and a regulated consumer product, we need to continue to build brand awareness of our brand in the cannabis industry and make significant investments in our business strategy and production capacity. These investments include introducing new products and services into the markets in which we operate, adopting quality assurance protocols and procedures, building our international presence and undertaking regulatory compliance efforts. These activities may not promote our business as effectively as intended, or at all, and we expect that our competitors will undertake similar investments to compete with us for market share. Competitive conditions, consumer preferences and spending patterns in this industry and market are relatively unknown and may have unique characteristics that differ from other existing industries and markets and that may cause our efforts to further our business to be unsuccessful or to have undesired consequences. As a result, we may not be successful in our efforts to attract and retain clients or to develop new products and services and produce and distribute these products and services to the markets in which we operate or to which we export in time to be effectively commercialized, or these activities may require significantly more resources than we currently anticipate in order to be successful.

We, or the cannabis industry more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception.

We believe that the cannabis industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis distributed to consumers. The perception of the cannabis industry and cannabis products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in the United States and in other countries relating to the consumption of cannabis products, including unexpected safety or efficacy concerns arising with respect to cannabis products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular cannabis product or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for our clients’ cannabis products, which would affect our business. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed.

Certain events or developments in the cannabis industry more generally may impact our reputation.

Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. As our clients are producers and distributors of cannabis, which is a controlled substance in the United States that has previously been commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other Licensed Producers or of other companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish and discuss user generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the cannabis industry in general, whether true or not. We do not ultimately have direct control over how we or the cannabis industry is perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize on our growth prospects.

Tax and accounting requirements may change in ways that are unforeseen to us and we may face difficulty or be unable to implement or comply with any such changes.

We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. Our operations, and any expansion thereto, will require us to comply with the tax laws and regulations of multiple jurisdictions, which may vary substantially. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we were to fail to comply.

The cannabis industry could face strong opposition from other industries

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational cannabis as an alternative to alcohol and medical cannabis as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with vast economic and federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would not be beneficial to the cannabis industry could have a detrimental impact on our clients and, in turn, on our operations.

The legality of cannabis could be reversed in one or more states.

The voters or legislatures of states in which cannabis has already been legalized could potentially repeal applicable laws which permit the operation of both medical and retail cannabis businesses. These actions might force businesses, including those of our clients, to cease operations in one or more states entirely.

Risks Related to our Common Stock

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing securities that would dilute your ownership.

Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of common stock. Any additional financing that we secure, may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock. We cannot be certain how the repayment of those obligations will be funded and we may issue further equity or debt in order to raise funds to repay such obligations, including funding that may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our common stock, it may negatively impact the trading price of our shares of common stock, and you may lose all or part of your investment.

There is no assurance that there will continue to be an active trading market for our securities.

Our Common Stock is quoted on the OTCQX operated by the OTC Markets Group. There is no assurance that a market for our Common Stock will continue. In the absence of a public trading market, or sufficient trading volume in the public market, an investor may be unable to liquidate his investment in our Company.

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

Sales of substantial amounts of our Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock, if and when such market develops in the future.

The market price of our Common Stock may fluctuate significantly in the future.

We expect that the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

☐	competitive pricing pressures;

☐	our ability to market our services on a cost-effective and timely basis;

☐	our inability to obtain working capital financing, if needed;

☐	changing conditions in the market;

☐	changes in market valuations of similar companies;

☐	stock market price and volume fluctuations generally;

☐	regulatory developments;

☐	fluctuations in our quarterly or annual operating results;

☐	additions or departures of key personnel; and

☐	future sales of our Common Stock or other securities.

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

Our right to issue preferred stock, our classified Board of Directors and provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders.

Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.

Our authorized capital consists of 250,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). Our Board of Directors, without further vote by the shareholders, has the authority to issue shares of Preferred Stock and to determine the rights and preferences, price and restrictions, including but not limited to voting and dividend rights, of any such shares of Preferred Stock. The rights of the holders of Common Stock may be affected by the rights of holders of Preferred Stock that our Board of Directors may issue in the future. There are currently no shares of Preferred Stock outstanding.

In addition, we have a “classified” Board of Directors, which means that one-half of our directors are eligible for election each year. Therefore, if shareholders desire to change the composition of the Board of Directors, it may take at least two years to remove a majority of the existing directors or to change all directors. Having a classified Board of Directors may also, among other things, delay mergers, tender offers or other possible transactions that may be favored by some or a majority of shareholders, and may delay or frustrate shareholder action to change the then-current Board of Directors and management.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we will be subject to the reporting requirements of the Exchange Act, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” (See Risk Factors - We are classified as an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our Common Stock less attractive to investors.)

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage once we put such coverages in place, which we intend to implement in the near future. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this Report and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

The market price for our Common Stock will be particularly volatile given our status as a relatively unknown company, with a limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock at or above your purchase price, which may result in substantial losses to you.

While there is a market for our Common Stock, our price volatility in the future will be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our Common Stock will be, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could decline precipitously in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time.

Our future results may vary significantly which may adversely affect the price of our Common Stock.

It is possible that our quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of our revenues and operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our Common Stock may decline significantly.

We are classified as an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our Common Stock less attractive to investors.

As a reporting company under the Exchange Act, we are classified as an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our offering of common stock pursuant to our Registration Statement on Form S-1 effective as of September 30, 2015 and consummated as of October 1, 2015, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

Notwithstanding the above, we expect that we would be a “smaller reporting company.” In the event that we are still considered a “smaller reporting company,” at such time are we cease being an “emerging growth company,” the disclosures we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects. Should we cease to be an “emerging growth company” but remain a “smaller reporting company”, we would be required to: (1) comply with new or revised generally accepted accounting standards in the United States applicable to public companies, (2) comply with new Public Company Accounting Oversight Board requirements applicable to the audits of public companies and (3) to make additional disclosures with respect to related party transactions, namely Item 404(d).

Our business and stock price may suffer as a result of our lack of public company operating experience and if securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock in an adverse manner, the price and trading volume of our common stock could decline.

If we are unable to execute our business strategy, either as a result of our inability to manage effectively our business in a public company environment or for any other reason, our business, prospects, financial condition and operating results may be harmed. The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change our recommendation regarding our stock in an adverse manner, or provides more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future and any return on investment may be limited to potential future appreciation in the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our shares of common stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our common stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

If any of the proposed acquisitions described herein are consummated, such transactions will have an immediate dilutive effect on our common stock. If the Company is successful in consummating any capital raising transactions to effect the proposed acquisitions, such capital raising transactions may have a dilutive effect on our common stock.

As disclosed herein, the Company has contemplated several strategic acquisitions. If any of such acquisitions are consummated, such transactions are expected to result in the issuance of additional shares of our common stock. As a result, our existing shareholders will experience immediate dilution upon the issuance of shares of our common stock in connection with the consummation of one or more of these acquisitions. As further disclosed herein, the Company must raise additional capital to consummate any one or more of the proposed acquisitions. Such capital raising transactions may take the form of equity issuances, debt raising, or a combination thereof. If the Company issues any shares of common stock in connection with any capital raising transaction, our existing shareholders will experience immediate dilution upon such issuance. If the Company issues any equity or debt securities convertible into shares of our common stock, our existing shareholders will experience dilution upon the conversion of such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our Havana Street, Denver, Colorado location consists of 12,097 square feet of executive office space. The initial lease term was 36 months and set to expire on February 29, 2020. Effective, March 1, 2020, we amended this lease to extend its term by three months to June 1, 2020. Until February 28, 2019, we paid monthly rent of $13,000. The Lease provides for monthly rent of $14,500 from March 1, 2019 through February 29, 2020. We also pay our percentage of base operating expenses. The rental rate for the extension term is $17,137 a month. Following the extension term, the landlord will have the right to terminate the Lease and Amendment with 120 days written notice. We, however, expect to either further extend this Lease before the Amendment expires or enter into a new Lease agreement altogether.

Our Three-A-LightTM warehouse location is party to a least at 2650 West 6th Avenue, Denver Colorado. Monthly base rent for this location is $1,000.

The Big Tomato supply store and warehouse location is party to a Lease at 695 Billings Street, Aurora, Colorado, which consists of approximately 12,800 square feet of office and warehouse space. Monthly base rent for this location is currently $9,560, running through June 30, 2020. We expect to extend this Lease before the original Agreement expires.

It is anticipated that our current leases shall be sufficient for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On June 7, 2019, we filed a complaint against ACC Industries Inc and Building Management Company B, L.L.C., in Clark County, Nevada, for, amongst other causes of action, breach of contract. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. Since that time, the parties have been in the process of mutually agreeing upon an arbitrator, which has now completed. The parties are now in the process of scheduling the arbitration.

On July 6, 2018, we filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers ("VVG"). Within the complaint, the Company alleges the breach by VVG of the Technologies License Agreement dated April 27, 2017 as entered into between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have one class of publicly traded stock which is our Common Stock. Quotation of our Common Stock commenced on the OTCQB on or about January 25, 2016. On or about October 5, 2018, our common stock commenced quotation on the OTCQX and is currently quoted under the symbol “MDCL.”

As of March 27, 2020, the closing bid price of our Common Stock was $1.52. Any over-the-counter market quotations for our Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

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

Holders

As of March 20, 2020, we had 118 holders of record of our Common Stock. The number of beneficial owners is substantially greater than the number of record holders because a portion of our common shares is held of record through brokerage firms in “street name.”

Stock Transfer Agent

The stock transfer agent for our securities is Globex Transfer, LLC, 780 Deltona Boulevard, Suite 202, Deltona, Florida 32725, telephone number, including area code: (813) 344-4490.

Dividends

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products and services. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements and operating financial conditions.

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

As a smaller reporting company as defined in Rule 12b-2 promulgated under the Exchange Act, and in Item 10(f) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Information Concerning Forward-Looking Statements

Certain statements in this Management’s Discussion and Analysis section or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, the risk factors described in this report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Overview and History

We were incorporated in Nevada on March 20, 2014. On May 1, 2014, we entered into an exclusive Technology License Agreement with Medicine Man Denver whereby Medicine Man Denver granted us a license to use all of their proprietary processes they have developed, implemented and practiced at their cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future).

We commenced our business on May 1, 2014 and currently generate revenues derived from consulting and licensing agreements with cannabis related entities, as well as sponsoring seminars offered to the cannabis industry and other business endeavors related to our core competencies. As of the date of this report we have or have had 143 fee generating clients in 24 different states and countries.

Recent Developments

During the year ended December 31, 2019, we started our transition from being primarily a cannabis consulting and products company to becoming a company that operates plant touching production, processing, research and retail operations. This transition into operations was facilitated with the passage of Colorado House Bill 1090 signed by Governor Jared Polis on May 30, 2019.

Through the date of this filing, we have signed binding terms sheets to acquire the cannabis research, production, processing and distribution networks of various entities that we believe, once consummated, will generate material future revenues for the Company.

The target entities combined have the capacity to grow product over 2,139,307 square feet of cultivation space including 73,919 square feet of indoor cultivation space; 279,428 square feet of greenhouse cultivation space; and 1,785,960 square feet of outdoor cultivation space. The target entities own retail branded products that are currently distributed in over 400 retail locations throughout Colorado.

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

Results Of Operations

Comparison of Results of Operations for our fiscal years ended December 31, 2019 and 2018

Revenues

Revenues for the year ended December 31, 2019 totaled $12,400,955 including (i) product sales of $7,819,808, (ii) consulting, licensing and Cultivation Max fees of $4,550,106, of which includes $1,782,457 in revenue awarded in litigation, and (iii) other operating revenues of $31,041, compared to revenues of $9,442,555 including (i) product sales of $2,031,603, (ii) consulting, licensing and Cultivation Max fees of $7,328,914, of which includes $1,518,099 in revenue awarded in litigation, and (iii) other operating revenues of $82,038 during the year ended December 31, 2018 representing an increase of $2,958,400 or 31.3%.

Cost of Services

Cost of services for the year ended December 31, 2019 totaled $7,616,221, compared to cost of services of $2,577,510 during the year ended December 31, 2018 representing an increase of $5,038,711 or 195.5%. This increase was due to increased sales of our products, and increased salaries and related employment costs.

Operating Expenses

Operating expenses for the year ended December 31, 2019 totaled $21,866,651, compared to operating expenses of $4,694,704 during the year ended December 31, 2018 representing an increase of $17,171,947 or 365.8%. This increase was due to increased general and administrative expenses, including added infrastructure for acquisition activities, professional fees, salaries and related employment costs and non-cash, stock-based compensation.

Other Income (Expense), Net

Other expense, net for the year ended December 31, 2019 totaled $476,756, compared to other expense, net of $638,495 during the year ended December 31, 2018 representing a decrease of $161,739 or 25.3%. The decrease in other expense, net was due to an unrealized gain on the change in fair value of certain derivative liabilities, offset in part by increased interest expense and an unrealized loss on an investment.

Net Income (Loss)

As a result, we generated a net loss for the year ended December 31, 2019 of $16,975,742 or approximately $0.50 per share, compared to net income of $948,915 or $0.04 per share during the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $11,853,627.

Net cash used in operating activities was $7,553,965 during the year ended December 31, 2019, compared to net cash provided by operating activities of $1,287,460 during the year ended December 31, 2018, representing a decrease of $8,841,425.

Net cash used in investing activities was $1,116,756 during the year ended December 31, 2019, compared to net cash used in investing activities of $149,880 during the year ended December 31, 2018, representing a decrease of $966,876.

Net cash provided by financing activities was $20,202,560 during the year ended December 31, 2019, compared to net cash provided by financing activities of $1,000,000 during the year ended December 31, 2018, representing an increase of $19,202,560.

During the year ended December 31, 2019, the Company received proceeds of $19,600,000 from the private sale of our common stock. Additionally, the Company received proceeds of $602,560 from the exercise of common stock purchase warrants.

On March 31, 2018, the Company had $2,100,318 in issued warrants exercised for 1,091,00 shares of Common Stock. This was a cashless exercise, and there were no proceeds for the Company.

On June 1, 2018, the Company sold 937,647 shares of Common Stock to a private investor of the Company, at a value of $1.0665 per share for $1,000,000.

On July 9, 2018, the Company issued an aggregate 625,000 shares of Common Stock under its 2017 Qualified Incentive Plan to various individuals in consideration of their services rendered in support of the Company resulting in the recognition of compensation expense totaling $837,500 based upon the closing stock price on July 9, 2017 of $1.34 per share.

On September 17, 2018, the Company issued 1,933,329 shares of its Common Stock as part of the consideration in acquiring Two JS LLC.

On December 14, 2018, the Company issued an aggregate of 175,000 shares of Common Stock under its 2017 Qualified Incentive Plan to various individuals in consideration of their services rendered in support of the Company resulting in recognizing compensation expense of $246,750 based upon the closing stock price on December 14, 2017 at $1.41 per share.

We will likely need to raise additional capital to fund the acquisitions on which we have entered into binding terms sheets. We may explore capital raising transactions in the form of debt, equity or both. At this time, we are unable to state how much additional capital we may need. As of the date of this Report, we have no commitment from any investor or investment-banking firm to provide us with any funding. Further, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. Failure to obtain this additional financing may have a material negative impact on our ability to generate profits on a regular basis in the future.

Upon successfully consummating our planned acquisitions and merging those operations into our own operations, we believe we will generate positive cash flow from our operations. If we are successful in achieving this objective, we do not believe we will need to raise additional capital to execute our business strategy, as we anticipate that the revenue generated from the fully integrated acquisitions will be sufficient to allow us to implement our current business plan. However, there can be no assurance that we will be able to successfully complete any of the contemplated acquisitions. However, if we do not experience a positive impact on our operations from acquisitions we may consummate or if unforeseen developments occur that negatively impact our cash flow, we may need to raise additional capital to execute our business strategy.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the years ended December 31, 2019 and 2018.

Critical Accounting Estimates and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies (see Note 2 of Notes to Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are revenue recognition, stock based compensation, derivative instruments, income taxes, goodwill and commitments and contingencies are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

We have three main revenue streams: (i) product sales; (ii) licensing and consulting, cultivation max; and (iii) other operating revenues from seminars, reimbursements and other miscellaneous sources.

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

Revenue from cultivation max, licensing and consulting services is recognized when our obligations to our client are fulfilled which is determined when milestones in the contract are achieved.

Revenue from seminar fees is related to one-day seminars and is recognized as earned upon the completion of the seminar. We also recognize expense reimbursement from clients as revenue for expenses incurred during certain jobs.

Stock Based Compensation

We account for share-based payments pursuant to Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation and, accordingly, we record compensation expense for share-based awards based upon an assessment of the grant date fair value for stock and restricted stock awards using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and Emerging Issues Task Force (“EITF”) 96-18 when stock or options are awarded for previous or current service without further recourse.

Share based expense paid to through direct stock grants is expensed as occurred. Since our stock has become publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. Prior to our stock being traded we used the most recent valuation.

On June 20, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Previously, share-based payment arrangements to nonemployees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services were accounted for under ASC 505-50. Before the amendment, the major difference for us (but not limited to) was the determination of measurement date which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award which is the same as share-based payments for employees. We adopted the requirements of the new rule as of January 1, 2019, the effective date of the new guidance.

Income Taxes

ASC 740, Income Taxes requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from our acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. We amortizable intangible assets consist of licensing agreements, product licenses and registrations, and intellectual property or trade secrets. Their estimated useful lives range from 10 to 15 years.

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, we determine fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, we rely on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, our risk relative to the overall market, our size and industry and other risks specific to us. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause us to perform an impairment test prior to scheduled annual impairment tests.

We performed our annual fair value assessment at December 31, 2019, on our subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medicine Man Technologies, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016

Lakewood, CO

March 30, 2020

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	December 31, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$11,853,627	$321,788
Accounts receivable, net of allowance for doubtful accounts	313,317	1,180,757
Accounts receivable – related party	72,658	125,112
Inventory	684,940	489,239
Notes receivable - related party	767,695	–
Other assets	529,416	50,824
Prepaid acquisition costs (Note 12)	1,347,462	–
Total current assets	15,569,115	2,167,720

Non-current assets
Fixed assets, net of accumulated depreciation of $159,354 and $149,015, respectively	239,078	94,640
Goodwill	12,304,306	12,304,306
Intangible assets, net of accumulated amortization of $19,811 and $13,903, respectively	75,289	81,197
Marketable securities, net of unrealized loss of $1,792,569 and $463,386, respectively	406,774	2,199,344
Accounts receivable – litigation	3,063,968	1,281,511
Deferred tax assets, net	268,423	–
Notes receivable – noncurrent, net	241,711	92,888
Operating lease right of use assets	59,943	–
Total non-current assets	16,659,492	16,053,886

Total assets	$32,228,607	$18,221,606

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$699,961	$202,515
Accounts payable - related party	15,372	71,312
Accrued expenses	1,091,204	291,084
Derivative liabilities	3,773,382	–
Income taxes payable	1,940	582,931
Total current liabilities	5,581,859	1,147,842

Long-term liabilities
Lease liabilities	66,803	–
Total long-term liabilities	66,803	–

Total liabilities	5,648,662	1,147,842

Commitments and contingencies (Note 12)	–	–

Shareholders’ equity
Preferred stock $0.001 par value. 10,000,000 authorized, zero shares issued and outstanding December 31, 2019 and December 31, 2018, respectively.	–	–
Common stock $0.001 par value. 250,000,000 authorized, 39,952,626 and 27,753,310 shares issued and outstanding December 31, 2019 and December 31, 2018, respectively.	39,953	27,875
Additional paid-in capital	50,356,469	22,886,624
Accumulated deficit	(22,816,477)	(5,840,735)
Common stock held in treasury, at cost, 257,732 shares and zero shares held at December 31, 2019 and 2018, respectively	(1,000,000)	–
Total shareholders' equity	26,579,945	17,073,764

Total liabilities and stockholders’ equity	$32,228,607	$18,221,606

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Years Ended December 31, 2019 and 2018

Expressed in U.S. Dollars

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Operating revenues
Product sales, net	$6,468,230	$1,476,169
Product sales - related party, net	1,351,578	555,434
Litigation revenue	1,782,457	1,518,099
Licensing, consulting and Cultivation Max fees	2,767,649	5,810,815
Other operating revenues	31,041	82,038
Total operating revenues	12,400,955	9,442,555
Cost of goods and services
Cost of goods and services	7,616,221	2,577,510
Total cost of goods and services	7,616,221	2,577,510
Gross profit	4,784,734	6,865,045
Operating expenses
Selling, general and administrative expenses	2,261,317	1,101,756
Professional services	3,357,877	885,149
Salaries, benefits and related expenses	3,567,535	1,250,549
Stock-based compensation	7,279,363	1,457,250
Derivative expense - contingent compensation	5,400,559	–
Total operating expenses	21,866,651	4,694,704
(Loss) Income from operations	(17,081,917)	2,170,341
Other income (expense)
Bad debt expense	(151,169)	(196,112)
Loss on sale of assets	–	(8,998)
Unrealized gain on derivative liabilities	1,627,177	–
Unrealized loss on marketable securities	(1,792,569)	(463,386)
Interest (expense) income, net	(160,195)	30,001
Total other expense	(476,756)	(638,495)
(Loss) income before income taxes	(17,558,673)	1,531,846
Provision for income tax (benefit) expense	(582,931)	582,931
Net (loss) income	$(16,975,742)	$948,915

Basic (loss) earnings per common share	$(0.50)	$0.04
Diluted (loss) earnings per common share	$(0.50)	$0.03

Weighted-average number of common shares outstanding:
Basic	33,740,557	25,121,896
Diluted	33,740,557	27,769,357

Comprehensive (loss) income	$(16,975,742)	$948,915

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

Expressed in U.S. Dollars

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Common Stock Held in Treasury	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	at Cost	Equity

Balance, December 31, 2017	–	$–	22,991,137	$22,113	$17,505,697	$(6,789,650)	$–	$10,739,160

Net income					–	948,915	–	948,915
Issuance of common stock in connection with sales made under private or public offerings	–	–	937,647	938	999,062	–	–	1,000,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	1,091,197	1,091	(1,091)	–	–	–
Issuance of common stock as compensation to employees, officers, directors and/or contractors	–	–	800,000	800	1,456,450	–	–	1,457,250
Issuance of common stock in connection with the acquisition of a business	–	–	1,933,329	1,933	2,998,067	–	–	3,000,000
Adjustment for acquisition payment	–	–	–	–	(71,561)	–	–	(71,561)

Balance, December 31, 2018	–	$–	27,753,310	$27,875	$22,886,624	$(5,840,735)	$–	$17,073,764

Net loss	–	–	–	–	–	(16,975,742)	–	(16,975,742)
Issuance of common stock in connection with sales made under private or public offerings	–	–	9,800,000	9,800	19,590,200	–	–	19,600,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	485,543	365	602,195	–	–	602,560
Issuance of common stock as compensation to employees, officers, directors and/or contractors	–	–	1,913,775	1,913	3,220,488	–	–	3,222,401
Return of common stock in lieu of collection of certain accounts receivable	–	–	–	–	–	–	(1,000,000)	(1,000,000)
Stock-based compensation expense related to stock options	–	–	–	–	4,056,962	–	–	4,056,962

Balance, December 31, 2019	–	$–	39,952,628	$39,953	$50,356,469	$(22,816,477)	$(1,000,000)	$26,579,945

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

Expressed in U.S. Dollars

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Cash flows from operating activities of continuing operations:
Net (loss) income	$(16,975,742)	$948,915
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	61,708	81,960
Bad debt expense	151,169	196,112
Deferred taxes	(268,423)	–
Derivative expense	5,400,559	–
Unrealized gain on derivative liabilities	(1,627,176)	–
Equity securities received in lieu of cash for fees and services provided	–	(2,662,730)
Realized loss on disposal of fixed assets	–	8,998
Unrealized loss on marketable securities	1,792,569	463,386
Stock-based compensation	7,184,363	1,457,250
Changes in operating assets and liabilities:
Accounts receivable	(3,361,194)	(2,100,318)
Inventory	(195,701)	(92,148)
Prepaid expenses and other current assets	(383,592)	–
Other assets	–	11,445
Operating leases right of use assets and liabilities	6,860	–
Accounts payable and accrued liabilities	1,241,626	(65,962)
Income taxes payable	(580,991)	582,931
Net cash used in operating activities	(7,553,965)	(1,170,160)

Cash flows from investing activities:
Adjustment for acquisition payment	–	(71,561)
Issuance of notes receivable	(916,518)	(97,889)
Repayment of short-term debt	–	(58,280)
Proceeds from sale of fixed assets	–	14,000
Purchase of fixed assets	(200,238)	(43,037)
Net cash used in investing activities	(1,116,756)	(256,767)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	19,600,000	1,000,000
Proceeds from exercise of common stock purchase warrants, net of issuance costs	602,560	–
Net cash provided by financing activities	20,202,560	1,000,000

Net increase in cash and cash equivalents	11,531,839	(426,927)
Cash and cash equivalents at beginning of period	321,788	748,715
Cash and cash equivalents at end of period	$11,853,627	$321,788

Supplemental disclosure of cash flow information:
Cash paid for interest	$192,107	$–
Cash paid for income taxes	$268,423	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with long term service contracts	$95,000	$–
Return of common stock in lieu of collection of certain accounts receivable	$1,000,000	$–

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

Organization and Nature of Operations

Business Description – Business Activity

Medicine Man Technologies Inc. (the “Company”) incorporated in Nevada on March 20, 2014. On May 1, 2014, the Company entered into an exclusive Technology License Agreement with Medicine Man Denver, Inc., f/k/a Medicine Man Production Corporation, a Colorado corporation (“Medicine Man Denver”) whereby Medicine Man Denver granted it a license to use all of their proprietary processes they have developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “Medicine Man Denver License Agreement”).

The Company commenced its business on May 1, 2014 and currently generates revenues from consulting activities for prospective clients interested in entering the cannabis industry as well as sponsoring seminars offered to the cannabis industry and other business endeavors related to our core competencies.

1.	Liquidity and Capital Resources

During the fiscal year ended December 31, 2019 and 2018, the Company primarily used revenues from its operation supplemented by cash to fund its operations.

Cash and cash equivalents are carried at cost or amortized cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $11,853,627 and $321,788 classified as cash and cash equivalents as of December 31, 2019, and December 31, 2018, respectively.

The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be more than the insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

To mitigate credit risk, the Company may purchase highly liquid investments with an original maturity of three months or less. At December 31, 2019, the Company had one United States Treasury Bill with a maturity date of January 14, 2020 and bearing interest at a rate of approximately 1.4%.

The following table depicts the composition of the Company’s cash and cash equivalents as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Deposits placed with banks	$736,101	$321,788
United States Treasury Bill	11,117,526	–
Total cash and cash equivalents	$11,853,627	$321,788

2.	Critical Accounting Policies and Estimates

Basis of Presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s net (loss) earnings and financial position.

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

The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payables and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of the Company’s debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us. The Company’s derivative liability was adjusted to fair market value at the end of the year, using Level 3 inputs.

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2019 and 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31, 2019	December 31, 2018
Level 1 – Marketable Securities Available-for-Sale – Recurring	$406,774	$2,199,344

Marketable Securities at Fair Value on a Recurring Basis

Certain assets are measured at fair value on a recurring basis. The Level 1 position consists of an investment in equity securities held in Canada House Wellness Group, Inc. (CHV), a publicly-traded company whose securities are actively quoted on the Toronto Stock Exchange.

Fair Value of Financial Instruments

The carrying amounts of cash and current assets and liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Available-for-sale securities are recorded at current market value as of the date of this report.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to consulting revenues are recorded when a milestone is reached at point in time resulting in funds being due for delivered services, and where payment is reasonably assured. Accounts receivable related to Cultivation Max revenues are recorded based on cultivation yields over time on harvested cannabis. Consulting and Cultivation Max revenues are generally collected from 30 to 60 days after the invoice is sent.

The following table depicts the composition of our accounts receivable as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Accounts receivable – trade	$384,202	$1,180,757
Accounts receivable – related party	72,658	125,112
Accounts receivable – litigation, non-current	3,063,968	1,281,511
Allowance for doubtful accounts	(70,885)	–
Total accounts receivable	$3,449,943	$2,587,380

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required. At December 31, 2019 and 2018, the Company recorded an allowance for doubtful accounts of $70,885 and $0, respectively.

Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company wrote-off $80,284 of its accounts receivable during the year ended December 31, 2019. The Company did not write-off any of its accounts receivable in year ended December 31, 2018.

On March 22, 2019, the Company entered into an Agreement of Sale of Future Receipts (“Factoring Agreement”) with Libertas Funding, LLC (“Purchaser”). Under the terms of the Factoring Agreement, the Purchaser acquired $810,000 of certain future receivables from the Company for $582,000 in net proceeds. The Company is required to repay the Purchaser $24,107 weekly for an estimated term of eight months. On July 2, 2019, the Company repaid $436,607, which represented all remaining amounts owed under the Factoring Agreement. The Company recorded $192,107 in interest expense related to the Factoring Agreement during the year ended December 31, 2019.

In July 2018, the Company commenced legal action against a customer in Clark County, Nevada for breach of contract, adding a significant value to its receivables for fees that had been booked, due to forbearance grants by the Company that were subsequently violated, causing the Company to increase its receivables accordingly. The Company provided services to this customer for a period of thirteen months, agreeing conditionally to three modifications in December 2017, March 2018 and May 2018 to forego certain revenue sharing payments in accordance with the agreement with the customer, which were subsequently breached by the customer. As a result, the Company engaged legal counsel and filed a complaint in Clark County, Nevada, which alleged breach of contract and sought general, special and punitive damages in the amount of $3,876,850.

On August 2, 2019, a jury in the District Court of Clark County, Nevada found in favor of the Company and awarded the Company damages totaling $2,773,321 (See Part II, Item 1, Legal Proceedings for more information). The Company has classified the awarded amount receivable as a non-current asset since the customer has subsequently filed an appeal. Considering this customer’s appeal, the Company sought to compel the customer to obtain and produce a bond securing the award. On December 13, 2019, proof of the bond was posted through United States Fire Insurance Company, naming the Company as the obligee.

At December 31, 2019 and 2018, the accounts receivable for this matter totaled $2,773,321 and $990,864, and the related revenue recorded totaled $1,782,457 and $1,015,154 for the years ended December 31, 2019 and 2018, respectively.

The Company analyzed the contract, associated revenue and litigation process under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. As detailed above, the Company had a contract with the customer that identified distinct performance obligations to be satisfied over time. Additionally, it determined that the litigation process and subsequent award represented a contract modification.

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

ASC 606 defines a contract modification as a change in scope and/or price to an original contract or any change to the enforceable rights and obligations of the parties to the original contract. Enforceable rights and obligations are those that are approved by both parties and legally required. A contract modification does not need to be written; enforceable changes can be the result of oral agreements or implied through customary business practices.

The effect that the modification has on the transaction price and on the entity’s measure of progress towards satisfaction of the performance obligation is recognized as an adjustment to revenue either as an increase in or a reduction of revenue at the date of the modification. The adjustment to revenue is made on a cumulative catch-up basis.

As management determined that the litigation process constituted a contract modification, and that the contract was upheld judicially, the Company recognized and recorded $1,782,457 on a cumulative catch-up basis as of August 2, 2019.

On June 7, 2019, the Company filed a complaint against a second customer in Clark County, Nevada, for, amongst other causes of action, breach of contract. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. Since that time, the parties have been in the process of mutually agreeing upon an arbitrator, which has now completed. The parties are now in the process of scheduling the arbitration. As of December 31, 2019 and 2018, the accounts receivable for this matter totaled $290,647.

Notes Receivable

In July 2016, the Company executed a non-binding Term Sheet to acquire Capital G Ltd, an Ohio limited liability company and its three wholly owned subsidiary companies, Funk Sac LLC, Commodogy LLC, and OdorNo LLC. The agreement was subject to the Company’s due diligence as well as execution of definitive agreements. In January 2017, the parties agreed not to proceed with this transaction. As part of the term sheet, the Company agreed to loan Capital G the principal balance of $250,000 pursuant to the terms of a convertible note which accrues interest at the rate of 12% per annum and which became due November 1, 2017. As of September 30, 2018, this note has not been repaid when it became due. As of December 31, 2018, the Company has written off 100%, or $250,000, of this balance plus accrued interest of $49,018. Due to this bad debt expense not being a part of the Company’s normal business this expense is categorized in other income and expense on the income statement.

On July 17, 2018, the Company entered into an intellectual property license agreement with Abba Medix Corp. (AMC), a wholly-owned subsidiary of publicly-traded Canada House Wellness Group, Inc. (CHV). The Company agreed to provide a lending facility to AMC in CAD$125,000 increments of up to CAD$500,000. The lending facility is for a term of 36 months and bears interest at a rate of 2%. As of December 31, 2019 and 2018, the Company had loaned to AMC a total of $241,711 and $92,888, respectively. The Company classified these loans as long-term notes receivable on its consolidated balance sheets as of December 31, 2019 and 2018.

Other Assets (Current and Non-Current)

Other assets at December 31, 2019 and 2018 were $529,416 and $50,824, respectively.

At December 31, 2019, other assets included $480,881 in prepaid expenses, $21,085 in interest receivable and $27,450 in security deposits. Prepaid expenses were primarily comprised of insurance premiums, membership dues, conferences and seminars and other general and administrative costs.

At December 31, 2018, other assets included $29,005 in prepaid expenses and $21,819 in security deposits.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill at the end of each calendar year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test prior to scheduled annual impairment tests.

The Company performed its annual fair value assessment at December 31, 2019 on its reporting units and subsidiary with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived asset are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.

The Company evaluated the recoverability of its long-lived assets at December 31, 2019 on its reporting units and subsidiary with material amounts on their respective balance sheets and determined that no impairment exists.

Accounts Payable

Accounts payable at December 31, 2019 and 2018 were $699,961 and $202,515, respectively, and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2019 and 2018 were $1,091,204 and $291,084, respectively.

At December 31, 2019, accrued expenses and other liabilities was comprised of customer deposits of $148,109, accrued payroll of $714,220, and operating expenses of $228,875.

At December 31, 2018, accrued expenses and other liabilities was comprised of $163,568 in customer deposits, $21,330 in deferred rent expense and $106,185 in accrued payroll.

Revenue Recognition and Related Allowances

The Company’s revenue recognition policy is significant because the amount and timing of revenue is a key component of its results of operations. Certain criteria are required to be met in order to recognize revenue. If these criteria are not met, then the associated revenue is deferred until the criteria are met. When consideration is received in advance of the delivery of goods or services, a contract liability is recorded. Revenue contracts are identified when accepted from customers and represent a single performance obligation to sell the Company’s products to a customer.

The Company has three main revenue streams: (i) product sales; (ii) licensing, consulting and Cultivation Max fees; and (iii) other operating revenues from seminars, reimbursements and other miscellaneous sources.

Product sales are recorded at the time that control of the products is transferred to customers. In evaluating the timing of the transfer of control of products to customers, the Company considers several indicators, including significant risks and rewards of products, its right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to customers.

Revenue from licensing, consulting and Cultivation Max fees are recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved and target harvest yields are exceeded.

Revenue from seminar fees is related to one-day seminars and is recognized as earned upon the completion of the seminar. The Company also recognizes expense reimbursement from clients as revenue for expenses incurred during certain jobs.

Intellectual Property Licensing Agreement with ABBA Medix Corp.

On July 17, 2018, the Company entered into an intellectual property license agreement with Abba Medix Corp. (“AMC”), a wholly-owned subsidiary of publicly-traded CHV.

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

ASC 606 provides guidance in determining the proper accounting treatment for the license of the intellectual property requiring the Company had to complete a sequence of analyses. These analyses include the following: (i) sale versus licensing transactions; (ii) distinct performance obligations; (iii) the nature of the license; and (iv) the timing of recognition based on the nature of the license. Based on an analysis of ASC 606, the Company determined the following:

•	The license agreement establishes AMC’s right to use the intellectual property; it does not transfer any of the Company’s ownership in the assets. Therefore, the agreement is clearly identified as a licensing transaction.

•	The license agreement grants AMC the right to use the intellectual property immediately and does provide for the transfer of any other goods or services to AMC. The property is capable of being distinct, and the promise to transfer the property is distinct within the context of the contract. The Company recognized its license as distinct and a separate performance obligation.

•	The intellectual property is functional intellectual property as it has significant standalone functionality. The license agreement with AMC grants them with the exclusive right to use the Company’s intellectual property immediately upon the date of the agreement. This date clearly represents a transfer of control to the customer. Further, upon its effectiveness, the Company established the right to payment and the customer accepted the asset. As control has been transferred to the customer, the Company has satisfied its performance obligation and, as such, is entitled to immediately recognize the $4,650,000 in revenue associated with the granting of the licensing rights.

Additionally, under the terms of the agreement, the Company agreed to provide a loan facility to AMC under the following terms:

The Licensor (the Company) shall provide a lending facility to the Licensee (AMC) in $125,000 increments of up to $500,000; noting that any increment over the initial $250,000 advanced shall only be funded upon the Licensee’s funding of the second $575,000 amount to the Licensor. Such lending facilities shall bear a nominal interest rate and carry terms as agreed to by both parties. Both parties agree that each of the Licensor’s advances shall be first money in and first money to be repaid in accordance with the terms mutually agreed to.

The purpose of this lending facility was to provide financing support to AMC, the licensee of the Company’s intellectual property, for investing in capital expenses that would allow them to generate revenue that would result in a royalty being paid to Medicine Man Technologies, Inc. The Company is entitled to receive 4% of the gross revenues associated with the sale of Success Nutrients by AMC over the term of the agreement. The Company considered the guidance under ASC 606 in determining whether the facility had any impact on the Company’s ability to recognize revenue from the licensing agreement. Based upon the Company’s analysis, the Company determined the business purpose of the financing facility that it provided to AMCwas a separate agreement with distinct responsibilities from the Company’s performance obligations under the intellectual property license agreement. The Company considered the scope exceptions highlighted in 606-10-15-2(c) and determined that ASC 825, Financial Instruments more appropriately applied. The amount of revenue of $4,650,000 that the Company recognized was not reduced by the amount of the $500,000 facility, which the Company determined is a standalone contract with commercial substance and collectability. As of December 31, 2018, the Company recorded a trade accounts receivable on its balance sheet due from AMC of $250,000.

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

Cultivation Max fees

On August 6, 2018, the Company entered into an agreement with a client that was comprised of two basic elements:

Element One: The Company was hired to act as project management due to the Company’s industry knowledge to help a client prepare to cultivate their crop. The Company completed all of its work to get them growing by December 31, 2018. This element of the Company’s contract called for simply charging an agreed upon fee for services performed. All fees were considered fully earned and were billed and collected in 2018.

Element Two: The second part of the agreement called for the Company to receive a bonus equal to “25% of the value of the product grown over 2 pounds per light” for the next 5 years. “2 pounds per light” is a marijuana industry standard meaning that if the crop yield was above that standard, it would indicate that due to the Company’s expertise that the client crop was “above standard”. Under that clause, the Company would be sharing in the extra profit if it was achieved, because the expert advice provided by the Company would enable the client to generate a significant level of profit above industry standard. On December 14, 2018, the Company entered into an amendment to amend the terms of the August 6, 2018 license agreement:

•	The term for receiving 25% of the value grown over 2 pounds per light, was reduced from five years to three years

•	The 25% level was reduced to 5%

•	In return, the Company received a $1,000,000 fee which it billed in 2018 and collected in full in January 2019. Specifically, the wording in the addendum stated, “The aforementioned fee of $1,000,000 shall be deemed earned by the Licensor (Medicine Man) upon the execution of this Addendum and shall be payable before January 15, 2019”. The Company met all contractual terms prior to December 31, 2018 and has no ongoing contractual responsibility to provide consulting services in order to earn this fee. The client limited their exposure for potentially higher future payments by agreeing to a one-time payment of $1,000,000.

The amendment also provided that the client will reimburse the Company up to $11,000 a month for the cost of its employees if they are needed at the client’s locations. The Company considered this a pass-thru item where no profit was recognized. Under the guidelines of ASC 606-10-25-27, an entity transfers control of a good or service over time and, therefore, satisfies a performance obligation and recognizes revenue over time, if one of the following criteria is met:

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

With respect to Element Two in terms of considering the revenue method of recognition under ASC 606, the following characteristics of the transaction were considered:

•	The Company had no further performance obligations

•	The customer contractually deemed this fee as earned

•	The future potential value of the reduction from 25% over five years, to 5% over three years, is an asset that legally passed to the client.

•	The customer paid the fee

Based on the analysis performed, the Company determined “control” at a point in time, transferred immediately to the client upon the signing of the amendment. As a result, the Company recorded a trade receivable of $1,000,000 on its balance sheet as of December 31, 2018 and $1,000,000 of revenue in its statement of operations for the year ended December 31, 2018. This $1,000,000 receivable was fully received in January of 2019.

The Company notes no change in the pattern of revenue recognition due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The Company believes that the revenue recognition related to our licensing, consulting and product sales are consistent with our current practice.

Costs of Goods and Services Sold

Costs of goods and services sold are comprised of related expenses incurred while supporting the implementation and sales of Company’s products and services.

General and Administrative Expenses

General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s products or services.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $455,047 and $291,711 for years ended December 31, 2019 and 2018, respectively.

Stock-Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, Stock Compensation and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock and restricted stock awards using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and Emerging Issues Task Force (“EITF”) 96-18 when stock or options are awarded for previous or current service without further recourse.

Share-based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock is publicly traded, the value is determined based on the number of shares issued and the over-the-counter quoted value of the stock on the date of the transaction.

On June 20, 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Previously, share-based payment arrangements to nonemployees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services were accounted for under ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date, which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award, which is the same as share-based payments for employees. The Company adopted the requirements of the new rule as of January 1, 2019, the effective date of the new guidance.

The Company recognized $7,279,363 and $1,457,250 in expense for stock-based compensation to directors, employees and consultants during the years ended December 31, 2019 and 2018, respectively.

Income Taxes

ASC 740, Income Taxes requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-Use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’ lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease Right-of-Use assets and operating lease liabilities, current and non-current, on the Company's consolidated balance sheets.

3.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

FASB ASU 2017-01, Clarifying the Definition of a Business (Topic 805) – In January 2017, the FASB issued 2017-01. The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years. Adoption of this ASU did not have a significant impact on the Company’s consolidated results of operations, cash flows and financial position.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. The Company is evaluating the impact of this amendment on its consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

4.	Fixed Assets

Fixed assets are recorded at cost, net of accumulated depreciation and are comprised of the following:

	December 31, 2019	December 31, 2018
Furniture and fixtures	$98,903	$98,395
Leasehold improvements	40,953	36,900
Vehicles	34,000	34,000
Office equipment	33,833	74,360
Work in process	190,743	–
	398,432	243,655
Less: accumulated depreciation	(159,354)	(149,015)
Total property and equipment, net of depreciation	$239,078	$94,640

Depreciation on fixed assets is recorded on a straight-line basis over the following expected useful:

Furniture and fixtures	3 years
Marketing display	3 years
Vehicles	3 years
Office equipment	3 years

Depreciation expense for the years ended December 31, 2019 and 2018 was $55,800 and $75,446, respectively.

5.	Intangible Asset

Intangible assets at December 31, 2019 and 2018 were comprised of the following:

	December 31, 2019	December 31, 2018

License agreement	$5,300	$5,300
Product license and registration	57,300	57,300
Trade secret – intellectual property	32,500	32,500
	95,100	95,100
Less: accumulated amortization	(19,811)	(13,903)
Total intangible assets, net of amortization	$75,289	$81,197

Amortization expense for years ended December 31, 2019 and 2018 was $5,908 and $6,515, respectively.

6.	Derivative Liabilities

During the year ended December 31, 2019, the Company entered into employment agreements with certain key officers that contained contingent consideration provisions based upon the achievement of certain market condition milestones. The Company determined that each of these vesting conditions represented derivative instruments.

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

The Company accounts for derivative instruments in accordance with the U.S. GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. The Company estimated the fair value of these derivatives at the respective balance sheet dates using the Black-Scholes option pricing model based upon the following inputs: (i) stock price on the date of grant ranging between $1.32 - $3.75, (ii) the contractual term of the derivative instrument ranging between 2.25 - 3 years, (iii) a risk-free interest rate ranging between 1.56% - 2.57% and (iv) an expected volatility of the price of the underlying common stock ranging between 136% - 158%.

As of December 31, 2019, the fair value of these derivative liabilities is $3,773,382. The change in the fair value of derivative liabilities for the year ended December 31, 2019 was $1,627,177, resulting in an aggregate unrealized gain on derivative liabilities.

7.	Related Party Transactions

For the year ended December 31, 2019

During the year ended December 31, 2019, the Company had sales from Super Farm LLC (“Super Farm”) totaling $578,655 and sales from De Best Inc. (“De Best”) totaling $191,915. The Company gives a larger discount on nutrient sales to related parties than non-related parties. During the year ended December 31, 2019, the Company had sales discounts associated with Super Farm totaling $291,823 and sales discounts associated with De Best totaling $95,957. As of December 31, 2019, the Company had an accounts receivable balance from Super Farm totaling $33,127 and an accounts receivable balance from De Best totaling $2,180. The Company’s Chief Cultivation Officer, Joshua Haupt, currently owns 20% of both Super Farm and De Best.

During the year ended December 31, 2019, the Company recorded sales from Medicine Man Denver totaling $402,839 and sales discounts totaling $143,473. As of December 31, 2019, the Company had an accounts receivable balance with Medicine Man Denver totaling $34,748. Also, during the year ended December 31, 2019, the Company incurred expenses from Medicine Man Denver totaling $125,897 for contract labor and other related administrative costs. The Company’s former Chief Executive Officer, Andy Williams, currently owns 38% of Medicine Man Denver.

During the year ended December 31, 2019, the Company recorded sales from MedPharm Holdings LLC (“MedPharm Holdings”) totaling $64,378 and sales discounts totaling $7,498. As of December 31, 2019, the Company had an accounts receivable balance with MedPharm Holdings totaling $2,604. Also, during the year ended December 31, 2019, the Company issued various notes receivable to MedPharm Holdings totaling $767,695 with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. Certain notes extended to 2020 by mutual agreement between the Company and noteholder. The Company’s former Chief Executive Officer, Andy Williams, currently owns 29% of MedPharm Holdings.

During the year ended December 31, 2019, the Company recorded sales from Baseball 18, LLC (“Baseball”) totaling $165,617. The revenue is included under product sales - related party, net, in the Company’s consolidated financial statements. As of December 31, 2019, the Company had an accounts receivable balance with Baseball totaling $169,960. During the year ended December 31, 2019, the Company recorded sales from Farm Boy, LLC (“Farm Boy”) totaling $321,307. The revenue is included under product sales - related party, net, in the Company’s consolidated financial statements. As of December 31, 2019, the Company had an accounts receivable balance with Farm Boy totaling $330,911.

For the year ended December 31, 2018

As of December 31, 2018, the Company had six related parties, Brett Roper, Medicine Man Denver, MedPharm Holdings, MedPharm Iowa, Super Farm LLC and De Best Inc. The Company’s Chief Cultivation Officer, Joshua Haupt, currently owns 20% of both Super Farm and De Best. Additionally, the Company’s former Chief Executive Officer, Andy Williams, currently owns 38% of Medicine Man Denver. Andy Williams also owns 10% of MedPharm Holdings and 3% of MedPharm Iowa. Brett Roper was the Chief Executive Officer of the Company before Andy Williams.

During the year ended December 31, 2018, the Company had net sales from Super Farm totaling $264,103 and $88,063 in net sales from De Best. The Company gives a larger discount on nutrient sales to related parties than non-related parties. As of December 31, 2018, the Company had accounts receivable balance with Super Farm totaling $61,110 and $20,503 accounts receivable from De Best. As of December 31, 2018, the company had an accounts payable balance to Brett Roper in the amount of $69,714.

As of and for the year ended December 31, 2018, the Company had sales from Medicine Man Denver totaling $158,805 and an accounts receivable balance of $28,893. As of December 31, 2018, the Company had an accounts receivable balance owed from Medicine Man Denver totaling $2,986. During the year ended December 31, 2018, the Company had sales from MedPharm Iowa totaling $10,026 and $34,438 in sales from MedPharm Holdings. As of December 31, 2018, the Company had an accounts receivable balance owed from MedPharm Iowa totaling $1,195 and $10,425 owed from MedPharm Holdings.

8.	Goodwill and Acquisition Accounting

On September 17, 2018, of the Company acquired Two JS LLC, d/b/a The Big Tomato, a Colorado limited liability company (“Big T” or “The Big Tomato”). The Company issued an aggregate of 1,933,329 shares of its common stock in exchange for a 100% ownership of Big T. The Company utilized purchase price accounting stating that net book value approximates the fair market value of the assets acquired. The purchase price accounting resulted in the Company valuing the investment as $3,000,000 of Goodwill. At September 17, 2018, the Company’s per share value of Common Stock was $1.55. There was no requirement for The Big Tomato to have independent audited financial statement for the prior two fiscal years and any interim periods because the aggregate value of the acquisition is less than 20% of the Company’s current assets.

The Big Tomato Balance Sheet

	Book/Fair Value		Book/Fair Value
Assets:		Liabilities:
Inventory	$291,000	Accounts payable	$272,266
Other assets	4,950	Customer Deposits	23,684
	$295,950		$295,950

Purchase Price (1,933,329*1.5517)
		$3,000,000
Less: BV of Assets		(295,950)
Add: BV of Liabilities		295,950
Goodwill		$3,000,000

As of December 31, 2019, the Company’s Goodwill has a balance of $12,304,306. This amount consisted of $3,003,226 from the DCG (Denver Consulting Group) acquisition, $6,301,080 from the Success Nutrients and Pono Productions acquisitions and $3,000,000 from the acquisition of The Big Tomato. As of December 31, 2019, the Company had an independent third-party valuation group perform an impairment analysis on our consolidated goodwill balance. It was noted that as of December 31, 2019, no impairment was needed.

9.	Inventory

As of December 31, 2019 and December 31, 2018, the Company had $684,940 and $489,239 of finished goods inventory, respectively. The Company only has finished goods within inventory because it does not produce any of its products. All inventory is produced by a third party. The inventory valuation method that the Company uses is the FIFO method. During the years ended December 31, 2019 and 2018, the Company did not recognize any impairment for obsolescence within its inventory.

10.	Note Payable

The Company had a note payable to its Chief Cultivation Officer, Joshua Haupt. The note was repaid in full during the quarter ended March 31, 2018.

11.	Leases

Leases with an initial term of one year or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Leases with a term greater than one year are recognized on the balance sheet at the time of lease commencement or modification by recording an ROU operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

The Company's leases consist of real estate leases for office, retail and warehouse spaces. The Company elected to combine the lease and related non-lease components for its operating leases.

The Company’s operating leases may include options to extend or terminate the leases, which are not included in the determination of the ROU asset or lease liability unless it is reasonably certain to be exercised. The Company's operating leases have remaining lease terms of less than one year. The Company’s lease agreements do not contain any material residual value guarantees or materially restrictive covenants.

As the Company's leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The discount rate used in the computations was 6%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	December 31, 2019
Asset
Operating lease asset	Non-Current Assets	$59,943
Liabilities
Operating lease liability	Non-Current Liabilities	$66,803

Lease Costs

The table below summarizes the components of lease costs for the year ended December 31, 2019.

Year Ended December 31, 2019

Operating lease costs	$227,115

Maturities of Lease Liabilities

Maturities of lease liabilities as of December 31, 2019 are as follows:

2020 fiscal year	$67,904
Total lease payments	67,904
Less: Interest	(1,101)
Present value of lease liabilities	$66,803

The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2019:

2020 fiscal year	$67,904

12.	Commitments and Contingencies

Over the past three years, the Company has supported legislation in Colorado to allow licensed cannabis companies in Colorado to trade their securities, provided they are reporting companies under the Exchange Act, as amended. HB19-1090 titled, “Publicly Licensed Marijuana Companies” was signed into Colorado legislature on May 29, 2019 and went into effect on November 1, 2019. The bill repeals the provision that prohibits publicly traded corporations from holding a marijuana license in Colorado.

Effective January 10, 2019, the Company entered into binding term sheets to acquire three cannabis and cannabis related companies, including the following:

•	FutureVision 2020, LLC and FutureVision Ltd., Inc. dba Medicine Man Denver (in the aggregate, “Medicine Man Denver”), owners of several licensed dispensaries and a cultivation facility in the Denver, Colorado metro area. It is also a leading cultivator, retailer and one of the best-known brands in the cannabis sector, winning over a dozen industry awards. Medicine Man Denver operates out of a 35,000 square foot cultivation operation and has four popular retail locations across the Denver metropolitan area;

•	MedPharm Holdings, a company that develops and manages intellectual property related to the manufacture and formulation of products containing cannabinoid extracts. Management believes that this acquisition will bring world-class processing and pharmaceutical-grade products to the company; and

•	MX LLC, the holder of the license that allow it to be a manufacturer of marijuana infused products in the Denver metro area. It also has a research license that has been issued by the state of Colorado and the local jurisdiction approval is in process.

The term sheets provide for the issuance of shares of common stock to the targets at an initial price per share of $1.32, with the final price to be determined based on the fair market valuation, which is subject to an independent valuation assessment. The Company’s former Chief Executive Officer, Andrew Williams, serves as an officer/manager and has an ownership interest in each of the targets above.

On May 24, 2019, the Company entered into a binding term sheet with Farm Boy and Baseball setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Farm Boy and Baseball, respectively. As consideration, the Company shall pay a total purchase price of $5,937,500, subject to adjustment, consisting of $1,187,500 cash and 1,578,073 shares of its common stock, par value $0.001 per share. The 1,578,073 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to the execution date.

Also, on May 24, 2019, the Company entered into a binding term sheet with Los Suenos, LLC (“Los Suenos”) and Emerald setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Los Suenos and Emerald, respectively. As consideration, the Company shall pay a total purchase price of $5,937,500, subject to adjustment, consisting of $1,187,500 cash and 1,578,073 shares of its common stock, par value $0.001 per share. The 1,578,073 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to the execution date.

On May 31, 2019, the Company entered into a binding term sheet with Mesa Organics Ltd., Mesa Organics II Ltd. and Mesa Organics III Ltd. (collectively referred to herein as “MesaPur”) setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of MesaPur. As consideration, the Company shall pay a total purchase price of $12,012,758, subject to adjustment, consisting of $2,402,552 cash and 2,801,809 shares of its common stock, par value $0.001 per share. The 2,801,809 shares were determined by averaging the closing price of Company’s common stock for the ten (10) days prior to the execution date.

On August 6, 2019, the Company entered into a binding term sheet with Cold Baked, LLC and Golden Works, LLC (d/b/a “Dabble”) setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Dabble. As consideration, the Company shall pay a total purchase price of $3,750,000 consisting of $750,000 cash and 996,678 shares of its common stock, par value $0.001 per share. The 996,678 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to the execution date.

On August 15, 2019, the Company entered into a binding term sheet with Medically Correct, LLC (“Medically Correct”), an edible, extract and topical company, setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Medically Correct. As consideration, the Company shall pay a total purchase price of $17,250,000 consisting of $3,450,000 cash and 4,677,967 shares of its common stock, par value $0.001 per share. The 4,677,967 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 8, 2019.

On August 28, 2019, the Company entered into a binding term sheet with Starbuds Pueblo LLC, Starbuds Louisville LLC, Starbuds Niwot LLC, Starbuds Longmont LLC and Starbuds Commerce City LLC (“Starbuds”) pursuant to which the Company will purchase the membership interests of Starbuds. As consideration, the Company shall pay a total purchase price of $31,005,089 consisting of $23,253,816 in cash and 2,601,098 shares of its common stock, par value $0.001 per share. The 2,601,098 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 28, 2019.

On August 29, 2019, the Company entered into a binding term sheet with High Country Supply d/b/a Colorado Harvest Company (“CHC”) pursuant to which the Company will purchase 100% of the capital stock or assets of CHC. As consideration, the Company shall pay a total purchase price of $12,500,000 consisting of $4,000,000 in cash and 2,881,356 shares of its common stock, par value $0.001 per share. The 2,881,356 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to July 8, 2019.

On August 30, 2019, the Company entered into a binding term sheet with Colorado Health Consultants, LLC, CitiMed, LLC, Lucky Ticket LLC and KEW LLC (collectively, the “Targets”) pursuant to which the Company will purchase the membership interests of the Targets. As consideration, the Company shall pay a total purchase price of $36,898,499 consisting of $27,673,874.25 in cash and 3,095,512 shares of its common stock, par value $0.001 per share. The 3,095,512 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 30, 2019.

On August 31, 2019, the Company entered into a binding term sheet with SB Aurora LLC, SB Arapahoe LLC, SB Alameda LLC, and SB 44th LLC (“SB”) pursuant to which the Company will purchase the membership interests of SB. As consideration, the Company shall pay a total purchase price of $50,096,413 consisting of $37,590,310 in cash and 4,202,720 shares of its common stock, par value $0.001 per share. The 4,202,720 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 31, 2019.

On September 5, 2019, the Company entered into a binding term sheet dated September 2, 2019 with RSFCG, LLC, RFSCA LLC, RFSCB, LLC, RFSCEV, LLC, RFSCED LLC, RFSCLV, LLC, RFSCG-1 LLC, and RFSCLVG LLC, which entities operate under the name Roots RX (“Roots RX”) pursuant to which the Company will purchase the membership interests of Roots RX. As consideration, the Company shall pay a total purchase price of $15,000,000 consisting of $9,750,000 in cash and 1,779,661 shares of its common stock, par value $0.001 per share. The 1,779,661 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 29, 2019.

On September 6, 2019, the Company entered into a binding term sheet with Ahab LLC, Garden Greens LLC, Syls LLC, Heartland Industries, LLC and Tri City Partners LLC, which entities operate under the name “Strawberry Fields” (“Strawberry Fields”) pursuant to which the Company will purchase 100% of the capital stock or assets of Strawberry Fields, except for certain assets as outlined in the term sheet. As consideration, the Company shall pay a total purchase price of $31,000,000 consisting of $14,000,000 in cash and 5,704,698 shares of its common stock, par value $0.001 per share. The 5,704,698 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 22, 2019.

On September 9, 2019, the Company entered into a binding term sheet with Canyon, LLC (“Canyon”) and It Brand Enterprises, LLC (“It Brand”) pursuant to which the Company will purchase 100% of the capital stock or assets of Canyon and certain assets of It Brand. As consideration, the Company shall pay a total purchase price of $5,130,000 consisting of (i) a cash component which in no case will be greater than $2,565,000, and (ii) an equity component, which will consist of shares of the Company’s common stock, par value $0.001 per share, for the balance of the purchase price. The number of shares that make up the equity component will be determined by dividing the balance of the Purchase Price by the average closing price of Company’s common stock for the five (5) days prior to September 7, 2019.

Prepaid acquisition costs

During the year ended December 31, 2019, the Company entered into a number of sales transactions with companies above for which it has executed binding term sheets to acquire. The Company expects to settle each of these outstanding balances with the respective entity at the time of, or shortly following, their acquisition.

The contemplated acquisitions detailed above are conditioned upon the satisfaction or mutual waiver of certain closing conditions, including, but not limited to:

•	regulatory approval relating to all applicable filings and expiration or early termination of any applicable waiting periods;
•	regulatory approval of the Marijuana Enforcement Division and applicable local licensing authority approval;
•	receipt of all material necessary, third party, consents and approvals;
•	each party's compliance in all material respects with the respective obligations under the term sheet;
•	a tax structure that is satisfactory to both the Company and the targets;
•	the execution of leases and employment agreements that are mutually acceptable to each party; and
•	the execution of definitive agreements between the respective parties.

There can be no assurance that we will be able to consummate any of the proposed acquisitions.

13.	Stockholders’ Equity

On December 10, 2019, the shareholders approved an amendment to the Company’s articles of incorporation increasing the number of authorized shares of common stock from 90,000,000 shares to 250,000,000 shares.

The Company is authorized to issue two classes of shares, designated preferred stock and common stock.

Preferred Stock

The number of shares of preferred stock authorized is 10,000,000, par value $0.001 per share. The preferred stock may be divided into such number of series as the Company’s Board of Directors may determine. The Board is authorized to determine and alter the rights, preferences, privileges and restrictions granted and imposed upon any wholly unissued series of preferred stock, and to fix the number and designation of shares of any series of preferred stock. The Board, within limits and restrictions stated in any resolution of the Board, originally fixing the number of shares constituting any series may increase or decrease, but not below the number of such series then outstanding, the shares of any subsequent series.

Common Stock

The number of shares of common stock authorized is 250,000,000, par value $0.001 per share. At December 31, 2019 and 2018, the Company had 39,952,628 and 27,753,310 shares of common stock, respectively, issued and outstanding.

Common Stock Issued in Private Placements

During the year ended December 31, 2018, the Company sold 937,647 shares of common stock to an accredited investor in a private placement.

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

The Amendment also removed as a closing condition to the second closing, the requirement that the Company shall have entered into definitive agreements for the acquisitions of each of (a) MedPharm Holdings, (b) Futurevision 2020, LLC, Futurevision Ltd, and Medicine Man Longmont, LLC, collectively, (c) MX, LLC, (d) Los Sueños Farms, LLC, and Emerald, and (e) Farm Boy and Baseball.

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

During the year ended December 31, 2019, the Company issued an additional 700,000 shares of common stock and warrants to purchase 700,000 shares of common stock, for gross proceeds of $1,400,000.

Common Stock Issued in Connection with the Exercise of Warrants

During the year ended December 31, 2019, the Company issued 485,543 shares of common stock for proceeds of $602,560 under a series of stock warrant exercises with an exercise price of $1.33 per share.

Common Stock Issued as Compensation to Employees, Officers and Directors

During the year ended December 31, 2018, the Company granted 800,000 shares of common stock to certain employees, officers and/or directors, valued at $1,457,250.

On January 8, 2019, the Company granted to an officer of the Company, Paul Dickman, 1,000,000 shares of common stock, valued at $660,000.

On March 14, 2019, the Company granted 50,000 shares of common stock to James Toreson upon his resignation as a member of its board of directors for his service. These shares were valued at $95,000.

During the year ended December 31, 2019, the Company issued an additional 690,000 shares of common stock valued at $2,161,880 to employees, officers and directors as compensation.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

Concurrent with his resignation as described above, the Company issued 50,000 shares of its common stock to Mr. Toreson in connection with a consulting agreement having a service period extending through May 31, 2020. These shares were valued at $95,000.

During the year ended December 31, 2019, the Company issued an additional 123,775 shares of common stock valued at $210,521 to contractors and professionals in exchange for services provided.

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

During the year ended December 31, 2017, the Company issued 1,500,566 common stock purchase warrants with an exercise price of $1.33 per share, expiring on March 17, 2019. During the year ended December 31, 2019, an aggregate of 485,543 of these warrants were exercised while the remaining warrants were forfeited.

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

During the year ended December 31, 2019, the Company issued 9,800,000 common stock purchase warrants to various accredited investors with an exercise price of $3.50 per share with an expiration date of three years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $3.50, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate ranging between 1.56% - 1.84% and (iv) an expected volatility of the price of the underlying common stock ranging between 158% - 162%.

Number of shares

Balance as of January 1, 2019	2,647,461
Warrants exercised	(485,543)
Warrants forfeited	(2,161,918)
Warrants issued	9,800,000
Balance as of December 31, 2019	9,800,000

14.	Tax Provision

The Company utilizes ASC 740, Income Taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards.

The following table sets forth the components of income tax (benefit) expense for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Federal	$(477,625)	$477,625
State and local	(105,305)	105,305
Total	$(582,931)	$582,931

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018

Federal taxes at U.S. statutory rate	21.0%		21.0%
State income taxes	4.6%		4.6%
Permanent and temporary differences	(15.5%	)	27.5%
Change in valuation allowance	(6.8%	)	(15.1%	)
Effective tax rate	3.3%		38.1%

The following tables set forth the components of income taxes payable as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Federal	$–	$477,625
State and local	–	105,305
Total	$–	$582,931

The following tables set forth the components of deferred income taxes as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Deferred tax assets:
Bad debt allowance	$18,168	–
Accrued expenses	38,413	–
Share based compensation accruals	3,528,726	373,493
Net operating loss carryforwards	1,703,425	–
Unrealized losses	578,201	118,766
Total deferred tax assets	5,866,934	492,259
Less: valuation allowance	(5,598,511)	(492,259)
Net deferred tax assets	$268,423	–

Deferred tax liabilities:
Prepaid expenses	$121,777	7,434
Fixed assets	12,388	24,256
Goodwill and intangible assets	636,188	174,173
Unrealized gains	417,046	–
Total deferred tax liabilities	1,187,399	205,863
Less: valuation allowance	(1,187,399)	(205,863)
Net deferred tax liabilities	$–	–

Total deferred tax assets, net	$268,423	–

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018.

As of December 31, 2019, the Company had federal, state and local net operating loss carryforwards of approximately $6.6 million that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire in 2039.

The Company remains subject to examination in federal and state jurisdictions in which the Company conducts its operations and files tax returns. These tax years range from 2015 through 2019. The Company believes that the results of current or any prospective audits will not have a material effect on its financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these ongoing audits.

The Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits and determined that no unrecognized tax benefits associated with the tax positions exist.

15.	Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

For the year ended December 31, 2019, one customer accounted for 14% of revenue. As of December 31, 2019, two customers accounted for 68% of accounts receivable, one with 57% and another with 11%.

For the year ended December 31, 2018, two customers accounted for 48% of revenue, one with 37% and another with 11%. As of December 31, 2018, three customers accounted for 88% of accounts receivable, one with 11%, one with 38% and another with 39%. The Company is currently pursuing litigation against two of these customers to receive contractual amounts owed. See “Part II, Item 1, Legal Proceedings” for further explanation.

16.	Segment Information

The Company has three identifiable segments as of December 31, 2019; (i) products, (ii) licensing and consulting and (iii) corporate, infrastructure and other. The products segment sells merchandise directly to customers via e-commerce portals, through the Company’s proprietary websites and retail location. The licensing and consulting segment sales derives its revenue from licensing and consulting agreements with cannabis related entities. The corporate, infrastructure and other segment represents new resources added in anticipation of various acquisition transactions and other corporate related costs.

The following information represents segment activity for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019				2018
	Products	Licensing and Consulting	Corporate, Infrastructure and Other	Total	Products	Licensing and Consulting	Total

Revenues	$7,820,518	$4,580,436	$–	$12,400,955	$2,031,603	$7,410,952	$9,442,555
Intangible assets amortization	$5,465	$443	$–	$5,908	$5,987	$528	$6,515
Depreciation	$7,186	$48,614	$–	$55,800	$5,848	$69,598	$75,446
Net income (loss)	$794,747	$1,688,147	$(19,458,635)	$(16,975,742)	$878,067	$70,848	$948,915
Segment assets	$12,406,230	$6,081,485	$13,740,892	$32,228,607	$5,631,127	$12,590,478	$18,221,605

17.	Earnings per share (Basic and Dilutive)

The Company computes net (loss) income per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted Earnings Per Share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 2,215,500 vested stock options and 9,800,000 stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the years ended December 31, 2019 and 2018.

	2019	2018
Numerator:
Net income (loss)	$(16,975,742)	$948,915

Denominator:
Weighted-average shares of common stock	33,740,557	25,121,896
Dilutive effect of warrants	–	2,647,461
Diluted weighted-average shares of common stock	33,740,557	27,769,357

Net income (loss) per common share from:
Basic	$(0.50)	$0.04
Diluted	$(0.50)	$0.03

Dilutive-potential common share equivalents are excluded from the computation of net loss per share in loss periods, as their effect would be antidilutive. As the Company has incurred a loss from operations in 2019, shares issuable pursuant to equity awards were excluded from the computation of diluted net loss per share in the accompanying consolidated statements of operations, as their effect is anti-dilutive.

18.	Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On February 25, 2020, Andy Williams resigned from the positions of President and member of the Board of Directors of Medicine Man Technologies, Inc. Mr. Williams’s resignation is not the result of any disagreement with the Company on any matter relating to the company’s operations, policies or practices. Simultaneously, the Company entered into a Severance Agreement and Release (the “Severance Agreement”) with Mr. Williams.

The Severance Agreements provides that as severance and in consideration of a customary release against the Company and other customary covenants, Mr. Williams will receive (i) continued salary in the amount of $300,000, half of which is to be paid within ten days of the execution of the Severance Agreement, and the remaining half is to be paid in 26 equal disbursements in accordance with the Company’s regular payroll periods, (ii) bonus payment in the amount of $25,000, (iii) one year family health care coverage, (iv) stock options to purchase 350,000 shares of the Company’s common stock, which may be exercised on a cashless basis, and (v) stock options to purchase 15,000 shares of the Company’s common stock, which may be exercised on a cashless basis.

On March 6, 2020, the Company’s former Chief Operating Officer, Joe Puglise, issued an arbitration demand against the Company claiming breach of contract. While the Company believes it has meritorious defenses against the claim, the ultimate resolution of the matter, which is expected to occur within one year, could result in a loss of up to $3.5 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Based on this evaluation, our CFO and CEO have concluded that our disclosure controls and procedures were effective as of December 31, 2019, at the reasonable assurance level. We believe that our financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Management Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2019, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

2.1	Merger Agreement dated November 23, 2019, by and among Medicine Man Technologies, Inc., PBS Merger Sub, LLC, Mesa Organics Ltd., James Parco, and Pamela Parco (Incorporated by reference to Exhibit 2.1 to that Current Report on Form 8-K filed November 29, 2019)
3.1	Articles of Incorporation of Medicine Man Technologies filed with the Secretary of State of Nevada on March 20, 2014 (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed April 14, 2015)
3.2	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on March 19, 2015 (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed April 14, 2015)
3.3	Bylaws of Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed April 14, 2015)
3.4	Amendment to the Bylaws of Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 6, 2019)
3.5	Amended and Restated Bylaws of Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 11, 2019)
3.6	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 13, 2019 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 16, 2019)
4.1	Description of Capital Stock of Medicine Man Technologies, Inc.
4.2	Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed June 20, 2018)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed June 6, 2019)
4.4	Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (incorporated by reference to a Current Report on Form 8-K filed December 10, 2019)
10.1	Technology License Agreement as of May 1, 2014 between Medicine Man Production Corporation and Medicine Man Technologies Inc. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed April 14, 2015)
10.2	Letter Agreement dated February 5, 2015 between Breakwater Corporate Finance and Medicine Man Technologies (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed April 14, 2015)
10.3	Share Exchange Agreement as of February 27, 2017 among Medicine Man Technologies, Inc., Success Nutrients, Inc. and the shareholders of Success Nutrients, Inc. he Company and Success Nutrients, Inc. (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed April 17, 2017)
10.4	Agreement and Plan of Merger as of February 27, 2017 among Medicine Man Technologies, Inc., Medicine Man Consulting, Inc. and Pono Publications Ltd. (Agreement between the Company and Pono Publications, Inc. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed April 17, 2017)

Exhibit No.	Description

10.5	Office Building Lease as of January 31, 2017 by and between Havana Gold LLC and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed April 17, 2017)
10.6	Share Exchange Agreement as of July 21, 2017 by and among Medicine Man Technologies, Inc., Denver Consulting Group, LLC and the members of Denver Consulting Group, LLC (Incorporated by reference to Exhibit 10.7 of our current report on Form 8-K filed July 26, 2017)
10.7	Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed June 6, 2019)
10.8	Amendment to Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed July 17, 2019)
10.9	Binding Term Sheet between Medicine Man Technologies, Inc. and Cold Baked, LLC/Golden Works, LLC (Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed August 12, 2019)
10.10	Employment Agreement as of March 30, 2020 by and between Justin Dye and Medicine Man Technologies, Inc.
10.11	Employment Agreement as of December 5, 2019 by and between Nancy Huber and Medicine Man Technologies, Inc.
10.12	Amendment to Employment Agreement by and between Nancy Huber and Medicine Man Technologies, Inc.
10.13	Employment Agreement as of December 5, 2019 by and between Bob DeGabrielle and Medicine Man Technologies, Inc.
10.14	Employment Agreement as of August 12, 2019 by and between Daniel Pabon and Medicine Man Technologies, Inc.
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K filed April 14, 2016)
21.1	List of Subsidiaries
23.1	Consent of BF Borgers CPA PC*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Date File (formatted in iXBRL in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: March 30, 2020	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Nancy Huber Nancy Huber
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Dye	Chief Executive Officer and Director	March 30, 2020
Justin Dye	(Principal Executive Officer and Director)

/s/ Nancy Huber	Chief Financial Officer	March 30, 2020
Nancy Huber	(Principal Financial and Accounting Officer)

/s/ Leonardo Riera	Director	March 30, 2020
Leonardo Riera

/s/ Robert DeGabrielle	Director	March 30, 2020
Robert DeGabrielle

/s/ Brian Ruden	Director	March 30, 2020
Brian Ruden

