Form 10-Q
period 2020-03-31
Medicine Man Technologies, Inc.
filed 2020-05-14
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the Registrant had 41,972,746 shares of Common Stock issued and outstanding.

NOTE ABOUT FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

Expressed in U.S. Dollars

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$9,075,427	$11,853,627
Accounts receivable, net of allowance for doubtful accounts	511,984	313,317
Accounts receivable – related party	59,512	72,658
Inventory	642,689	684,940
Notes receivable – related party	767,695	767,695
Other assets	707,706	529,416
Prepaid acquisition costs (Note 10)	1,269,367	1,347,462
Total current assets	13,034,380	15,569,115
Non-current assets
Fixed assets, net accumulated depreciation of $163,819 and $159,354, respectively	541,791	239,078
Goodwill	12,304,306	12,304,306
Intangible assets, net accumulated amortization of $21,459 and $19,811, respectively	73,641	75,289
Investment	435,898	406,774
Accounts receivable – litigation	3,063,968	3,063,968
Deferred tax assets, net	268,423	268,423
Notes receivable – noncurrent, net	242,959	241,711
Operating lease right of use assets	63,925	59,943
Total non-current assets	16,994,911	16,659,492
Total assets	$30,029,291	$32,228,607

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,182,832	$699,961
Accounts payable – related party	2,500	15,372
Accrued expenses	1,194,032	1,091,204
Derivative liabilities	1,118,783	3,773,382
Income taxes payable	1,940	1,940
Total current liabilities	3,500,087	5,581,859
Noncurrent liabilities
Lease liabilities	75,838	66,803
Total noncurrent liabilities	75,838	66,803
Total liabilities	3,575,925	5,648,662

Commitments and contingencies (Note 10)	–	–

Shareholders’ equity
Common stock $0.001 par value. 250,000,000 authorized, 39,952,628 were issued and outstanding at March 31, 2020 and December 31, 2019.	39,953	39,953
Additional paid-in capital	51,609,200	50,356,469
Accumulated deficit	(24,195,787)	(22,816,477)
Common stock held in treasury, at cost, 257,732 shares held at March 31, 2020 and December 31, 2019.	(1,000,000)	(1,000,000)
Total shareholders' equity	26,453,366	26,579,945
Total liabilities and stockholders’ equity	$30,029,291	$32,228,607

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2020 and 2019

Expressed in U.S. Dollars

	Three Months Ended March 31,
	2020	2019
Operating revenues
Product sales	$2,418,235	$1,383,710
Product sales – related party	110,696	160,590
Consulting and licensing services	661,257	452,380
Other operating revenues	12,946	6,796
Total revenue	3,203,134	2,003,476
Cost of goods and services
Cost of goods and services	2,148,535	1,598,712
Total cost of goods and services	2,148,535	1,598,712
Gross profit	1,054,599	404,764
Operating expenses
Selling, general and administrative	666,919	295,306
Professional services	1,248,988	591,560
Salaries	1,997,036	435,721
Stock-based compensation	1,252,731	934,221
Derivative expense - contingent compensation	–	375,983
Total operating expenses	5,165,674	2,632,791
Loss from operations	(4,111,075)	(2,228,027)
Other income (expense)
Interest income	48,042	–
Gain on forfeiture of contingent consideration	1,462,636	–
Unrealized gain (loss) on derivative liabilities	1,191,963	(335,036)
Unrealized gain (loss) on investment	29,124	(348,755)
Total other income (expense)	2,731,765	(683,791)
Loss before income taxes	(1,379,310)	(2,911,818)
Provision for income tax (benefit) expense	–	–
Net loss	$(1,379,310)	$(2,911,818)

Loss per share attributable to common shareholders
Basic and diluted loss per share	$(0.03)	$(0.10)
Weighted average number of shares outstanding, basic and diluted	39,952,628	27,887,147

Comprehensive loss	$(1,379,310)	$(2,911,818)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2020 and 2019

Expressed in U.S. Dollars

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Common Stock Held in Treasury	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	at Cost	Equity

Balance, December 31, 2018	–	$–	27,753,310	$27,875	$22,886,624	$(5,840,735)	$–	$17,073,764

Net loss	–	–	–	–	–	(2,911,818)	–	(2,911,818)
Issuance of common stock in connection with exercise of common stock purchase warrants	–	–	118,013	117	156,839	–	–	156,956
Issuance of common stock as compensation to employees, officers, directors and/or contractors	–	–	713,775	713	1,128,508	–	–	1,029,221

Balance, March 31, 2019	–	$–	28,585,098	$28,705	$24,071,971	$(8,752,553)	$–	$15,348,123

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Common Stock Held in Treasury	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	at Cost	Equity

Balance, December 31, 2019	–	$–	39,952,628	$39,953	$50,356,469	$(22,816,477)	$(1,000,000)	$26,579,945

Net loss	–	–	–	–	–	(1,379,310)	–	(1,379,310)
Stock-based compensation expense related to stock options	–	–	–	–	1,252,731	–	–	1,252,731

Balance, March 31, 2020	–	$–	39,952,628	$39,953	$51,609,200	$(24,195,787)	$(1,000,000)	$26,453,366

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2020 and 2019

Expressed in U.S. Dollars

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss for the period	$(1,379,310)	$(2,911,818)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,113	12,347
Derivative expense	–	375,983
Gain on forfeiture of contingent consideration	(1,462,636)	–
(Gain) loss on change in derivative liabilities	(1,191,963)	335,036
(Gain) loss on investment, net	(29,124)	348,755
Stock based compensation	1,252,731	934,221
Changes in operating assets and liabilities
Accounts receivable	(107,426)	910,093
Accrued interest receivable	(1,248)	–
Inventory	42,251	117,590
Other assets	(178,290)	(67,356)
Operating lease right of use assets and liabilities	5,053	(22,613)
Accounts payable and other liabilities	572,827	341,313
Net cash (used in) provided by operating activities	(2,471,022)	373,551

Cash flows from investing activities
Purchase of fixed assets	(307,178)	(1,960)
Purchase of intangible assets	–	(6,000)
Issuance of notes receivable	–	(144,358)
Net cash used in investing activities	(307,178)	(152,318)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	–	156,958
Net cash provided by financing activities	–	156,958

Net (decrease) increase in cash and cash equivalents	(2,778,200)	378,191
Cash and cash equivalents at beginning of period	11,853,627	321,788
Cash and cash equivalents at end of period	$9,075,427	$699,979

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with long term service contracts	$–	$95,000

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

The Company commenced its business on May 1, 2014 and currently generates revenues from consulting activities for prospective clients interested in entering the cannabis industry as well as sponsoring seminars offered to the cannabis industry and other business endeavors related to its core competencies.

In 2019, due to the changes in Colorado law permitting outside investment, the Company made a strategic decision to move toward direct plant-touching operations. Following that decision by executive leadership, the Company issued binding term sheets to several Colorado acquisition targets across the value chain. It believes that these targets are high quality, and the Company’s successful acquisition of these potential targets would allow it to become one of the largest vertically integrated seed-to-sale operators in the United States cannabis industry. These term sheets were announced in several Current Reports on Form 8-K during 2019. If successfully completed, the Company, post-transactions, will be able to offer retail, cultivation and extraction services. Management believes that the current company combined with the acquisition targets in its Colorado “roll-up” strategy will have the potential to create a vertically integrated company, which would further enjoy a competitive advantage operating in the Colorado market against incumbent operators. In addition to the contemplated business-integration benefits, management believes the sharing of best practices amongst the Company and the acquisition targets will allow for improved operations, revenue enhancements and increased profitability. Scale may also afford the ability to create an integrated back office system, providing a differentiated technology backbone to support the Company’s operations and enhance its overall management and operating capabilities. There can be no assurance that any of the proposed acquisitions will be consummated.

On April 20, 2020, the Company rebranded and conducts its business under the trade name, Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol SHWZ.

1.	Liquidity and Capital Resources:

During the quarters ending March 31, 2020 and 2019, the Company primarily used revenues from its operation supplemented by cash to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $9,075,427 and $11,853,627 classified as cash and cash equivalents as of March 31, 2020 and December 31, 2019, respectively.

The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be more than the insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

To mitigate credit risk, the Company may purchase highly liquid investments with an original maturity of three months or less. At March 31, 2020, the Company had one United States Treasury Bill with a maturity date of April 7, 2020 and bearing interest at a rate of approximately 0.65%.

The following table depicts the composition of the Company’s cash and cash equivalents as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Deposits placed with banks	$1,127,566	$736,101
United States Treasury Bill	7,947,861	11,117,526
Total cash and cash equivalents	$9,075,427	$11,853,627

2.	Critical Accounting Policies and Estimates

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2019 and 2018, as presented in the Company’s Annual Report on Form 10-K filed on March 30, 2020 with the SEC.

Basis of Presentation

These accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC for interim financial statements. All intercompany accounts and transactions are eliminated in consolidation.

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

The Company’s financial instruments include cash, accounts receivable, notes receivable, accounts payables and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of the Company’s debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us. The Company’s derivative liability was adjusted to fair market value at the end of the year, using Level 3 inputs.

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2020	December 31, 2019
Level 1 – Marketable Securities Available-for-Sale – Recurring	435,898	406,774

Marketable Securities at Fair Value on a Recurring Basis

Certain assets are measured at fair value on a recurring basis. The Level 1 position consists of an investment in equity securities held in Canada House Wellness Group, Inc. (CHV), a publicly-traded company whose securities are actively quoted on the Toronto Stock Exchange. At both March 31, 2020 and December 31, 2019, the Company owned 17,650,540 shares of CHV common stock. The closing share price of CHV’s common stock on March 31, 2020 was CAD$0.035 per share.

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to consulting revenues are recorded when a milestone is reached at point in time resulting in funds being due for delivered services, and where payment is reasonably assured. Accounts receivable related to revenues on cultivation yields are recorded over time based upon harvested cannabis. Consulting and licensing revenues are generally collected from 30 to 60 days after the invoice is sent.

The following table depicts the composition of our accounts receivable as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019

Accounts receivable – trade	$627,854	$384,202
Accounts receivable – related party	59,512	72,658
Accounts receivable – litigation, non-current	3,063,968	3,063,968
Allowance for doubtful accounts	(115,870)	(70,885)
Total accounts receivable	$3,635,464	$3,449,943

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required. At March 31, 2020 and December 31, 2019, the Company recorded an allowance for doubtful accounts of $115,870 and $70,885, respectively. During the three months ended March 31, 2020, the Company increased its provision for bad debts by $44,985. The Company did not record a provision for bad debts during the three months ended March 31, 2019.

Notes Receivable

On July 17, 2018, the Company entered into an intellectual property license agreement with Abba Medix Corp. (AMC), a wholly owned subsidiary of publicly traded Canada House Wellness Group, Inc. (CHV). The Company agreed to provide a lending facility to AMC in CAD$125,000 increments of up to CAD$500,000. The lending facility is for a term of 36 months and bears interest at a rate of 2%. As of March 31, 2020 and December 31, 2019, the outstanding balance, including accrued interest, on the notes receivable with AMC totaled $242,959 and $241,711, respectively. The Company classified these loans as noncurrent notes receivable on its consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

Other Assets (Current and Non-Current)

Other assets at March 31, 2020 and December 31, 2019 were $707,706 and $529,416, respectively. As of March 31, 2020, this balance included $528,738 in prepaid expenses, $37,089 in interest receivable and $141,879 in security deposits. At December 31, 2019, other assets included $480,881 in prepaid expenses, $21,085 in interest receivable and $27,450 in security deposits. Prepaid expenses were primarily comprised of insurance premiums, membership dues, conferences and seminars, and other general and administrative costs.

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

The Company performed its annual fair value assessment at December 31, 2019, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2019 on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

Accounts Payable

Accounts payable at March 31, 2020 and December 31, 2019 were $1,182,832 and $699,961, respectively and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2020 and December 31, 2019 were $1,194,032 and $1,091,204, respectively. At March 31, 2020, this was comprised of customer deposits of $36,304, accrued payroll of $953,269, and operating expenses of $204,459. At December 31, 2019, accrued expenses and other liabilities was comprised of customer deposits of $148,109, accrued payroll of $714,220, and operating expenses of $228,875.

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

The Company has three main revenue streams: product sales; licensing and consulting fees; and other operating revenues from seminars, reimbursements and other miscellaneous sources.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $129,267 and $55,401 during the quarter ended March 31, 2020 and 2019, respectively.

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

The Company recognized $1,252,731 in expense for stock-based compensation from common stock options issued to employees during the three months ended March 31, 2020, and $934,221 in expense for stock-based compensation from the issuance of common stock to employees, officers, directors and/or contractors during the three months ended March 31, 2019.

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

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease Right-of-Use assets and operating lease liabilities, current and non-current, on the Company's consolidated balance sheets.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 3,062,000 shares from vested stock options and 9,800,000 stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

4.	Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	March 31, 2020	December 31, 2019
Furniture and fixtures	$101,446	$98,903
Leasehold improvements	40,953	40,953
Vehicles	34,000	34,000
Office equipment	41,622	33,833
Work in process	487,589	190,743
	$705,610	$398,432
Less: Accumulated depreciation	(163,819)	(159,354)
Total property and equipment, net of depreciation	$541,791	$239,078

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture and fixtures	3 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Vehicles	3 years
Office equipment	3 years

Depreciation expense for the three months ended March 31, 2020 and 2019 was $4,465 and $10,651 respectively.

5.	Intangible Asset

Intangible assets at March 31, 2020 and December 31, 2019 were comprised of the following:

	March 31, 2020	December 31, 2019

License agreement	$5,300	$5,300
Product license and registration	57,300	57,300
Trade secret – intellectual property	32,500	32,500
Subtotal	$95,100	$95,100
Less: accumulated amortization	(21,459)	(19,811)
Total intangible assets, net of amortization	$73,641	$75,289

Amortization expense for the three months ended March 31, 2020 and 2019 was $1,648 and $1,696, respectively.

6.	Derivative Liability

In 2019, the Company entered into certain employment agreements with key officers that contained contingent consideration provisions based upon the achievement of certain market condition milestones. The Company determined that each of these vesting conditions represented derivative instruments.

On January 8, 2019, the Company granted the right to receive 500,000 shares of restricted common stock to an officer and director, which will vest at such time that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds.

On April 23, 2019, the Company granted the right to receive 1,000,000 shares of restricted common stock to an officer and director, which will vest at such time that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds. On February 25, 2020, the director resigned from his remaining positions with the Company and forfeited his right to the contingent consideration. As a result, the Company recorded a gain of $1,462,636 as a component of other income (expense), net on its financial statements.

On June 11, 2019, the Company granted the right to receive 1,000,000 shares of restricted common stock to an officer, which will vest at such time that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds.

The Company accounts for derivative instruments in accordance with the US GAAP accounting guidance under ASC 815, Derivatives and Hedging Activities. The Company estimated the fair value of these derivatives at the respective balance sheet dates using the Black-Scholes option pricing model based upon the following inputs: (i) stock price on the date of grant ranging between $1.32 - $3.75, (ii) the contractual term of the derivative instrument ranging between 2.25 - 3 years, (iii) a risk-free interest rate ranging between 1.56% - 2.57% and (iv) an expected volatility of the price of the underlying common stock ranging between 136% - 158%.

As of March 31, 2020, the fair value of these derivative liabilities is $1,118,783. The change in the fair value of derivative liabilities for the three months ended March 31, 2020 was $1,191,963, resulting in an aggregate unrealized gain on derivative liabilities.

7.	Related Party Transactions

During the three months ended March 31, 2020, the Company had sales from Super Farm LLC (“Super Farm”) totaling $136,980 along with sales discounts of $68,490 and sales from De Best Inc. (“De Best”) totaling $62,355 along with sales discounts of $31,177. As of March 31, 2020, the Company had an accounts receivable balance from Super Farm totaling $4,426 and an accounts receivable balance from De Best totaling $7,505. The Company’s Chief Cultivation Officer, Joshua Haupt, maintains an ownership interest in both Super Farm and De Best.

During the three months ended March 31, 2020, the Company did not record any sales from Medicine Man Denver. As of March 31, 2020, the Company had an accounts receivable balance with Medicine Man Denver totaling $43,540. Also, during the three months ended March 31, 2020, the Company incurred expenses from Medicine Man Denver totaling $6,491 for contract labor and other related administrative costs. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in Medicine Man Denver.

During the three months ended March 31, 2020, the Company did not record any sales from MedPharm Holdings LLC (“MedPharm Holdings”). As of March 31, 2020, the Company had an accounts receivable balance with MedPharm Holdings totaling $4,041. Also, during the year ended December 31, 2019, the Company issued various notes receivable to MedPharm Holdings totaling $767,695 with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. All notes extended to May 2020 by mutual agreement between the Company and noteholder. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in MedPharm Holdings.

During the three months ended March 31, 2020, the Company did not record any sales from Baseball 18, LLC (“Baseball”). As of March 31, 2020, the Company had an accounts receivable balance with Baseball totaling $169,960. During the three months ended March 31, 2020, the Company did not record any sales from Farm Boy, LLC (“Farm Boy”). As of March 31, 2020, the Company had an accounts receivable balance with Farm Boy totaling $330,912. One of the Company’s directors, Robert DeGabrielle, owns the Colorado retail marijuana cultivation licenses for Farm Boy LLC and Baseball 18 LLC, both doing business as Los Sueños Farms.

8.	Inventory

As of March 31, 2020, and December 31, 2019, respectively, the Company had $642,689 and $684,940 of finished goods inventory. The Company only has finished goods within inventory because it does not produce any of its products. All inventory is produced by a third party. The Company uses the FIFO inventory valuation method. As of March 31, 2020 and December 31, 2019, the Company did not recognize any impairment for obsolescence within its inventory.

9.	Leases

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

As the Company's leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The discount rate used in the computations ranged between 6% - 12%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	March 31, 2020

Asset
Operating lease right of use assets	Noncurrent assets	$63,925
Liabilities
Lease liabilities	Noncurrent liabilities	$75,838

Lease Costs

The table below summarizes the components of lease costs for the three months ended March 31, 2020.

Three Months Ended March 31, 2020

Operating lease costs	$57,531

Maturities of Lease Liabilities

Maturities of lease liabilities as of March 31, 2020 are as follows:

2020 fiscal year	$77,452
Less: Interest	(1,614)
Present value of lease liabilities	$75,838

The following table presents the Company’s future minimum lease obligation under ASC 840 as of March 31, 2020:

2020 fiscal year	$77,452

10.	Commitments and Contingencies

Binding Term Sheets to Acquire Certain Businesses

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

Also, on May 24, 2019, the Company entered into a binding term sheet with Los Suenos, LLC (“Los Suenos”) and Emerald Fields Grow LLC (“Emerald”) setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Los Suenos and Emerald, respectively. As consideration, the Company shall pay a total purchase price of $5,937,500, subject to adjustment, consisting of $1,187,500 cash and 1,578,073 shares of its common stock, par value $0.001 per share. The 1,578,073 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to the execution date.

On May 31, 2019, the Company entered into a binding term sheet with Mesa Organics Ltd., Mesa Organics II Ltd. and Mesa Organics III Ltd. (collectively referred to herein as “MesaPur”) setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of MesaPur (the contemplated transaction the “Mesa Acquisition”). As consideration pursuant to the term sheet, the Company agreed to pay a total purchase price of $12,012,758, subject to adjustment, consisting of $2,402,552 cash and 2,801,809 shares of its common stock, par value $0.001 per share. The 2,801,809 shares were determined by averaging the closing price of Company’s common stock for the ten (10) days prior to the execution date. For more information on the Mesa Acquisition, see Note 17 to this report.

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

Prepaid acquisition costs

The Company has entered into a number of sales transactions with companies above for which it has executed binding term sheets to acquire. The Company expects to settle each of these outstanding balances with the respective entity at the time of, or shortly following, their acquisition.

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

There can be no assurance that the Company will be able to consummate any of the proposed acquisitions.

Departure of Officer

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

The Severance Agreements provides that as severance and in consideration of a customary release against the Company and other customary covenants, Mr. Williams will receive (i) continued salary in the amount of $300,000, half of which is to be paid within ten days of the execution of the Severance Agreement, and the remaining half is to be paid in 26 equal disbursements in accordance with the Company’s regular payroll periods, (ii) bonus payment in the amount of $25,000, (iii) one year family health care coverage, (iv) stock options to purchase 350,000 shares of the Company’s common stock, which may be exercised on a cashless basis and which vest immediately on the date of termination at a price of $1.80 per share and valued at $582,228, and (v) stock options to purchase 15,000 shares of the Company’s common stock, which may be exercised on a cashless basis at a price of $1.80 per share, valued at $27,000, at the one year anniversary of the termination date if Mr. Williams is compliant with the terms of the Severance Agreement.

11.	Stockholders’ Equity

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

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $0.001 and had 39,952,628 shares of common stock issued and outstanding as of March 31, 2020, and December 31, 2019.

Common Stock Issued in Connection with the Exercise of Warrants

During the three months ended March 31, 2019, the Company issued 118,013 shares of common stock for proceeds of $156,956 under a series of stock warrant exercises with an exercise price of $1.33 per share.

No common stock was issued in connection with the exercise of warrants during the three months ended March 31, 2020.

Common Stock Issued as Compensation to Employees, Officers, Directors and Contractors

On January 8, 2019, the Company granted to an officer of the Company, Paul Dickman, 500,000 shares of common stock, valued at $660,000.

On March 14, 2019, the Company granted 50,000 shares of common stock to James Toreson upon his resignation as a member of its board of directors for his service. These shares were valued at $95,000. Concurrent with his resignation, the Company issued 50,000 shares of its common stock to Mr. Toreson in connection with a consulting agreement having a service period extending through May 31, 2020. These shares were valued at $95,000.

At various times during the three months ended March 31, 2019, the Company issued an additional 113,775 shares of common stock valued at $179,221 to contractors in exchange for services provided.

No common stock was issued as compensation to employees, officer, directors or contractors during the three months ended March 31, 2020.

Warrants

The Company accounts for common stock purchase warrants in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. The Company estimates the fair value of warrants at date of grant using the Black-Scholes option pricing model. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants, and the assumptions used in the Black Scholes option-pricing model are moderately judgmental.

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

The following table reflects the change in common stock purchase warrants for the three months ended March 31, 2020. All stock warrants are exercisable for a period of three years from the date of issuance.

Number of shares

Balance as of January 1, 2020	9,800,000
Warrants exercised	–
Warrants forfeited	–
Warrants issued	–
Balance as of March 31, 2020	9,800,000

12.	Segment Information

The Company has three identifiable segments as of March 31, 2020; (i) products, (ii) consulting and licensing and (iii) corporate, infrastructure and other. The products segment sells merchandise directly to customers via e-commerce portals, through the Company’s proprietary websites and retail location. The licensing and consulting segment sales derives its revenue from licensing and consulting agreements with cannabis related entities, in addition to fees from seminars and expense reimbursements included in other revenue on the Company’s financial statements. The corporate, infrastructure and other segment represents new resources added in anticipation of various acquisition transactions and other corporate related costs.

The following information represents segment activity for the three-month periods ended March 31, 2020 and March 31, 2019:

	For the Three Months Ended March 31,
	2020				2019
	Products	Consulting and Licensing	Corporate, Infrastructure and Other	Total	Products	Consulting and Licensing	Corporate, Infrastructure and Other	Total

Revenues	$2,528,931	$674,203	$–	$3,203,134	$1,578,307	$425,169	$–	$2,003,476
Cost of goods and services	$(1,896,226)	$(252,309)	$–	$(2,148,535)	$(1,410,441)	$(188,272)	$–	$(1,598,712)
Gross profit	$633,705	$421,894	$–	$1,054,599	$167,866	$236,897	$–	$404,764
Intangible assets amortization	$1,513	$135	$–	$1,648	$1,563	$133	$–	$1,696
Depreciation	$1,233	$3,232	$–	$4,465	$1,700	$8,951	$–	$10,651
Net income (loss)	$446,499	$154,427	$(1,980,236)	$(1,379,310)	(57,687)	$(197,216)	$(2,656,914)	$(2,911,818)
Segment assets	$12,935,074	$6,487,595	$10,606,622	$30,029,291	$5,212,682	$9,556,562	$2,995,107	$17,764,351

13.	Tax Provision

The company utilizes FASB ASC 740, Income Taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company recorded no tax provision as of March 31, 2020. As of March 31, 2020, the Company had federal, state and local net operating loss carryforwards of approximately $8.5 million that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire in 2039.

14.	Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

Consummation of the Mesa Acquisition

On November 23, 2019, the Company, through its wholly-owned subsidiary, PBS Merger Sub, LLC (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Mesa Merger Agreement”) with Mesa Organics, Ltd. (“Mesa”) and the owners of Mesa, James Parco and Pamela Parco, pursuant to which, among other things, Merger Sub would merge with and into Mesa with Mesa surviving and becoming a wholly-owned subsidiary of the Company. On April 20, 2020, the Company, together with the other parties to the Mesa Merger Agreement, entered into an amendment to the Mesa Merger Agreement, consummating the Mesa Acquisition. The aggregate purchase price is $2,643,315 of cash and 2,594,754 shares of the Company’s common stock. The Company acquired ownership of all of Mesa’s subsidiaries, which are in the business of owning and operating certain marijuana establishments in the state of Colorado, pursuant to MED and local licenses.

Share Cancellation

On April 3, 2020, the Company cancelled 500,000 shares of common stock, with vesting conditions represented as derivative instruments. These shares were incorrectly issued as restricted shares instead of restricted stock units to an officer of the Company, Paul Dickman, on January 8, 2019. The return of these shares had no impact on EPS for the quarter ended March 31, 2020.

Termination of the Proposed Strawberry Fields Acquisition

On April 20, 2020, the Company receives a notice from Ahab LLC, Garden Greens LLC, Syls LLC, Heartland Industries, LLC and Tri City Partners LLC, which entities operate under the name “Strawberry Fields” Strawberry Fields terminating the term sheet entered into in connection with the proposed acquisition 100% of the capital stock or assets of Strawberry Fields, except for certain assets as outlined in the term sheet.

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

On April 20, 2020, the Company rebranded and conducts its business under the trade name, Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol SHWZ.

Recent Developments

In 2019, due to the changes in Colorado law permitting outside investment, we made a strategic decision to move toward direct plant-touching operations. Following that decision by our executive leadership, we issued binding term sheets to several Colorado acquisition targets across the value chain. We believe that these targets are high quality, and our successful acquisition of these potential targets would allow us to become one of the largest vertically integrated seed-to-sale operators in the United States cannabis industry. These term sheets were announced in several Current Reports on Form 8-K during 2019. If successfully completed, the Company, post-transactions, will be able to offer retail, cultivation and extraction services. We believe that the current company combined with the acquisition targets in our Colorado “roll-up” strategy will have the potential to create a vertically integrated company, which would further enjoy a competitive advantage operating in the Colorado market against incumbent operators. In addition to the contemplated business-integration benefits, we believe the sharing of best practices amongst the Company and the acquisition targets will allow for improved operations, revenue enhancements and increased profitability. Scale may also afford the ability to create an integrated back office system, providing a differentiated technology backbone to support our operations and enhance our overall management and operating capabilities. There can be no assurance that any of the proposed acquisitions will be consummated.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2020 and 2019

Revenues

Revenues for the three months ended March 31, 2020 totaled $3,203,134 including (i) product sales of $2,528,931, (ii) consulting and licensing fees of $661,257, and (iii) other operating revenues of $12,946, compared to revenues of $2,003,476 including (i) product sales of $1,544,300, (ii) consulting and licensing fees of $452,380, and (iii) other operating revenues of $6,796 during the three months ended March 31, 2019 representing an increase of $1,199,658 or 59.9%.

Cost of Services

Cost of goods and services for the three months ended March 31, 2020 totaled $2,148,535, compared to cost of goods and services of $1,598,712 during the three months ended March 31, 2019 representing an increase of $549,823 or 34.4%. This increase was due to increased sales of our products.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 totaled $5,165,674, compared to operating expenses of $2,632,791 during the three months ended March 31, 2019 representing an increase of $2,532,883 or 96.2%. This increase was due to increased general and administrative expenses, including added infrastructure for acquisition activities, professional fees, salaries and related employment costs and non-cash, stock-based compensation.

Other Income (Expense), Net

Net other income for the three months ended March 31, 2020 totaled $2,731,765, compared to net other expenses of $683,791 during the three months ended March 31, 2019. The increase in other income (expense), net was primarily due to the forfeiture of contingent consideration in relation to resignation of an officer and director, and an unrealized gain recognized on the change in fair value of certain derivative liabilities.

Net Income (Loss)

As a result, we generated a net loss during the three months ended March 31, 2020 of $1,379,310 or approximately $0.03 per share, compared to a net loss of $2,911,818 or approximately $0.10 per share during the three months ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2020, we had $9,075,427 in cash on hand. Net cash used in operating activities was $2,471,022 during the three months ended March 31, 2020, compared to cash provided by operating activities of $373,551 for the three months ended March 31, 2019, representing an increase in cash used of $2,844,573. Cash flows used for investing activities was $307,178 during the three months ended March 31, 2020, compared to cash used of $152,318 for the three months ended March 31, 2019, representing an increase of $154,860. Cash flows from financing activities was $0 during the three months ended March 31, 2020, compared to $156,958 for the three months ended March 31, 2019, representing a decrease of $156,958.

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

Upon successfully consummating our planned acquisitions and merging those operations into our own operations, we believe we will generate positive cash flow from our operations. If we are successful in achieving this objective, we do not believe we will need to raise additional capital to execute the ongoing business operations, as we anticipate that the revenue generated from the fully integrated acquisitions will be sufficient to allow us to implement our current business plan. However, there can be no assurance that we will be able to successfully complete any of the contemplated acquisitions. However, if we do not experience a positive impact on our operations from acquisitions we may consummate or if unforeseen developments occur that negatively impact our cash flow, we may need to raise additional capital to execute our business strategy.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2020.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020 and December 31, 2019.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On June 7, 2019, we filed a complaint against ACC Industries Inc. and Building Management Company B, L.L.C., in Clark County, Nevada, for, amongst other causes of action, breach of contract. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020 ACC filed a counterclaim alleging breach of contract, which the Company believes is without merit. Arbitration has been set for November 2, 2020.

On July 6, 2018, we filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers (“VVG”). Within the complaint, the Company alleges the breach by VVG of the Technologies License Agreement dated April 27, 2017 as entered into between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321. In March 2020, VVG filed its opening appeal brief. The Company’s response brief is due on May 15, 2020.

On March 6, 2020, the Company’s former Chief Operating Officer, Joe Puglise, issued an arbitration demand against the Company claiming breach of contract. While the Company believes it has meritorious defenses against the claim, the ultimate resolution of the matter, which is expected to occur within one year, could result in a loss of up to $3.5 million.

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those identified in the Annual Report on Form 10-K for the period ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Dated: May 14, 2020	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye, Chief Executive Officer (Principal Executive Officer)

By: /s/ Nancy Huber
Nancy Huber, Chief Financial Officer
(Principal Financial and Accounting Officer)

