Form 10-K/A
period 2019-12-31
Medicine Man Technologies, Inc.
filed 2020-06-08
CIK 1622879

Table of Contents

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $71.6 million as of June 30, 2019, based upon the closing price on the OTC Markets, Inc. reported for such date.

The number of the registrant’s shares of common stock of the registrant was 42,160,246 as of May 22, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Medicine Man Technologies, Inc. (the “Company,” “Medicine Man,” “we,” “us” or “our”) for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At that time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2020 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

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

i

Medicine Man Technologies, Inc.

Annual Report on Form 10-K/A

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS & EXECUTIVE OFFICERS

Set forth below are the Company’s Directors and Executive Officers, together with an overview of their professional experience and expertise.

Name	Age	Position(s) Held
Justin Dye (2)(3)	47	Chief Executive Officer and Executive Chairman (director since 2019)
Nancy Huber	62	Chief Financial Officer
Robert DeGabrielle (1)(3)	71	Chief Operating Officer and Director (director since 2019)
Daniel Pabon	42	General Counsel and Chief Government Affairs Officer
Leonardo Riera (1)(2)(3)	60	Director (director since 2019)
Brian Ruden (1)(2)	45	Director (director since 2019)

_________________________

(1)	Currently a member of the Audit Committee.
(2)	Currently a member of the Nominating and Corporate Governance Committee.
(3)	Currently a member of the Compensation Committee.

Justin Dye was named Chief Executive Officer and Executive Chairman of the Company on December 5, 2019 and has served as a director and Chairman since June 2019. Mr. Dye has 25 years of experience in private equity, general management, operations, strategy, corporate finance, and M&A. Prior to founding Dye Capital & Company in 2018, he served as an integral part of the private equity consortium that acquired Albertsons Companies (“Albertsons”) and led its expansion through over $40 billion in acquisitions, divestitures, real estate and financing transactions. During his 11-year tenure as Chief Strategy Officer, Chief Operating Officer, and Chief Administration Officer, Albertsons grew sales from approximately $10 billion to over $60 billion with over 2,300 stores and 285,000 employees. Prior to Albertsons, Justin held roles at Cerberus Capital Management, General Electric and Arthur Andersen. Justin serves as lead director for New Seasons Market and is a member of the DePauw University Board of Trustees. Mr. Dye’s financial and executive experience qualifies him to serve on our Board of Directors.

Nancy Huber was named Chief Financial Officer of the Company on December 5, 2019. She was hired in August 2019 as Senior Vice President of Finance for the Company. Ms. Huber has over 30 years of experience in accounting and finance. Most recently she spent 12 years as the Chief Financial Officer for Forward Foods, LLC, a privately held consumer-packaged goods company, which sold products to grocery, mass, military, convenience store, club and natural channels, both directly and indirectly. Ms. Huber also has leadership experience in gold and diatomaceous earth mining. She worked as the Chief Financial Officer for Western Multiplex Corporation, taking the company public on the NASDAQ exchange and was a founder and Chief Financial Officer of AccelGraphics Inc. also listed on the NASDAQ. Ms. Huber has an MBA from Kellogg School of Management, Northwestern University and a Bachelor of Science in Chemical Engineering from Purdue University.

Robert DeGabrielle was named Chief Operating Officer in December 2019 and has served as a director since June 5, 2019. Mr. DeGabrielle has over 40 years of experience in acquiring, developing, managing and selling commercial and residential real estate. Since 1996, Mr. DeGabrielle been Managing Partner of Los Suenos Farms LLC, a real estate company. Mr. DeGabrielle also owns two Colorado Retail Marijuana Cultivation Licenses, Farm Boy LLC and Baseball 18 LLC, both doing business as Los Suenos Farms. Los Sueños Farms is the largest cannabis farm in North America, with 36 acres of farmland under cultivation with natural sun-grown cannabis, and an additional 36,000 square feet of cannabis greenhouses. Since 2015, Mr. DeGabrielle has served on the board of Colorado Leads, the leading cannabis industry association in Colorado. Mr. DeGabrielle was also a founding member of the Cannabis Trade Association, the leading cannabis industry association in the United States. Mr. DeGabrielle’s business executive experience and substantive knowledge of and leadership in the Colorado cannabis industry qualifies him to serve on our Board of Directors.

Daniel Pabon was named General Counsel, Chief Government Affairs Officer and Corporate Secretary in August 2019. Prior to joining the Company, Mr. Pabon served as Vice President of Sewald Hanfling Public Affairs. Prior to that, he was in private law practice. In addition, he served eight years in the State of Colorado Legislature as a State Representative. He held numerous leadership positions including Deputy Whip, Assistant Majority Leader, Speaker Pro Tempore, and Chair of the Finance Committee. During his tenure, he assisted with the design and development of Colorado’s Cannabis legal and regulatory model. Mr. Pabon has had extensive experience in compliance, law department management, litigation, cannabis regulation and governance and government affairs issues. He has consulted with and advised State and Local governments as well as private businesses all over the world on how to implement cannabis regulations, both medical and recreational. Mr. Pabon is a member of the circle of advisors for the National Vote at Home Institute. He is also a member of the City of Denver Marijuana Licensing Working Group (MLWG). He is a volunteer with the Covid-19 Eviction Defense Project. He has served as an adjunct professor of business law at the Community College of Denver. He also served on the Obama-Biden Presidential Transition Team. Mr. Pabon received a Bachelor of Science degree in Mechanical Engineering from the University of Colorado at Boulder and his juris doctor from the University of Colorado School of Law. Mr. Pabon is also a graduate of the Harvard Kennedy School for Executive Education.

Leonardo Riera has served as a director since June 2019. Mr. Riera has over 30 years of experience in investment banking and fund management and was the Country Head for Bankers Trust in Venezuela for over a decade. Mr. Riera has been a partner at Dye Capital & Company since 2019, and has been owner and CEO of Latin America Advisors, Inc., providing investment advisory and strategic planning services, since 1987. He was a consultant with McKinsey & Co., and Head of Mergers & Acquisitions for Citicorp Investment Bank in Venezuela. Mr. Riera served as President of the International Banking Association of Venezuela for three terms. He was also Head of Asset Structuring and Credit for a $2 Billion Emerging Market Debt Fund based in Florida, where he was responsible for investments in Russia, Ukraine, Kazakhstan, Mexico, China, Nigeria, Singapore, Angola, and Brazil. Mr. Riera holds a degree in Economics from Universidad Católica Andrés Bello and an MBA from the University of Pennsylvania’s distinguished Wharton School of Business. Mr. Riera’s financial and executive experience qualifies him to serve on our Board of Directors.

Brian Ruden is the owner of several Colorado Retail Marijuana Store Licenses around the state of Colorado doing business as Starbuds. Starbuds is one of the most recognized and successful retail cannabis operations in Colorado. Since 2010, he has owned and operated marijuana licenses in Colorado, Washington DC, and Hawaii. In 2014, Mr. Ruden founded Starbuds Consulting, a consulting company which provides strategic advice to start-up marijuana operations. Before entering the marijuana industry, Mr. Ruden was a tax attorney in Colorado. In 2005, Mr. Ruden received his law degree from the University of Denver, Sturm College of Law. He received his bachelor of science from the University of Massachusetts. Mr. Ruden’s extensive business experience qualifies him to serve on our Board of Directors.

Family Relationships

There are no family relationships among the officers and directors.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our directors, director nominees or executive officers has been:

•	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, with the exception of Ms. Huber who was the Chief Financial Officer during the 2009 bankruptcy filing and exit from bankruptcy for Forward Foods, LLC;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

•	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer. Our Code of Business Conduct and Ethics is available on our website at https://www.medicinemantechnologies.com. We have always conducted our business in accordance with the highest standards of conduct. Full compliance with the letter and spirit of the laws applicable to our businesses is fundamental to us. Equally important are equitable conduct and fairness in our business operations and in our dealings with others. Our Code of Business Conduct and Ethics reflects the foregoing principles. The Company will provide a copy of our Code of Business Conduct and Ethics to any person without charge upon request to: Medicine Man Technologies, Inc., 4880 Havana Street, Suite 201, Denver Colorado, 80239 Attention: Corporate Secretary.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to our Chief Executive Officer and Chief Financial Officer by posting such information on our website at www.medicinemantechnologies.com in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during our fiscal year ended December 31, 2019, there were eight (8) untimely filings of a Form 3, 4 and/or 5 by the Company’s Section 16(a) filers: Paul Dickman (one Form 4; one transaction); Andrew Williams (one Form 4; one transaction); Jonathan Sandberg (one Form 4; two transactions); Josha Haupt (two Form 4’s; 10 transactions); Charles Haupt (one Form 4; four transactions); Joseph Puglise (one Form 4; 1 transaction); Justin Dye (one Form 4; two transactions).

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

Audit Committee

Our Board has established an Audit Committee, which is composed of Mr. Riera, Mr. DeGabrielle and Mr. Ruden. The Audit Committee Chairman is Mr. Riera. The Board has determined that Mr. Riera is an audit committee financial expert. The Committee’s primary duties are to:

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

Nominating and Corporate Governance Committee

Our Board has also established a Governance Committee. The Nominating Corporate Governance Committee consists of Mr. Dye, Mr. Riera, and Mr. Ruden. The Nominating and Governance Committee Chairman is Mr. Dye. The Committee’s primary duties are to:

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

The Nominating and Corporate Governance Committee was established in 2016.

Compensation Committee

Our Board has established a Compensation Committee. Mr. DeGabrielle, Mr. Dye, and Mr. Riera serve on this committee. The Compensation Committee Chairman is Mr. DeGabrielle. The Committee’s primary duties are to:

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

The Compensation Committee was established in 2016.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position		Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Justin Dye,	(1)	2019	$8,077	$–	$–	–	–	–	$120,000	$128,077
Chief Executive Officer		2018	$–	$–	$–	–	–	–	$–	$–
Andrew Williams,	(2)	2019	$302,265	$100,000	$–	–	–	–	$6,000	$408,265
Former Chief Executive Officer		2018	$25,000	$–	$–	–	–	–	$–	$25,000
Paul Dickman,	(3)	2019	$33,573	$100,000	$660,000	–	–	–	$109,300	$902,873
Former Chief Financial Officer		2018	$–	$–	$–	–	–	–	$–	$–
Joe Puglise,	(4)	2019	$300,000	$100,000	$–	2,277,303	–	–	$–	$2,677,303
Former Chief Operating Officer		2018	$25,000	$–	$–	325,329	–	–	$–	$350,329

(1)	Mr. Dye was named Chief Executive Officer and Executive Chairman on December 5, 2019. Prior to his appointment, Mr. Dye served as the Company’s Chairman. The amounts listed under All Other Compensation represent fees for Mr. Dye’s Board service.
(2)	Mr. Williams resigned as Chief Executive Officer on December 5, 2019.
(3)	Mr. Dickman served as interim Chief Financial Officer from April 26, 2019 to December 5, 2019. The amounts listed under All Other Compensation represent fees for Mr. Dickman’s Board service.
(4)	Mr. Puglise was removed as Chief Operating Officer on December 5, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2019 for each of our named executive officers.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Justin Dye	-	2,000,000	2.88	12/05/2029	-	$-
Paul Dickman	-	-	-	-	500,000	$1,340,000
Joe Puglise	2,000,000	-	1.49	12/03/2021	-	$-

Director Compensation

In June 2019, the Board of Directors of the Company approved board compensation to its directors as follows:

•	Non-employee directors will receive a monthly cash retainer of $6,000

•	Non-employee directors will receive a monthly cash retainer of $2,000 for service on each committee of the Board

•	The Chairman of the Board will receive an additional monthly cash retainer of $8,000

The following table represents compensation paid in 2019 to our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Leonardo Riera (1)	$72,000	$–	$–	$–	$–	$63,692	$135,692
Brian Ruden	$12,000	$–	$–	$–	$–	$9,500	$21,500
James Toreson (2)	$30,000	$95,000	$–	$–	$–	$95,000	$220,000
Charles Haupt (3)	$30,000	$–	$–	$–	$–	$–	$30,000

(1)	Mr. Riera became a director in June 2019.
(2)	Mr. Toreson resigned as a director in March 2019.
(3)	Mr. Haupt resigned as a director in June 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, based on 41,902,514 shares of our Common Stock outstanding as of May 22, 2020, certain information as to the stock ownership of each person known by us to own beneficially five percent or more of our outstanding Common Stock, of each of the named executive officers and directors, and of all the named executive officers and directors as a group. In computing the outstanding shares of Common Stock, we have excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Medicine Man Technologies, Inc., 4880 Havana Street, Suite 201, Denver, CO 80239.

Name and Address of Beneficial Holder	Number of Shares of Beneficially Owned(A)	Percent of Outstanding Class
Officers & Directors
Justin Dye (1)	18,575,000	36.3%
Andrew Williams (2)	2,526,199	6.0%
Paul Dickman	646,400	1.5%
Joseph P. Puglise (3)	2,000,000	4.6%
Leonardo Riera (3)	225,000	0.5%

All Officers and Directors as a Group (6 Persons)	24,022,599	44.6%
5% or greater holders:
Dye Capital Cann Holdings, LLC (1)	18,575,000	36.3%
Joshua Haupt	3,792,786	9.1%
Andrew Williams (2)	2,526,199	6.0%

___________________________

(1)	Represents 9,287,500 shares and 9,287,500 shares underlying warrants held by Dye Capital Cann Holdings, LLC. Mr. Dye has voting and investment control over such shares.

(2)	Includes 1,554,500 shares held in the name of the Andrew Johns Williams Revocable Trust and 350,000 shares underlying options that have vested.

(3)	Represents shares underlying options that have vested.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	7,068,000	$2.85	11,432,000

Equity compensation plans not approved by security holders	–	$–	–
Total	–		–

The Medicine Man Technologies, Inc. 2017 Equity Incentive Plan, as Amended (the “Plan”), is intended to promote the best interests of the Company and its stockholders by assisting the Company in the recruitment and retention of persons with ability and initiative and providing an incentive to such persons to contribute to the growth of the Company’s business. The Company reserved an aggregate of 18,500,000 shares of the Company’s common stock underlying awards available under the plan such awards being common stock awards, restricted stock awards, appreciation rights, deferred shares, performance shares, incentive stock options, nonqualified stock options, or restricted stock awards, as applicable. Eligible persons under the Plan include employees, directors and consultants of the Company or any affiliate of the Company. Unless earlier terminated, the Plan will terminate ten (10) years after the earlier of (i) the date the Plan was adopted by the Board of the Company or (ii) the date the Plan is approved by the stockholders of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended December 31, 2019, the Company had sales from Super Farm LLC (“Super Farm”) totaling $578,655 and sales from De Best Inc. (“De Best”) totaling $191,915. Joshua Haupt, the Company’s former chief revenue officer, owns 20% of both De Best and Super Farm. The Company gives a larger discount on nutrient sales to related parties than non-related parties. During the year ended December 31, 2019, the Company had sales discounts associated with Super Farm totaling $291,823 and sales discounts associated with De Best totaling $95,957. As of December 31, 2019, the Company had an accounts receivable balance from Super Farm totaling $33,127 and an accounts receivable balance from De Best totaling $2,180.

During the year ended December 31, 2019, the Company recorded sales from FutureVision 2020, LLC and Futurevision Ltd., Inc. dba Medicine Man (collectively, “Medicine Man Denver”) totaling $402,839 and sales discounts totaling $143,473. Andrew Williams, our former chief executive officer and director, owns 38% of Medicine Man Denver. As of December 31, 2019, the Company had an accounts receivable balance with Medicine Man Denver totaling $34,748. Lastly, the Company incurred expenses from Medicine Man Denver totaling $125,897 during the year ended December 31, 2019 for contract labor and other related administrative costs.

During the year ended December 31, 2019, the Company recorded sales from MedPharm Holdings LLC (“MedPharm Holdings”) totaling $64,378 and sales discounts totaling $7,498. Andrew Williams, our former chief executive officer and director, owns 29% of MedPharm Holdings. As of December 31, 2019, the Company had an accounts receivable balance with MedPharm Holdings totaling $2,604. Also, during the year ended December 31, 2019, the Company issued various notes receivable to MedPharm Holdings totaling $767,695 with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. Certain notes extended to 2020 by mutual agreement between the Company and noteholder.

Mr. Dye and Mr. Riera were appointed directors of the Company pursuant to, and upon the initial closing on June 5, 2019 of the securities purchase agreement between the Company and Dye Capital Cann Holdings, LLC, pursuant to which the Company agreed to sell to Dye Capital, and Dye Capital agreed to purchase from the Company, up to 7,000,000 shares of common stock at $2.00 per share and warrants to purchase 100% of the number of shares of common stock sold. At the initial closing on June 5, 2019, the Company sold to Dye Capital 1,500,000 shares and 1,500,000 warrants for gross proceeds of $3,000,000, and has consummated subsequent closings for an aggregate of 9,287,500 shares of common stock and warrants to purchase 9,287,500 shares of common stock for aggregate gross proceeds of $18,575,000 to the Company.

Mr. DeGabrielle was appointed a director of the Company in connection with the binding term sheet (the “Farm Boy Term Sheet”) dated May 24, 2019 (the “Farm Boy Execution Date”) among the Company, Farm Boy, LLC (“Farm Boy”) and Baseball 18, LLC (“Baseball”), setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Farm Boy and Baseball respectively (the “Farm Boy Acquisition”). Mr. DeGabrielle owns 100% of Farm Boy, LLC and Baseball 18, LLC.

The terms of the Farm Boy Term Sheet are summarized as follows:

As consideration, the Company shall pay a total purchase price of $5,937,500 (the Farm Boy Purchase Price”), subject to adjustment, consisting of $1,187,500 cash and 1,578,073 shares of its common stock, par value $0.001 per share. The amount of share consideration was determined by averaging the closing price of Company’s common stock for the five (5) days prior to the Farm Boy Execution Date, which equated to $3.01 per share.

The Farm Boy Purchase Price is predicated on projected 2019 gross revenues of Farm Boy and Baseball. The Farm Boy Purchase Price will be adjusted to reflect the actual 2019 gross revenues on a date and method mutually agreed upon by the Company, Farm Boy and Baseball and memorialized in the Farm Boy Long-Form Agreement (as defined below).

The obligations of the Company, Farm Boy and Baseball under the Farm Boy Term Sheet are conditioned upon the satisfaction or mutual waiver of the following conditions (the “Farm Boy Conditions”):

i.	regulatory approval of the Marijuana Enforcement Division;

ii.	approval from applicable state and local licensing authorities;

iii.	receipt of all required third party consents to allow for the Company’s assumption of Farm Boy and Baseball contracts;

iv.	all of Farm Boy’ and Baseball’s capital stock and assets are transferred to the Company free and clear of all liens, claims and security interests;

v.	the Company’s payment of $1,187,500 cash and 25% of the share component of the Farm Boy Purchase Price to Farm Boy and Baseball; and

vi.	all additional conditions as set forth in the Farm Boy Term Sheet.

The Farm Boy Term sheet contemplates the parties entering into a long-form agreement and other ancillary documents to memorialize the Farm Boy Acquisition (the “Farm Boy Long-Form Agreement”). In the event the Farm Boy Long-Form Agreement is not agreed to within one year of the Farm Boy Execution Date and all of the Farm Boy Conditions are either satisfied or waived, the Farm Boy Acquisition shall be consummated and governed by the terms of the Farm Boy Term Sheet.

During the year ended December 31, 2019, the Company recorded sales from Farm Boy totaling $321,307. As of December 31, 2019, the Company had an accounts receivable balance with Farm Boy totaling $330,911.

On May 24, 2019 (the “Los Suenos Execution Date”), the Company entered into a binding term sheet (the “Los Suenos Term Sheet”) with Los Suenos, LLC (“Los Suenos”) and Emerald Fields Grow, LLC (“Emerald”), each a Colorado limited liability company, setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Los Suenos and Emerald respectively (the “Los Suenos Acquisition”). Mr DeGabrielle has a management contract with Los Suenos, LLC and Emerald Fields Grown, LLC, but has no ownership interests in either entity.

The terms of the Los Suenos Term Sheet are summarized as follows:

As consideration, the Company shall pay a total purchase price of $5,937,500 (the “Los Suenos Purchase Price”), subject to adjustment, consisting of $1,187,500 cash and 1,578,073 shares of its common stock. The amount of share consideration was determined by averaging the closing price of Company’s common stock for the 5 days prior to the Los Suenos Execution Date, which equated to $3.01 per share.

The Los Suenos Purchase Price is predicated on projected 2019 gross revenues of Los Suenos and Emerald. The Los Suenos Purchase Price will be adjusted to reflect the actual 2019 gross revenues on a date and method mutually agreed upon by the Company, Los Suenos and Emerald and memorialized in the Los Suenos Long-Form Agreement (as defined below).

The obligations of the Company, Los Suenos and Emerald under the Los Suenos Term Sheet are conditioned upon the satisfaction or mutual waiver of the following conditions (the “Los Suenos Conditions”):

i.	regulatory approval of the Marijuana Enforcement Division;

ii.	approval from applicable state and local licensing authorities;

iii.	receipt of all required third party consents to allow for the Company’s assumption of Los Suenos and Emerald contracts;

iv.	all of Los Suenos’ and Emerald’s capital stock and assets are transferred to the Company free and clear of all liens, claims and security interests;

v.	the Company’s payment of $1,187,500 cash and 25% of the share component of the Los Suenos Purchase Price to Los Suenos and Emerald; and

vi.	all additional conditions as set forth in the Los Suenos Term Sheet.

The Los Suenos Term sheet contemplates the parties entering into a long-form agreement and other ancillary documents to memorialize the Los Suenos Acquisition (the “Los Suenos Long-Form Agreement”). In the event the Los Suenos Long-Form Agreement is not agreed to within one year of the Los Suenos Execution Date and all of the Los Suenos Conditions are either satisfied or waived, the Los Suenos Acquisition shall be consummated governed by the terms of Los Suenos Term Sheet.

During the year ended December 31, 2019, the Company recorded sales from Baseball 18, LLC (“Baseball”) totaling $165,617. As of December 31, 2019, the Company had an accounts receivable balance with Baseball totaling $169,960.

On August 28, 2019, the Company, entered into a binding term sheet (the “Starbuds Term Sheet”) with Starbuds Pueblo LLC, Starbuds Louisville LLC, Starbuds Niwot LLC, Starbuds Longmont LLC and Starbuds Commerce City, LLC (collectively, the “Starbuds Entities”) pursuant to which the Company will purchase the membership interests of the (“Starbuds Acquisition”). Brian Ruden, one of the Company’s directors, owns the Starbuds Entities.

As consideration, the Company shall pay a total purchase price of $31,005,089 (the “Starbuds Purchase Price”) consisting of $23,253,816 in cash ($7,751,272.25 of which is payable over a period of twelve months after the closing as set forth in the Term Sheet) and 2,601,098 shares of its common stock, par value $0.001 per share. The amount of share consideration was determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 28, 2019, which equated to $2.98 per share. A portion of the stock consideration will be subject to certain trading restrictions in the first year after issuance, to be defined in the Starbuds Long-Form Agreement, as defined below. In addition, claw-back language for fifteen percent (15%) of the stock consideration will also be included in the Starbuds Long-Form Agreement, as defined below.  The Starbuds Purchase Price is subject to adjustment in the event of a variance in excess of 10% in the Starbuds Entities’ revenues.

The Starbuds Term Sheet provides for a closing on or before May 1, 2020, unless the parties agree to an extension.

The obligations of the Company and Seller under the Starbuds Term Sheet are conditioned upon the satisfaction or mutual waiver of certain closing conditions (the “Starbuds Conditions”) on or before May 1, 2020 or unless the parties agree to a mutual extension, including the following:

i.	regulatory approval relating to all applicable filings and expiration or early termination of any applicable waiting periods;

ii.	regulatory approval of the Marijuana Enforcement Division and applicable local licensing authority approval;

iii.	receipt of all material necessary, third party, consents and approvals;

iv.	each party's compliance in all material respects with the respective obligations under the Term Sheet;

v.	a tax structure that is satisfactory to both the Company and Seller; and

vi.	the execution of leases with right of first refusals for MMT to acquire the underlying real estate when applicable, in market terms).

The Starbuds Term Sheet may be terminated (i) upon mutual consent of the parties, (ii) by the Company if the Starbuds Entities shall materially breach the terms of the Starbuds Term Sheet and fail to cure such breach after notice or such breach is incurable, (iii) by the Starbuds Entities if the Company shall materially breach the terms of the Starbuds Term Sheet and fail to cure such breach after notice or such breach is incurable, or (iv) by the Starbuds Entities if the Company fails to deliver Proof of Funds on or before April 1, 2020, or (v) on November 15, 2019, if the Starbuds Long-Form Agreement, as defined below, is not executed by the parties. The Company shall pay the targets a termination fee of one percent of the Starbuds Purchase Price or $310,051, in the event of the termination of the Starbuds Term Sheet on the basis of the conditions set forth above in subparagraphs (iv) and (v).

Under the terms of the Starbuds Term Sheet, the Company and the Starbuds Entities agreed to indemnification upon the terms and conditions outlined therein.

The Starbuds Term Sheet contemplates the parties entering into a long-form agreement and other ancillary documents to memorialize the Starbuds Acquisition (the “Starbuds Long-Form Agreement”) upon the conclusion of all standard legal and business due diligence. In the event the Starbuds Long-Form Agreement is not agreed to on or before May 1, 2020 and all of the Starbuds Conditions are either satisfied or waived, the Starbuds Acquisition shall be consummated and governed by the terms of the Starbuds Term Sheet.

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

Our Board is currently comprised of five members, one seat is open at this time. Our Board has affirmatively determined that two directors, Mr. Ruden and Mr. Riera are each independent within the meaning of the Nasdaq Marketplace Rules. The board currently has three members on the audit committee, two are independent, Mr. Ruden and Mr. Riera which meets the qualification of the OTC marketplace rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed by BF Borgers, CPA P.C. (“BFB”), our independent registered accounting firm for the fiscal years ended December 31, 2019 and December 31, 2018. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2019	2018
Audit fees	$115,000	$85,000
Audit-related fees	–	–
Tax fees	2,500	2,500
All other fees	–	$–
Total Fees	$117,500	$87,500

Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Tax fees. Consists of fees paid to BFB related to the filings of Federal and State returns during the years ended December 31, 2019 and 2018.

All other fees. Consists of fees related to letters to underwriters in connection with certain registration statements for the years ended December 31, 2019 and 2018.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by BFB in 2019 and 2018 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with BFB maintaining its independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Part IV of our Original Report is hereby amended solely to add the following exhibits required to be filed in connection with this Form 10-K Amendment.

Exhibits marked with a single asterisk (*) are filed herewith.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: June 5, 2020	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Nancy Huber
Nancy Huber
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Dye	Chief Executive Officer and Executive Chairman	June 5, 2020
Justin Dye	(Principal Executive Officer)

/s/ Nancy Huber	Chief Financial Officer	June 5, 2020
Nancy Huber	(Principal Financial and Accounting Officer)

/s/ Leonardo Riera	Director	June 5, 2020
Leonardo Riera

/s/ Robert DeGabrielle	Director	June 5, 2020
Robert DeGabrielle

/s/ Brian Ruden	Director	June 5, 2020
Brian Ruden

