Form 10-K/A
period 2019-12-31
Medicine Man Technologies, Inc.
filed 2020-06-17
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Medicine Man Technologies, Inc. (the “Company,” “Medicine Man,” “we,” “us” or “our”) for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020 (the “Original 10-K”), as amended by Amendment No. 1 to the Original 10-K (“Amendment No. 1”), is being filed solely for the purpose of indicating that Amendment No. 1, which included the information required by Part III (Items 10-14) of Form 10-K, was filed in reliance on the 45-day extension provided by an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 (Release No. 34-88465) (the “Order”) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). At that time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2020 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company did not file the definitive proxy statement within such 120-day period, the omitted information was filed in Amendment No. 1 and repeated herewith and provided below as required.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2020, the filing of the information required by Part III was delayed due to circumstances related to the novel coronavirus (“COVID-19”) and its impact on the Company’s operations. The disruptions in transportation, staffing, and technology systems to the Company and the Company’s professional advisors caused by COVID-19 resulted in delays from the Company’s staff and professional advisors. In particular, COVID-19 caused delayed the Company’s ability to perform the work necessary to file the information required by Part III by the original due date. The Company is relying on the Order in filing the Amendment No. 1 and this Amendment.

Part III, Items 10-14 of the Company's Original 10-K amended by Amendment No. 1 are hereby restated in their entirety; no changes of any kind have been made to the information provided in Part III, Items 10-14 as set forth in Amendment No. 1. Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K as amended by Amendment No. 1, and such disclosure in, or exhibits to, the Original 10-K and Amendment No. 1 remain unchanged and speak as of the date of the filing of the Original 10-K and Amendment No. 1 respectively. In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.

Medicine Man Technologies, Inc.

Annual Report on Form 10-K/A

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

Family Relationships

There are no family relationships among the officers and directors.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our directors, director nominees or executive officers has been:

•	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, with the exception of Ms. Huber who was the Chief Financial Officer during the 2009 bankruptcy filing and exit from bankruptcy for Forward Foods, LLC;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

•	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Exhibits marked with a single asterisk (*) are filed herewith.

Exhibit No.	Description

31.3*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: June 16, 2020	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Nancy Huber
Nancy Huber
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Dye	Chief Executive Officer and Executive Chairman	June 16, 2020
Justin Dye	(Principal Executive Officer)

/s/ Nancy Huber	Chief Financial Officer	June 16, 2020
Nancy Huber	(Principal Financial and Accounting Officer)

/s/ Leonardo Riera	Director	June 16, 2020
Leonardo Riera

/s/ Robert DeGabrielle	Director	June 16, 2020
Robert DeGabrielle

/s/ Brian Ruden	Director	June 16, 2020
Brian Ruden

