Form 10-Q
period 2020-06-30
Medicine Man Technologies, Inc.
filed 2020-08-14
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the Registrant had 41,937,146 shares of Common Stock outstanding.

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING INFORMATION

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET

Expressed in U.S. Dollars

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$5,418,317	$11,853,627
Accounts receivable, net of allowance for doubtful accounts	1,291,082	313,317
Accounts receivable – related party	124,856	72,658
Inventory	1,977,572	684,940
Notes receivable – related party	767,695	767,695
Prepaid expenses and other current assets	422,000	529,416
Prepaid acquisition costs (Note 11)	–	1,347,462
Total current assets	10,001,522	15,569,115
Non-current assets
Fixed assets, net accumulated depreciation of $670,535 and $159,354, respectively	2,562,612	239,078
Goodwill	17,445,843	12,304,306
Intangible assets, net accumulated amortization of $23,106 and $19,811, respectively	71,994	75,289
Investment	517,514	406,774
Accounts receivable – litigation	3,063,968	3,063,968
Deferred tax assets, net	268,423	268,423
Notes receivable – noncurrent, net	292,101	241,711
Operating lease right of use assets	1,747,109	59,943
Other assets	41,879	–
Total non-current assets	26,011,443	16,659,492
Total assets	$36,012,965	$32,228,607

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,808,718	$699,961
Accounts payable – related party	606,196	15,372
Accrued expenses	1,848,933	1,091,204
Derivative liabilities	1,467,318	3,773,382
Income taxes payable	–	1,940
Total current liabilities	6,731,165	5,581,859
Noncurrent liabilities
Lease liabilities	1,770,742	66,803
Total noncurrent liabilities	1,770,742	66,803
Total liabilities	8,501,907	5,648,662

Commitments and contingencies (Note 11)	–	–

Shareholders’ equity
Common stock $0.001 par value, 90,000,000 authorized, 42,194,878 shares issued and 41,937,146 shares outstanding at June 30, 2020, and 39,952,628 shares issued and outstanding at December 31, 2019.	42,195	39,953
Additional paid-in capital	59,260,357	50,356,469
Accumulated deficit	(30,791,494)	(22,816,477)
Common stock held in treasury, at cost, 257,732 shares held at June 30, 2020 and December 31, 2019.	(1,000,000)	(1,000,000)
Total shareholders' equity	27,511,058	26,579,945
Total liabilities and stockholders’ equity	$36,012,965	$32,228,607

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Six Months Ended June 30, 2020 and 2019

Expressed in U.S. Dollars

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Product sales, net	$4,779,243	$1,212,499	$7,197,478	$2,596,209
Product sales – related party, net	59,411	119,480	170,107	280,070
Consulting and licensing services	585,675	422,596	1,246,932	876,265
Other operating revenues	–	3,244	12,946	8,751
Total revenue	5,424,329	1,757,819	8,627,463	3,761,295

Cost of goods and services:
Cost of goods and services	3,106,686	1,086,413	5,255,221	2,685,125
Total cost of goods and services	3,106,686	1,086,413	5,255,221	2,685,125

Gross profit	2,317,643	671,406	3,372,242	1,076,170

Operating expenses:
Selling, general and administrative expenses	1,088,479	454,389	1,755,398	823,195
Professional services	2,371,743	863,068	3,620,731	1,633,849
Salaries, benefits and related expenses	2,098,291	446,837	4,095,327	809,058
Stock based compensation	3,109,091	2,225,406	4,361,822	2,980,406
Derivative expense – contingent compensation	–	5,024,576	–	5,400,559
Total operating expenses	8,667,604	9,014,276	13,833,278	11,647,067

Income from operations	(6,349,961)	(8,342,870)	(10,461,036)	(10,570,897)

Other income (expense):
Gain on forfeiture of contingent consideration	–	–	1,462,636	–
Interest income (expense), net	(11,447)	(192,277)	36,595	(192,277)
Other income (expense)	32,621	–	32,621	–
Unrealized gain (loss) on derivative liabilities	(348,535)	80,472	843,428	(254,564)
Unrealized gain (loss) on investments	81,615	(367,975)	110,739	(716,730)
Total other income (expense)	(245,746)	(479,780)	2,486,019	(1,163,571)

Net income (loss)	$(6,595,707)	$(8,822,650)	$(7,975,017)	$(11,734,468)

Earnings (loss) per share attributable to common shareholders:
Basic and diluted earnings (loss) per share	$(0.16)	$(0.30)	$(0.20)	$(0.40)
Weighted average number of shares outstanding - basic and diluted	41,568,147	29,857,473	40,742,462	29,113,665

Other comprehensive income (loss), net of tax
Total other comprehensive income (loss), net of tax	–	–	–	–

Comprehensive income (loss)	$(6,595,707)	$(8,822,650)	$(7,975,017)	$(11,734,468)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six months Ended June 30, 2020 and 2019

Expressed in U.S. Dollars

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance at, December 31, 2018	27,753,310	$27,875	$22,886,624	$(5,840,735)	–	$–	$17,073,764
Net income (loss)	–	–	–	(11,734,468)	–	–	(11,734,468)
Issuance of common stock in connection with sales made under private of public offerings	2,200,000	2,200	4,397,800	–	–	–	4,400,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	452,426	451	601,273	–	–	–	601,724
Issuance of common stock as compensation to employees, officers and/or directors	1,190,000	1,190	2,723,710	–	–	–	2,724,900
Issuance of common stock in exchange for consulting, professional, and other services	173,775	174	305,348	–	–	–	305,522
Stock based compensation expense related to common stock options	–	–	255,506	–	–	–	255,506
Balance, June 30, 2019	31,769,511	$31,890	31,170,261	$(17,575,203)	–	$–	$13,626,948

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance at, December 31, 2019	39,952,628	$39,953	$50,356,469	$(22,816,477)	257,732	$(1,000,000)	$26,579,945
Net income (loss)	–	–	–	(7,975,017)	–	–	(7,975,017)
Issuance of common stock as payment for Mesa	2,554,750	2,555	4,167,253	–	–	–	4,169,808
Return of common stock as compensation to employees, officers and/or directors	(500,000)	(500)	–	–	–	–	(500)
Issuance of common stock in connection with sales made under private or public offerings	187,500	187	374,813	–	–	–	375,000
Stock based compensation expense related to common stock options	–	–	4,361,822	–	–	–	4,361,822
Balance, June 30, 2020	42,194,878	$42,195	59,260,357	$(30,791,494)	257,732	$(1,000,000)	$27,511,058

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three months Ended June 30, 2020 and 2019

Expressed in U.S. Dollars

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance at, March 31, 2019	28,585,098	$28,705	$24,071,971	$(8,752,553)	–	$–	$15,348,123

Net income (loss)	–	–	–	(8,822,650)	–	–	(8,822,650)
Issuance of common stock in connection with sales made under private of public offerings	2,200,000	2,200	4,397,800	–	–	–	4,400,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	334,413	335	444,434	–	–	–	444,769
Issuance of common stock as compensation to employees, officers and/or directors	476,225	476	1,695,202	–	–	–	1,695,678
Issuance of common stock in exchange for consulting, professional, and other services	173,775	174	305,348	–	–	–	305,522
Stock based compensation expense related to common stock options	–	–	255,506	–	–	–	255,506

Balance, June 30, 2019	31,769,511	$31,890	31,170,261	$(17,575,203)	–	$–	$13,626,948

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance at, March 31, 2020	39,952,628	$39,953	$51,609,200	$(24,195,787)	257,732	$(1,000,000)	$26,453,366

Net income (loss)	–	–	–	(6,595,707)	–	–	(6,595,707)
Issuance of common stock as payment for Mesa	2,554,750	2,555	4,167,253	–	–	–	4,169,808
Return of common stock as compensation to employees, officers and/or directors	(500,000)	(500)	–	–	–	–	(500)
Issuance of common stock in connection with sales made under private or public offerings	187,500	187	374,813	–	–	–	375,000
Stock based compensation expense related to common stock options	–	–	3,109,091	–	–	–	3,109,091

Balance, June 30, 2020	42,194,878	$42,195	59,260,357	$(30,791,494)	257,732	$(1,000,000)	$27,511,058

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

For the Six months Ended June 30, 2020 and 2019

Expressed in U.S. Dollars

	2020	2019
Cash flows from operating activities
Net income for the period	$(7,975,017)	$(11,734,468)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	94,269	29,042
Bad debt expense	–	–
Common stock issued in exchange for fees and services	–	210,521
Derivative expense	–	5,400,559
Loss on change in derivative liabilities	(2,306,064)	254,563
Loss on investment, net	(110,739)	716,730
Stock based compensation	4,361,822	2,980,406
Changes in operating assets and liabilities
Accounts receivable	780,772	775,962
Inventory	445,345	(43,844)
Prepaid expenses and other assets	65,538	(54,279)
Operating lease right of use assets and liabilities	16,773	(45,226)
Accounts payable and other liabilities	575,153	776,684
Income taxes payables	(1,940)	–
Net cash (used in) operating activities	(4,054,088)	(733,348)

Cash flows from investing activities
Purchase of fixed assets, net of sales	(593,785)	(7,312)
Purchase of intangible assets	–	(6,000)
Consideration for acquisition of business	(2,609,500)	–
Issuance of notes receivable	(50,390)	(229,358)
Net cash (used in) investing activities	(3,253,675)	(242,670)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs and return of common stock	374,500	4,400,000
Proceeds from exercise of common stock purchase warrants, net of issuance costs	–	601,725
Net cash provided by financing activities	374,500	5,001,725

Net decrease in cash and cash equivalents	(6,933,263)	4,025,707
Cash and cash equivalents - beginning of period	12,351,580	321,788
Cash and cash equivalents - end of period	$5,418,317	$4,347,495

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

The Company commenced its business on May 1, 2014 and generated revenues from consulting activities for prospective clients interested in entering the cannabis industry as well as sponsoring seminars offered to the cannabis industry and other business endeavors related to its core competencies.

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

On April 20, 2020 the Company completed its first acquisition of a Colorado plant touching entity, acquiring Mesa Organics, Ltd (“Mesa”) and its subsidiaries. These four entities include a Manufacturing Infusing Products (MIP) facility and four dispensaries. All are located in Southeastern Colorado. These acquisitions are included in our Products segment reporting.

1.	Liquidity and Capital Resources

During the quarters ending June 30, 2020 and 2019, the Company primarily used revenues from its operation supplemented by cash to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $5,418,317 and $11,853,627 classified as cash and cash equivalents as of June 30, 2020, and December 31, 2019, respectively. The Company anticipates it will need additional funds for the Star Buds acquisition and working capital and are exploring capital raising transactions in the form of equity and debt.

The Company maintains its cash balances with a high-credit-quality financial institutions. At times, such cash may be more than the insured limit of $250,000. As of June 30, 2020 and December 31, 2019 respectively, the cash balance was $5,168,317 and $486,101 over the insured limit. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

The following table depicts the composition of the Company’s cash and cash equivalents as of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019

Deposits placed with banks	$5,418,317	$736,101
United States Treasury Bills	–	11,117,526
Total cash and cash equivalents	$5,418,317	$11,853,627

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2020	December 31, 2019
Level 1 – Marketable Securities Available-for-Sale – Recurring	517,514	406,774

Marketable Securities at Fair Value on a Recurring Basis

Certain assets are measured at fair value on a recurring basis. The Level 1 position consists of an investment in equity securities held in Canada House Wellness Group, Inc. (CHV), a publicly-traded company whose securities are actively quoted on the Toronto Stock Exchange. At both June 30, 2020 and December 31, 2019, the Company owned 17,650,540 shares of CHV common stock. The closing share price of CHV’s common stock on June 30, 2020 was CAD$0.040 per share.

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

The following table depicts the composition of our accounts receivable as of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019

Accounts receivable – trade	$1,332,878	$384,202
Accounts receivable – related party	124,856	72,658
Accounts receivable – litigation	3,063,968	3,063,968
Allowance for doubtful accounts	(41,796)	(70,885)
Total accounts receivable	$4,479,906	$3,449,943

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required. At June 30, 2020 and December 31, 2019, the Company recorded an allowance for doubtful accounts of $41,796 and $70,885, respectively. During the six months ended June 30, 2020 and June 30, 2019, the Company recorded a bad debt expense of $29,089 and $0, respectively.

Notes Receivable

On July 17, 2018, the Company entered into an intellectual property license agreement with Abba Medix Corp. (AMC), a wholly owned subsidiary of publicly traded Canada House Wellness Group, Inc. (CHV). The Company agreed to provide a lending facility to AMC in CAD$125,000 increments of up to CAD$500,000. The lending facility is for a term of 36 months and bears interest at a rate of 2%. As of June 30, 2020 and December 31, 2019, the outstanding balance, including accrued interest, on the notes receivable with AMC totaled $292,101 and $241,711, respectively. The Company classified these loans as noncurrent notes receivable on its consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

Other Assets (Current and Non-Current)

Other assets at June 30, 2020 and December 31, 2019 were $463,879 and $529,416, respectively. As of June 30, 2020, this balance included $422,000 in prepaid expenses and $41,879 in security deposits. At December 31, 2019, other assets included $480,881 in prepaid expenses, $21,085 in interest receivable and $27,450 in security deposits. Prepaid expenses were primarily comprised of insurance premiums, membership dues, conferences and seminars, and other general and administrative costs.

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

The Company performed its annual fair value assessment at December 31, 2019, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists. No additional factors or circumstances existed at June 30, 2020 that would indicate impairment.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2019 on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists. No additional factors or circumstances existed at June 30, 2020 that would indicate impairment.

Accounts Payable

Accounts payable at June 30, 2020 and December 31, 2019 were $2,808,718 and $699,961, respectively and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2020 and December 31, 2019 were $1,848,933 and $1,091,204, respectively. At June 30, 2020, this was comprised of customer deposits of $81,441, accrued payroll of $961,891, and operating expenses of $805,601. At December 31, 2019, accrued expenses and other liabilities was comprised of customer deposits of $148,109, accrued payroll of $714,220, and operating expenses of $228,875.

Revenue Recognition and Related Allowances

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. The Company recognizes revenues, upon delivery of goods to the customer – at which time the Company’s performance obligation is satisfied – at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

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

Revenue from licensing and consulting services is recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved and target harvest yields are exceeded. At June 30, 2020, all milestones for contracts were satisfactorily reached and no further performance obligations were outstanding on contracts through the period.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $336,529 and $465,796 for the three and six months ended June 30, 2020, respectively, as compared to $73,088 and $128,489, respectively, for the three and six months ended June 30, 2019.

Stock Based Compensation

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

The Company recognized $3,109,091 and $4,361,822 in expense for stock-based compensation from common stock options issued to employees during the three and six months ended June 30, 2020, and $2,225,406 and 2,980,406 in expenses for stock-based compensation from the issuance of common stock to employees, officers, directors and/or contractors during the three and six months ended June 30, 2019.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 3,474,500 shares from vested stock options and 9,987,500 stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

4.	Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	June 30, 2020	December 31, 2019
Furniture and fixtures	$129,927	$98,903
Leasehold improvements	84,679	40,953
Machinery and tools	1,947,949	34,000
Office equipment	75,848	33,833
Software	110,677	–
Work in process	884,067	190,743
	$3,233,147	$398,432
Less: Accumulated depreciation	(670,535)	(159,354)
Total property and equipment, net of depreciation	$2,562,612	$239,078

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture and fixtures	3 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Machinery and tools	3 years
Office equipment	3 years
Software	3-5 years

Depreciation expense for the three and six months ended June 30, 2020 was $86,510 and $90,974, respectively, compared to $14,966 and $25,617, respectively, for the three and six months ended June 30, 2019.

5.	Intangible Asset

Intangible assets at June 30, 2020 and December 31, 2019 were comprised of the following:

	June 30, 2020	December 31, 2019

License agreement	$5,300	$5,300
Product license and registration	57,300	57,300
Trade secret – intellectual property	32,500	32,500
Subtotal	$95,100	$95,100
Less: accumulated amortization	(23,106)	(19,811)
Total intangible assets, net of amortization	$71,994	$75,289

Amortization expense for the three and six months ended June 30, 2020 was $1,647 and $3,295, respectively, compared to $1,729 and $3,425, respectively, for the three and six months ended June 30, 2019.

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

As of June 30, 2020, the fair value of these derivative liabilities is $1,467,318. The change in the fair value of derivative liabilities for the three months ended June 30, 2020 was $(348,535), resulting in an aggregate unrealized loss on derivative liabilities. The change in the fair value of the derivative liabilities for the six months ended June 30, 2020 was 843,428, resulting in an aggregated unrealized gain on derivative liabilities.

7.	Related Party Transactions

During the year ended December 31, 2019, the Company’s Chief Cultivation Officer, Joshua Haupt, who currently owns 20% of both Super Farm and De Best, was an Officer of the Company and therefore a related party. Effective December 4, 2019, he was no longer an Officer and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable to Super Farm or De Best during the period ended June 30, 2020.

During the six months ended June 30, 2020, the Company had sales from Medicine Man Denver totaling $170,106. There were no sales discounts during the six months ended June 30, 2020. As of June 30, 2020, the Company had an accounts receivable balance with Medicine Man Denver totaling $83,679. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in Medicine Man Denver.

During the six months ended June 30, 2020, the Company did not record any sales from MedPharm Holdings LLC (“MedPharm Holdings”). As of June 30, 2020, the Company had a net accounts receivable balance with MedPharm Holdings totaling $3,326. Also, during the year ended December 31, 2019, the Company issued various notes receivable to MedPharm Holdings totaling $767,695 with original maturity dates ranging from September 21, 2019 through January 19, 2020 and bearing interest between 8-10% per annum. All notes extended to July 2020 by mutual agreement between the Company and noteholder. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in MedPharm Holdings.

During the six months ended June 30, 2020, the Company did not record any sales from Baseball 18, LLC (“Baseball”), Farm Boy, LLC (“Farm Boy”), Emerald Fields LLC (“Emerald Fields”), or Los Sueños Farms (Los Sueños). During the six months ended June 30, 2020, the Company had a net accounts payable balance of $156,318 with Baseball, $245,953 with Farm Boy, $114,838 with Emerald Fields, and $51,237 with Los Sueños. One of the Company’s former directors, Robert DeGabrielle, owns the Colorado retail marijuana cultivation licenses for Farm Boy, Emerald Fields and Baseball, all doing business as Los Sueños Farms.

On May 20, 2020, the Company entered into a second amendment (the “Amendment”) to that certain securities purchase agreement (the “Agreement”) dated as of June 5, 2019 by and between the Company and Dye Capital Cann Holdings, LLC, a Delaware limited liability company (the “Investor” and together with the Company the “Parties”) as described in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2019, as amended by the first amendment to the Agreement dated as of July 15, 2019 (the “First Amendment”) and as described in a Current Report on Form 8-K filed with the SEC on July 17, 2019. The Agreement, as amended by the First Amendment, contemplated, among other things, the sale by the Company to the Investor in three separate tranches of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), together with warrants to purchase the number of shares of Common Stock purchased in each tranche closing (the “Warrants”). At the time of the closing of the initial transactions contemplated in the Agreement, Justin Dye, principal of the Purchaser, became a Director and Chief Executive Officer of the Company; the Purchaser is currently the Company’s largest shareholder and Mr. Dye has voting and dispositive power over the securities held by the Purchaser. The Amendment provides, pursuant to the terms and subject to the conditions set forth therein, that in addition to the shares of Common Stock and Warrants previously purchased by the Investor in connection with the Agreement as amended by the First Amendment, the Investor shall purchase in a private placement 187,500 shares of Common Stock at a price of $2.00 per share together with 187,500 Warrants at an exercise price of $3.50 per share (the “Transaction”). The Transaction closed on May 21, 2020.

8.	Inventory

As of June 30, 2020, and December 31, 2019, respectively, the Company had $1,977,572 and $684,940 of inventory. At December 31, 2019 all inventory was finished goods inventory. At June 30, 2020, $849,153 was finished goods inventory and $1,128,419 was raw materials. The Company uses the FIFO inventory valuation method. As of June 30, 2020 and December 31, 2019, the Company did not recognize any impairment for obsolescence within its inventory.

9.	Goodwill

On April 20, 2020, the Company closed the acquisition of Mesa Organics, Ltd (“Mesa”). The aggregate purchase price after working capital adjustments was $2,609,500 of cash and 2,554,750 shares of the Company’s common stock, par value $0.001 per share. The Company accounted for the transaction utilizing purchase price accounting stating that the book value approximates the fair market value of the assets acquired. The purchase price accounting resulted in the Company valuing the investment as $5,141,537 of goodwill. The purchase price allocation is preliminary. The purchase price allocation will continue to be preliminary until a third-party valuation is finalized and the fair value and useful life of the assets acquired is determined. The amounts from the final valuation may significantly differ from the preliminary allocation.

The following table sets forth the changes in the carrying value of the Company’s goodwill at June 30, 2020 and December 31, 2019:

Balance, December 31, 2019	$12,304,306
Acquisition of Mesa	5,141,537
Balance, June 30, 2020	$17,445,843

10.	Leases

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

The Company's leases consist of real estate leases for office, commercial retail, and storage spaces. The Company elected to combine the lease and related non-lease components for its operating leases.

The Company’s operating leases include options to extend or terminate the lease, which are not included in the determination of the ROU asset or lease liability unless reasonably certain to be exercised. The Company's operating leases have remaining lease terms of three to five years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the Company's leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The discount rate used in the computation is 6%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	June 30, 2020
Asset
Operating lease right of use assets	Noncurrent assets	$1,747,109
Liabilities
Lease liabilities	Noncurrent liabilities	$1,770,742

Lease Costs

The table below summarizes the components of lease costs for the six months ended June 30, 2020.

Six Months Ended June 30, 2020

Operating lease costs	$101,568

Maturities of Lease Liabilities

Maturities of lease liabilities as of June 30, 2020 are as follows:

2020 fiscal year	$1,793,866
Less: Interest	(23,124)
Present value of lease liabilities	$1,770,742

The following table presents the Company’s future minimum lease obligation under ASC 840 as of June 30, 2020:

2020 fiscal year	$225,732
2021 fiscal year	451,464
2022 fiscal year	451,464
2023 fiscal year	410,232
2024 fiscal year	369,000
2025 fiscal year	123,000
Total	$2,030,892

11.	Commitments and Contingencies

Binding Term Sheets to Acquire Certain Businesses

Over the past three years, the Company has supported legislation in Colorado to allow licensed cannabis companies in Colorado to trade their securities, provided they are reporting companies under the Exchange Act, as amended. HB19-1090 titled, “Publicly Licensed Marijuana Companies” was signed into law on May 29, 2019 and went into effect on November 1, 2019. The bill repeals the provision that prohibits publicly traded corporations from holding a marijuana license in Colorado.

Effective January 10, 2019, the Company entered into binding term sheets to acquire three cannabis and cannabis related companies, including the following:

•	FutureVision 2020, LLC and FutureVision Ltd., Inc. dba Medicine Man Denver (in the aggregate, “Medicine Man Denver”), owners of several licensed dispensaries and a cultivation facility in the Denver, Colorado metro area. It is also a leading cultivator, retailer and one of the best-known brands in the cannabis sector, winning over a dozen industry awards. Medicine Man Denver operates out of a 35,000 square foot cultivation operation and has four popular retail locations across the Denver metropolitan area. This term sheet expires on August 31, 2020 and the Company communicated it was terminating the term sheet on Friday, August 14, 2020;

•	MedPharm Holdings, a company that develops and manages intellectual property related to the manufacture and formulation of products containing cannabinoid extracts. Management believes that this acquisition will bring world-class processing and pharmaceutical-grade products to the company; and

•	MX LLC, the holder of the license that allow it to be a manufacturer of marijuana infused products in the Denver metro area. It also has a research license that has been issued by the state of Colorado and the local jurisdiction approval is in process.

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

Definitive Agreement to Acquire the Colorado-Based Star Buds Branded Dispensaries

On June 5, 2020, the Company and SBUD, LLC, a Colorado limited liability company and wholly owned subsidiary of the Company (the “Purchaser”) entered into thirteen separate purchase agreements (each individually the “CHC Agreement” the “Citi Agreement” the “Lucky Agreement” the “Kew Agreement” the “Aurora Agreement” the “Arapahoe Agreement” the “Alameda Agreement” the “44th Agreement” the “Pueblo Agreement” the “Louisville Agreement” the “Niwot Agreement” the “Longmont Agreement” and the “Commerce City Agreement,” and collectively the “Agreements”) together with each of Colorado Health Consultants, LLC, CitiMed, LLC, Lucky Ticket LLC, Kew LLC, SB Aurora LLC, SB Arapahoe LLC, SB Alameda LLC, SB 44th LLC, Star Buds Pueblo LLC, Star Buds Louisville LLC, Star Buds Niwot LLC, Star Buds Longmont LLC, and Star Buds Commerce City LLC (any one a “Star Buds Company” and collectively the “Star Buds Group”) whereby the Purchaser agreed to purchase substantially all of the assets of the Star Buds Group from each individual Star Buds Company pursuant to the Agreements (the “Purchase”). As previously disclosed in a Current Report on Form 8-K filed September 3, 2019, the Company and the Star Buds Group entered into a binding term sheet whereby the Company agreed to purchase the membership interests of each member of each Star Buds Company (the “Proposed Transaction”); the Agreements were entered into in lieu of the Proposed Transaction.

The aggregate purchase price for the assets of the Star Buds Group is approximately $118 million, subject to adjustment upon the closing of the Purchase based on, among other things, the target inventory as opposed to actual inventory and target working capital as opposed to net working capital of each member of the Star Buds Group, and shall be payable to the Star Buds Group and the members a mix of cash and shares of the Company’s common stock, par value $0.001 per share (the “Purchase Price”). The Purchaser will not assume any liabilities of the Star Buds Group other than accounts payable by Star Buds Group, liabilities in respect of any contractual arrangements assigned to the Purchaser by the Star Buds Group, and liabilities in connection with administrative fees associated with obtaining necessary governmental approvals or waivers of such approvals. The Purchaser has also agreed to pay certain transfer taxes in connection with the Purchase. The closing of the Purchase is subject to customary closing terms and conditions, and the closing of the purchase of the assets by the Purchaser of any Star Buds Company is subject to additional closing conditions as set forth in the Agreements.

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

Departure of Officers

On February 25, 2020, Andy Williams resigned from the positions of President and member of the Board of Directors of the Company. Mr. Williams’s resignation was not the result of any disagreement with the Company on any matter relating to the company’s operations, policies or practices. Simultaneously, the Company entered into a Severance Agreement and Release (the “Severance Agreement”) with Mr. Williams.

The Severance Agreement provides that as severance and in consideration of a customary release against the Company and other customary covenants, Mr. Williams will receive (i) continued salary in the amount of $300,000, half of which to be paid within ten days of the execution of the Severance Agreement, and the remaining half is to be paid in 26 equal disbursements in accordance with the Company’s regular payroll periods, (ii) bonus payment in the amount of $25,000, (iii) one year family health care coverage, (iv) stock options to purchase 350,000 shares of the Company’s common stock, which may be exercised on a cashless basis and which vest immediately on the date of termination at a price of $1.80 per share and valued at $582,228, and (v) stock options to purchase 15,000 shares of the Company’s common stock, which may be exercised on a cashless basis at a price of $1.80 per share, valued at $27,000, at the one year anniversary of the termination date if Mr. Williams is compliant with the terms of the Severance Agreement.

On June 19, 2020, the Company received the resignation of Robert DeGabrielle from the positions of Chief Operating Officer and member of the Board of Directors of the Company. Mr. DeGabrielle’s resignation was not the result of any disagreement with the Company on any matters relating to the Company’s operations, policies, or practices.

12.	Stockholders’ Equity

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

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $0.001 and had 42,194,878 shares of common stock issued and 41,937,146 shares of common stock outstanding as of June 30, 2020, and 39,952,628 shares of common stock issued and outstanding as of December 31, 2019.

Common Stock Issued in Connection with the Exercise of Warrants

During the six months ended June 30, 2019, the Company issued 452,426 shares of common stock for proceeds of $601,725 under a series of stock warrant exercises with an exercise price of $1.33 per share.

During the six months ended June 30, 2020, the Company issued 187,500 shares of common stock for proceeds of $375,000 under a series of stock warrant exercises with an exercise price of $2.00 per share.

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

On April 3, 2020, the Company cancelled 500,000 shares of common stock, with vesting conditions represented as derivative instruments. These shares were incorrectly issued as restricted shares instead of restricted stock units to an officer of the Company, Paul Dickman, on January 8, 2019. The return of these shares had no impact on EPS for the quarter ended June 30, 2020.

Common Stock Issued as Payment for Acquisition

On April 20, 2020, the Company issued 2,554,750 shares of common stock valued at $4,167,253 for the acquisition of Mesa Organics, Ltd.

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

During the year ended December 31, 2019, the Company issued 9,800,000 common stock purchase warrants to various accredited investors with an exercise price of $3.50 per share with an expiration date of three years from the date of issuance. On May 20, 2020, the Company issued an additional 187,500 common stock purchase warrants with an exercise price of $3.50 per share with an expiration date of three years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $3.50, (ii) the contractual term of the warrant of 3 years, (iii) a risk-free interest rate ranging between 0.21% - 1.84% and (iv) an expected volatility of the price of the underlying common stock ranging between 158% - 173%.

The following table reflects the change in common stock purchase warrants for the six months ended June 30, 2020. All stock warrants are exercisable for a period of three years from the date of issuance.

Number of shares

Balance as of January 1, 2020	9,800,000
Warrants exercised	–
Warrants forfeited	–
Warrants issued	187,500
Balance as of June 30, 2020	9,987,500

13.	Segment Information

The Company has three identifiable segments as of June 30, 2020; (i) products, (ii) consulting and licensing and (iii) corporate, infrastructure and other. The products segment sells merchandise directly to customers via e-commerce portals, through the Company’s proprietary websites and retail location. The licensing and consulting segment sales derives its revenue from licensing and consulting agreements with cannabis related entities, in addition to fees from seminars and expense reimbursements included in other revenue on the Company’s financial statements. The corporate, infrastructure and other segment represents new resources added in anticipation of various acquisition transactions and other corporate related costs.

The following information represents segment activity for the three-month periods ended June 30, 2020 and June 30, 2019:

	For the Three Months Ended				For the Three Months Ended
	30-June-2020				30-June-2019
	Products	Consulting and Licensing	Corporate, Infrastructure and Other	Total	Products	Consulting and Licensing	Corporate, Infrastructure and Other	Total

Revenues	$4,838,654	$585,675	$–	$5,424,329	$1,301,735	$456,084	$–	$1,757,819
Cost of goods and services	$(2,833,244)	$(273,442)	$–	$(3,106,686)	$(319,229)	$(767,184)	$–	$(1,086,412)
Gross profit	$2,005,410	$312,233	$–	$2,317,643	$982,506	$(311,100)	$–	$671,406
Intangible assets amortization	$1,514	$133	$–	$1,647	$1,597	$132	$–	$1,729
Depreciation	$79,809	$6,701	$–	$86,510	$1,700	$13,266	$–	$14,966
Income (loss) from operations	$925,258	$313,028	$(7,833,993)	$(6,595,707)	$237,239	$(197,465)	$(8,862,424)	$(8,822,650)
Segment assets	$9,578,911	$(6,240,425)	$2,645,188	$5,983,674	$222,826	$(9,269,203)	$12,646,902	$3,600,525

The following information represents segment activity for the six-month periods ended June 30, 2020 and June 30, 2019:

	For the Six Months Ended				For the Six Months Ended
	30-June-20				30-June-19
	Products	License/Cons.	Corporate Infrastructure and Other	Total	Products	License/Cons.	Corporate Infrastructure and Other	Total
Revenues	7,367,585	1,259,878	–	8,627,463	2,880,042	881,253	–	3,761,295
COGS	(4,729,470)	(525,751)	–	(5,255,221)	(1,729,670)	(955,455)	–	(2,685,125)
Gross profit	2,638,115	734,127		3,372,242	1,150,372	(74,202)	–	1,076,170
Intangible assets amortization	3,027	268	–	3,295	3,160	265	–	3,425
Depreciation	81,041	9,933	–	90,974	3,400	22,217	–	25,617
Income (loss) from operations	1,371,757	467,455	(9,814,229)	(7,975,017)	179,552	(394,681)	(11,519,339)	(11,734,468)
Segment assets	22,513,985	247,170	13,251,810	36,012,965	5,435,508	287,359	15,642,009	21,364,876

14.	Tax Provision

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

The Company recorded no tax provision as of June 30, 2020. As of June 30, 2020, the Company had federal, state and local net operating loss carryforwards of approximately $10.2 million that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire in 2039.

15.	Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

Termination of Proposed Acquisitions

On July 1, 2020, the Company terminated the binding term sheet (the “Dabble Term Sheet”) with Cold Baked, LLC and Golden Works, LLC (d/b/a “Dabble”), each a Colorado limited liability company, which term sheet had set forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Dabble. The Dabble Term Sheet was previously described in the Company’s Current Report on Form 8-K filed on August 12, 2019, and incorporated herein by reference.

On July 1, 2020, the Company terminated the binding term sheet (the “Los Suenos Term Sheet”) with Los Suenos, LLC (“Los Suenos”) and Emerald Fields Grow, LLC (“Emerald”), each a Colorado limited liability company, which term sheet had set forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Los Suenos and Emerald, respectively. The Los Suenos Term Sheet was previously described in the Company’s Current Report on Form 8-K filed on June 6, 2019, and incorporated herein by reference.

On July 1, 2020, the Company terminated the binding term sheet (the “Farm Boy Term Sheet”) with Farm Boy, LLC (“Farm Boy”) and Baseball 18, LLC (“Baseball”), each a Colorado limited liability company, which term sheet had set forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Farm Boy and Baseball, respectively. The Farm Boy Term Sheet was previously described in the Company’s Current Report on Form 8-K filed on June 6, 2019, and incorporated herein by reference.

On July 27, 2020, the Company received notice of termination from Medically Correct, LLC (“MC”) terminating the term sheet to acquire MC. The term sheet was previously described in the Company’s Current Report on Form 8-K filed on August 20, 2019, and incorporated herein by reference.

On August 14, 2020 the Company terminated the term sheet with FutureVision 2020, LLC and FutureVision Ltd., Inc. dba Medicine Man Denver (in the aggregate, “Medicine Man Denver”), owners of several licensed dispensaries and a cultivation facility in the Denver, Colorado metro area. But for the termination on August 14, 2020, the Medicine Man Denver term sheet would have expired on August 31, 2020.

Note Receivable

On August 1, 2020, the Company entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with MedPharm Holdings, Inc. The Parties agreed that the amount of the settlement is $767,695 in principal and $47,161 in accrued interest, thru July 31, 2020. The Company received a $100,000 payment from MedPharm, which was to be paid by August 1, 2020. In addition to the immediate $100,000 principal payment, Andrew Williams, a member of the MedPharm Board of Directors, will deliver and transfer to Schwazze 175,000 shares of Schwazze common stock as equity consideration by August 15, 2020 at a price of $1.90 per share. The remaining outstanding receivable will be paid out in bi-weekly installments of product by scheduled deliveries through March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in our Annual Report on Form 10-K for the Year Ended December 31, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

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

On April 20, 2020 the company completed its first acquisition of a Colorado plant touching entity, acquiring Mesa Organics LTD and its subsidiaries. These four entities include a Manufacturing Infusing Products. (MIP) facility and four dispensaries. All are located in Southeastern Colorado. These acquisitions are included in our Products segment reporting.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2020 and 2019

During the three months ended June 30, 2020, the Company generated revenues of $5,424,329 including (i) product sales of $4,838,654, (ii) consulting and licensing fees of $585,675, and (iii) other operating revenues of $0 as compared with the three months ended June 30, 2019, where the Company generated revenues of $1,757,819 including (i) product sales of $1,331,979, (ii) consulting and licensing fees of $422,596, and (iii) other operating revenues of $3,244. Revenue for the three months ended June 30, 2020 increased by $3,666,510, or approximately 208.6%, over the three months ended June 30, 2019. The three-month ended increase in revenue was primarily driven by the product sales acquired from Mesa and Mesa Organics DBA Purplebee’s (“Purplebee’s”) manufactured infused product facility (“MIP”).

Cost of goods and services, consisting of expenses related to delivery of services and product procurement, was $3,106,686 during the three months ended June 30, 2020, compared to $1,086,413 during the comparable period in 2019. This increase was due to increased sales of products from historical business and the addition of the newly acquired dispensaries and MIP.

Operating expenses during the three months ended June 30, 2020, were $8,667,604, compared to operating expenses of $9,014,276 incurred during the three months ended June 30, 2019, a decrease of $346,672. The decrease during the three-month period ended June 30, 2020 was primarily attributable to increased corporate infrastructure costs and stock-based compensation offset by the absence of derivative expense.

As a result, we generated a net loss of $6,595,707 during the three months ended June 30, 2020 (or a loss of approximately $0.16 per share), compared to net loss of $8,822,650 (or a loss of approximately $0.30 per share) during the three months ended June 30, 2019.

Comparison of Results of Operations for the six months ended June 30, 2020 and 2019

During the six months ended June 30, 2020, we generated revenues of $8,627,463 including (i) product sales of $7,367,585, (ii) consulting and licensing fees of $1,246,932, and (iii) other operating revenues of $12,946 as compared with the six months ended June 30, 2019, where we generated revenues of $3,761,295 including (i) product sales of $2,876,279, (ii) consulting and licensing fees of $876,265, and (iii) other operating revenues of $8,751. Revenue for the six months ended June 30, 2020 increased by $4,866,168, or approximately 129.4%, over the six months ended June 30, 2019. The six-month ended increase in revenue was primarily driven by the product sales acquired from Mesa and Purplebee’s MIP.

Cost of goods and services, consisting of expenses related to delivery of services and product procurement, was $5,255,221 during the six months ended June 30, 2020, compared to $2,685,125 during the comparable period in 2019. This increase was due to increased sales of products from historical business and the addition of the newly acquired dispensaries and MIP.

Operating expenses during the six months ended June 30, 2020, were $13,833,278, compared to operating expenses of $11,647,067 incurred during the six months ended June 30, 2019, an increase of $2,186,211. The increase during the six-month period ended June 30, 2020 was primarily attributable to increased corporate infrastructure costs and stock-based compensation offset by the absence of derivative expense.

As a result, we generated a net loss of $7,975,017 during the six months ended June 30, 2020 (or a loss of approximately $0.20 per share), compared to net loss of $11,734,468 (or a loss of approximately $0.40 per share) during the six months ended June 30, 2019.

Liquidity and Capital Resources

Comparison of the liquidity and capital resources at June 30, 2020 and June 30, 2019

The Company had $5,418,317 and $4,347,495 in cash on hand at June 30, 2020 and June 30, 2019, respectively. The $1,070,822 change in cash on hand was due to the following cash flow activities.

Net cash used in operating activities was $4,054,088 during the six-month period ended June 30, 2020, compared to cash used from operating activities of $733,348 for the similar period in 2019, an increase of $3,320,740.

Cash flows used for investing activities was $3,253,675 during the six-month period ended June 30, 2020, compared to cash used of $242,670 for the similar period in 2019. $2,609,500 of the cash was used in the acquisition of Mesa.

Cash flows from financing activities was $374,500 during the six-month period ended June 30, 2020, compared to $5,001,725 for the similar period in 2019. The Company received proceeds of $4,400,000 from the private sale of our common stock during the six months ended June 30, 2019. The Company received $375,000 in proceeds in connection with the exercise of common stock purchase warrants and stock and returned $500 in connection with cancellation of common stock during the six-month period ended June 30, 2020.

Comparison of the liquidity and capital resources at June 30, 2020 and December 31, 2019

The Company had $5,418,317 and $11,853,627 in cash on hand at June 30, 2020 and December 31, 2019, respectively. The $6,435,310 change in cash on hand was due to the following cash flow activities.

Net cash used in operating activities was $4,054,088 during the six-month period ended June 30, 2020, compared to cash used from operating activities of $7,553,965 during the year ended December 31, 2019, a decrease of $3,499,876.

Cash flows used for investing activities was $3,253,675 during the six-month period ended June 30, 2020, compared to cash used of $1,116,756 during the year ended December 31, 2019, an increase of $2,136,919. $2,609,500 of the cash was used in the acquisition of Mesa.

Cash flows from financing activities was $374,500 during the six-month period ended June 30, 2020, compared to $20,202,560 for the year ended December 31, 2019. The Company received $375,000 in proceeds in connection with the exercise of common stock purchase warrants and stock and returned $500 in connection with cancellation of common stock during the six-month period ended June 30, 2020. The Company received proceeds of $19,600,000 from the private sale of our common stock during the year ended December 31, 2019.

The Company anticipates it will need additional funds for the Star Buds acquisition and working capital and are exploring capital raising transactions in the form of equity and debt. We believe we will close the Star Buds acquisitions in the last half of 2020. However, upon successfully completion of the Star Buds acquisitions, we believe we will generate positive cash flow from operations, and we expect that we will not need to raise additional capital to execute the ongoing business operations. This is because the revenue generated from the fully integrated acquisitions will be sufficient to allow us to implement the current business operations.

However, if we do not generate positive cash flow, or we identify an acquisition which we believe will significantly impact our business operations in a positive manner, or unforeseen developments occur, we may need to raise additional capital, either debt, equity or both. At this time, we are unable to state how much capital we will need. As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with any funding and there can be no assurances we will obtain such funding in the future. We have, and will continue to, explore sources of financing to fund our business operations and acquisition strategy. Failure to obtain this additional financing may have a material negative impact on our ability to generate profits on a regular basis in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended June 30, 2020.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2020 and December 31, 2019.

Contractual Obligations

There were no substantial contractual obligations as of June 30, 2020 and December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On June 7, 2019, we filed a complaint against ACC Industries Inc. and Building Management Company B, L.L.C., in Clark County, Nevada, for, amongst other causes of action, breach of contract. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020 ACC filed a counterclaim alleging breach of contract, which the Company believes is without merit. Arbitration has been set for November 2, 2020. Medicine Man Technologies discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration should be brought in as a party to the arbitration. Based upon the new facts, MMT filed a motion to amend the complaint to add new claims and the related entity as a party. The hearing on the motion to amend is set for the week of August 10th after which MMT will file a motion to compel arbitration. The state court has been moving slowly such that the arbitration may get pushed back a few months.

On July 6, 2018, we filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers (“VVG”). Within the complaint, the Company alleges the breach by VVG of the Technologies License Agreement dated April 27, 2017 as entered into between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321. In March 2020, VVG filed its opening appeal brief. The Company’s response brief is due on May 15, 2020. After VVG filed its opening brief in March 2020, MMT filed a Motion to Strike portions of the brief and record. Because a successful ruling on the motion may strike portions of the brief or require VVG to refile it, MMT asked for an extension on the filing its answering brief until the court renders its decision, which VVG did not oppose. MMT will have 30 days to file its answering brief once the court enters an order on the Motion to Strike or 30 days from when VVG files an amended opening brief and record.

On March 6, 2020, the Company’s former Chief Operating Officer, Joe Puglise, issued an arbitration demand against the Company claiming breach of contract. While the Company believes it has meritorious defenses against the claim, the ultimate resolution of the matter, which is expected to occur within one year, could result in a loss of up to $3.5 million. The parties agreed to two of the three arbitrators. The third arbitrator, to be the decided on by the agreed upon arbitrators, has not yet been identified.

Item 1A. Risk Factors

In addition to the risk factors identified below, also refer to the risk factors applicable to us identified in the Annual Report on Form 10-K for the period ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

Risks Related to Our Industry

Businesses involved in the cannabis industry, and investments in such businesses, are subject to a variety of laws and regulations related to money laundering, financial recordkeeping and proceeds of crimes.

Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the BSA, as amended by the Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) of the Treasury Department issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis-related businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis-related businesses without risking prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis-related violations of the federal Controlled Substances Act and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous. The FinCEN Memo currently remains in place, but it is unclear at this time whether the current administration will continue to follow the guidelines of the FinCEN Memo. Such requirements could negatively affect our ability and the ability of our clients to establish and maintain banking connections.

We may be unable to protect our intellectual property rights.

Because the manufacture (growth), sale, possession and use of cannabis is illegal under federal law, cannabis-related businesses may have restricted intellectual property rights particularly with respect to obtaining trademarks and enforcing patents. If we are unable to register, or maintain, our trademarks or file for or enforce patents on any of our inventions, such an inability could materially affect our ability to protect our name and proprietary technologies. In addition, cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Our intellectual property rights could be impaired as a result of our cannabis-related business, and we could be named as a defendant in an action asserting a RICO violation.

We may be unable to seek the protection of the bankruptcy courts.

There is an argument that the federal bankruptcy courts cannot provide relief for parties who engage in cannabis or cannabis-related businesses. Recent bankruptcy rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the federal Controlled Substances Act. Therefore, due to our cannabis-related business, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our financial performance and/or our ability to obtain or maintain credit.

We are unable to deduct all of our business expenses.

Section 280E of the Internal Revenue Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing us to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of nondeductible expenses is to its total revenues. Therefore, our cannabis business may be less profitable than it could otherwise be.

Risks Related to our Common Stock

The market price for our Common Stock will be particularly volatile given our status as a relatively unknown company, with a limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock at or above your purchase price, which may result in substantial losses to you.

While there is a market for our Common Stock, our price volatility in the future will be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our Common Stock will be, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could decline precipitously in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress the price per share of Common Stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

On August 14, 2020 the Company terminated the term sheet with FutureVision 2020, LLC and FutureVision Ltd., Inc. dba Medicine Man Denver (in the aggregate, “Medicine Man Denver”), owners of several licensed dispensaries and a cultivation facility in the Denver, Colorado metro area. But for the termination on August 14, 2020, the Medicine Man Denver term sheet would have expired on August 31, 2020.

Item 6. Exhibits

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

______________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: August 14, 2020	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye, Chief Executive Officer (Principal Executive Officer)

By: /s/ Nancy Huber
Nancy Huber, Chief Financial Officer
(Principal Financial and Accounting Officer)

