Form 10-Q
period 2020-09-30
Medicine Man Technologies, Inc.
filed 2020-11-16
CIK 1622879

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, the Registrant had 41,933,086 shares of Common Stock outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET

Expressed in U.S. Dollars

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$2,981,688	$11,853,627
Accounts receivable, net of allowance for doubtful accounts	812,212	313,317
Accounts receivable – related party	91,990	72,658
Inventory	2,151,612	684,940
Notes receivable – related party	283,849	767,695
Prepaid expenses and other current assets	254,602	529,416
Prepaid acquisition costs (Note 11)	–	1,347,462
Total current assets	6,575,953	15,569,115
Non-current assets
Fixed assets, net of accumulated depreciation of $893,964 and $159,354, respectively	2,719,154	239,078
Goodwill	17,445,843	12,304,306
Intangible assets, net of accumulated amortization of $24,771 and $19,811, respectively	70,329	75,289
Investment	527,575	406,774
Accounts receivable – litigation	3,063,968	3,063,968
Deferred tax assets, net	268,423	268,423
Notes receivable – noncurrent, net	247,272	241,711
Operating lease right of use assets	1,650,117	59,943
Other assets	127,999	–
Total non-current assets	26,120,680	16,659,492
Total assets	$32,696,633	$32,228,607

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	2,957,390	$699,961
Accounts payable – related party	127,694	15,372
Accrued expenses	1,426,315	1,091,204
Derivative liabilities	782,896	3,773,382
Income taxes payable	–	1,940
Total current liabilities	5,294,295	5,581,859
Noncurrent liabilities
Lease liabilities	1,684,005	66,803
Total noncurrent liabilities	1,684,005	66,803
Total liabilities	6,978,300	5,648,662

Commitments and contingencies (Note 11)		–

Shareholders’ equity
Common stock $0.001 par value, 250,000,000 authorized, 42,194,878 shares issued and 41,762,146 shares outstanding at September 30, 2020, and 39,952,628 shares issued and outstanding at December 31, 2019.	42,195	39,953
Additional paid-in capital	60,714,343	50,356,469
Accumulated deficit	(33,705,705)	(22,816,477)
Common stock held in treasury, at cost, 432,732 shares held at September 30, 2020 and 257,732 shares held at December 31, 2019.	(1,332,500)	(1,000,000)
Total shareholders' equity	25,718,333	26,579,945
Total liabilities and stockholders’ equity	$32,696,633	$32,228,607

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Nine Months Ended September 30, 2020 and 2019

Expressed in U.S. Dollars

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Product sales, net	$7,094,896	$2,147,182	$14,292,374	$4,743,391
Product sales – related party, net	314,823	613,014	484,930	893,084
Consulting and licensing services	20,655	781,021	1,267,587	1,657,286
Litigation revenue	–	1,782,457	–	1,782,457
Other operating revenues	–	15,195	12,946	23,946
Total revenue	7,430,374	5,338,869	16,057,837	9,100,164

Cost of goods and services:
Cost of goods and services	4,648,910	2,786,244	9,904,131	5,471,369
Total cost of goods and services	4,648,910	2,786,244	9,904,131	5,471,369

Gross profit	2,781,464	2,552,625	6,153,706	3,628,795

Operating expenses:
Selling, general and administrative expenses	1,298,693	718,990	3,054,091	1,092,702
Professional services	1,769,455	837,940	5,390,186	3,602,772
Salaries, benefits and related expenses	1,878,156	980,432	5,973,482	1,862,990
Stock based compensation	1,453,986	940,870	5,815,808	3,166,276
Derivative expense – contingent compensation	–	–	–	5,400,559
Total operating expenses	6,400,290	3,478,232	20,233,567	15,125,299

Income from operations (loss)	(3,618,826)	(925,607)	(14,079,861)	(11,496,504)

Other income (expense):
Gain on forfeiture of contingent consideration	–	–	1,462,636	–
Interest income (expense), net	10,131	36,462	46,726	(155,815)
Other income (expense)	–	–	32,621	–
Unrealized gain (loss) on derivative liabilities	684,422	(197,526)	1,527,850	(452,090)
Unrealized gain (loss) on investments	10,062	(741,307)	120,800	(1,458,037)
Total other income (expense)	704,615	(902,371)	3,190,633	(2,065,942)

Net income (loss)	$(2,914,211)	$(1,827,978)	$(10,889,228)	$(13,562,446)

Earnings (loss) per share attributable to common shareholders:
Basic and diluted earnings (loss) per share	$(0.07)	$(0.05)	$(0.26)	$(0.44)
Weighted average number of shares outstanding - basic and diluted	41,568,147	35,115,889	41,242,041	31,136,392

Other comprehensive income (loss), net of tax
Total other comprehensive income (loss), net of tax	–	–	–	–

Comprehensive income (loss)	$(2,914,211)	$(1,827,978)	$(10,889,228)	$(13,562,446)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine months Ended September 30, 2020 and 2019

Expressed in U.S. Dollars

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2018	27,753,310	$27,875	$22,886,624	$(5,840,735)	$17,073,764

Net income (loss)	–	–	–	(13,562,446)	(13,562,446)
Issuance of common stock in connection with sales made under private or public offerings	9,800,000	9,800	19,590,200	–	19,600,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	452,426	452	601,274	–	601,726
Issuance of common stock as compensation to employees, officers and/or directors	1,190,000	1,190	2,723,710	–	2,724,900
Issuance of common stock in exchange for consulting, professional and other services	173,775	173	305,348	–	305,521
Stock based compensation expense related to common stock options	–	–	1,196,376	–	1,196,376

Balance, September 30, 2019	39,369,511	$39,490	$47,303,532	$(19,403,181)	$27,939,841

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance at, December 31, 2019	39,952,628	$39,953	$50,356,469	$(22,816,477)	257,732	$(1,000,000)	$26,579,945
Net income (loss)	–	–	–	(10,889,228)	–	–	(10,889,228)
Issuance of common stock as payment for Mesa	2,554,750	2,555	4,167,253	–	–	–	4,169,808
Return of common stock as compensation to employees, officers and/or directors	(500,000)	(500)	–	–	–	–	(500)
Issuance of common stock in connection with sales made under private or public offerings	187,500	187	374,813	–	–	–	375,000
Return of common stock	–	–	–	–	175,000	(332,500)	(332,500)
Stock based compensation expense related to common stock options	–	–	5,815,808	–	–	–	5,815,808
Balance, September 30, 2020	42,194,878	$42,195	60,714,343	$(33,705,705)	432,732	$(1,332,500)	$25,718,333

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three months Three September 30, 2020 and 2019

Expressed in U.S. Dollars

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance at, June 30, 2019	31,769,511	$31,890	$31,170,261	$(17,575,203)	–	$–	$13,626,948

Net income (loss)	–	–	–	(1,827,978)	–	–	(1,827,978)
Issuance of common stock in connection with sales made under private of public offerings	7,600,000	7,600	16,133,271	–	–	–	16,140,871
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–	–
Issuance of common stock in exchange for consulting, professional, and other services	–	–	–	–	–	–	–
Stock based compensation expense related to common stock options	–	–	–	–	–	–	–

Balance, September 30, 2019	39,369,511	$39,490	$47,303,532	$(19,403,181)	–	$–	$27,939,841

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance at, June 30, 2020	42,194,878	$42,195	$59,260,357	$(30,791,494)	257,732	$(1,000,000)	$27,511,058

Net income (loss)	–	–	–	(2,914,211)	–	–	(2,914,211)
Issuance of common stock as payment for Mesa	–	–	–	–	–	–	–
Return of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–	–
Issuance of common stock in connection with sales made under private or public offerings	–	–	–	–	–	–	–
Return of common stock	–	–	–	–	175,000	(332,500)	(332,500)
Stock based compensation expense related to common stock options	–	–	1,453,986	–	–	–	1,453,986

Balance, September 30, 2020	42,194,878	$42,195	60,714,343	$(33,705,705)	432,732	$(1,332,500)	$25,718,333

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the Nine months Ended September 30, 2020 and 2019

Expressed in U.S. Dollars

	2020	2019

Cash flows from operating activities
Net income for the period	$(10,889,228)	$(13,562,446)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	322,292	45,768
Common stock issued in exchange for fees and services	–	210,521
Derivative expense	–	5,400,559
Loss on change in derivative liabilities	(2,990,486)	452,091
Loss on investment, net	(120,800)	1,458,037
Stock based compensation	5,815,808	3,921,276
Changes in operating assets and liabilities
Note receivable	–	–
Accounts receivable	1,292,509	(2,868,093)
Inventory	271,305	81,530
Prepaid expenses and other current assets	274,814	(629,032)
Other assets	(127,999)	–
Operating lease right of use assets and liabilities	27,028	(67,839)
Accounts payable and other liabilities	(177,295)	878,066
Income taxes payable	(1,940)	–
Net cash used in operating activities	(6,303,992)	(4,679,562)

Cash flows from investing activities
Purchase of fixed assets	(976,685)	(7,312)
Cash consideration for acquisition of business	(2,609,500)	–
Cash acquired in acquisition of business	–	–
Repayment (issuance) of notes receivable	478,285	(632,053)
Investment proceeds	–	–
Net cash used from investing activities	(3,107,900)	(639,365)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs and returns	42,000	19,600,000
Proceeds from exercise of common stock purchase warrants, net of issuance costs	–	601,726
Net cash earned for financing activities	42,000	20,201,726

Net decrease in cash and cash equivalents	(9,369,892)	14,882,799
Cash and cash equivalents - beginning of period	12,351,580	321,788
Cash and cash equivalents - end of period	$2,981,688	$15,204,587

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

During the quarters ending September 30, 2020 and 2019, the Company primarily used revenues from its operation supplemented by cash to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $2,981,688 and $11,853,627 classified as cash and cash equivalents as of September 30, 2020, and December 31, 2019, respectively. The Company anticipates it will need additional funds for the Star Buds acquisition and working capital and are exploring capital raising transactions in the form of equity and debt.

The Company maintains its cash balances with a high-credit-quality financial institutions. At times, such cash may be more than the insured limit of $250,000. As of September 30, 2020 and December 31, 2019 respectively, the cash balance was $1,682,475 and $486,101 over the insured limit. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

The following table depicts the composition of the Company’s cash and cash equivalents as of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019

Deposits placed with banks	$2,981,688	$736,101
United States Treasury Bills	–	11,117,526
Total cash and cash equivalents	$2,981,688	$11,853,627

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2020	December 31, 2019
Level 1 – Marketable Securities Available-for-Sale – Recurring	$527,575	$406,774

Marketable Securities at Fair Value on a Recurring Basis

Certain assets are measured at fair value on a recurring basis. The Level 1 position consists of an investment in equity securities held in Canada House Wellness Group, Inc. (CHV), a publicly-traded company whose securities are actively quoted on the Toronto Stock Exchange. At both September 30, 2020 and December 31, 2019, the Company owned 17,650,540 shares of CHV common stock. The closing share price of CHV’s common stock on September 30, 2020 was CAD$0.040 per share.

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

The following table depicts the composition of our accounts receivable as of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019

Accounts receivable – trade	$889,457	$384,202
Accounts receivable – related party	91,990	72,658
Accounts receivable – litigation	3,063,968	3,063,968
Allowance for doubtful accounts	(77,245)	(70,885)
Total accounts receivable	$3,968,170	$3,449,943

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required. At September 30, 2020 and December 31, 2019, the Company recorded an allowance for doubtful accounts of $77,245 and $70,885, respectively. During the nine months ended September 30, 2020 and September 30, 2019, the Company recorded a bad debt expense of $28,074 and $0, respectively.

Notes Receivable

On July 17, 2018, the Company entered into an intellectual property license agreement with Abba Medix Corp. (AMC), a wholly owned subsidiary of publicly traded Canada House Wellness Group, Inc. (CHV). The Company agreed to provide a lending facility to AMC in CAD$125,000 increments of up to CAD$500,000. The lending facility is for a term of 36 months and bears interest at a rate of 2%. As of September 30, 2020 and December 31, 2019, the outstanding balance, including accrued interest, on the notes receivable with AMC totaled $245,485 and $241,711, respectively. The Company classified these loans as noncurrent notes receivable on its consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

On August 1, 2020, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with MedPharm Holdings, Inc. (“MedPharm”). Pursuant to the terms of the Settlement Agreement, the Company and MedPharm agreed that the amount of the settlement to be furnished to the Company by MedPharm shall be $767,695 in principal and $47,161 in accrued interest. The Company received a $100,000 cash payment from MedPharm on August 1, 2020. On September 4, 2020, Andrew Williams, a member of the MedPharm Board of Directors and the Company’s former Chief Executive Officer, returned 175,000 shares of the Company’s common stock to the Company, as equity consideration at a price of $1.90 per share, a mutually agreed upon price per share. These shares are held in treasury. The remaining outstanding principal and interest of $285,636 due and payable by MedPharm under the Settlement Agreement will be paid out in bi-weekly installments of product by scheduled deliveries through March 31, 2021.

Other Assets (Current and Non-Current)

Other assets at September 30, 2020 and December 31, 2019 were $382,601 and $529,416, respectively. As of September 30, 2020, this balance included $254,602 in prepaid expenses and $127,999 in security deposits. At December 31, 2019, other assets included $480,881 in prepaid expenses, $21,085 in interest receivable and $27,450 in security deposits. Prepaid expenses were primarily comprised of insurance premiums, membership dues, conferences and seminars, and other general and administrative costs.

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

The Company performed its annual fair value assessment at December 31, 2019, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists. No additional factors or circumstances existed at September 30, 2020 that would indicate impairment.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2019 on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists. No additional factors or circumstances existed at September 30, 2020 that would indicate impairment.

Accounts Payable

Accounts payable at September 30, 2020 and December 31, 2019 were $2,957,390 and $699,961, respectively and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2020 and December 31, 2019 were $1,426,315 and $1,091,204, respectively. At September 30, 2020, this was comprised of customer deposits of $72,435, accrued payroll of $841,969, and operating expenses of $511,911. At December 31, 2019, accrued expenses and other liabilities was comprised of customer deposits of $148,109, accrued payroll of $714,220, and operating expenses of $228,875.

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

Revenue from licensing and consulting services is recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved and target harvest yields are exceeded. At September 30, 2020, the Company had $7,500 in deferred revenue.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $172,539 and $638,335 for the three and nine months ended September 30, 2020, respectively, as compared to $212,506 and $340,995, respectively, for the three and nine months ended September 30, 2019.

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

The Company recognized $1,453,986 and $5,815,808 in expense for stock-based compensation from common stock options issued to employees during the three and nine months ended September 30, 2020, and $940,870 and $3,166,276 in expenses for stock-based compensation from the issuance of common stock to employees, officers, directors and/or contractors during the three and nine months ended September 30, 2019.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 4,130,750 shares from vested stock options and 9,987,500 stock purchase warrants. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

4.	Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	September 30, 2020	December 31, 2019
Furniture and fixtures	$175,680	$98,903
Leasehold improvements	90,326	40,953
Machinery and tools	1,934,666	34,000
Office equipment	104,059	33,833
Software	994,744	–
Work in process	313,642	190,743
	$3,613,118	$398,432
Less: Accumulated depreciation	(893,964)	(159,354)
Total property and equipment, net of depreciation	$2,719,154	$239,078

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture and fixtures	3 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Machinery and tools	3 years
Office equipment	3 years
Software	3-5 years

Depreciation expense for the three and nine months ended September 30, 2020 was $226,358 and $317,332, respectively, compared to $15,265 and $40,881, respectively, for the three and nine months ended September 30, 2019.

5.	Intangible Asset

Intangible assets at September 30, 2020 and December 31, 2019 were comprised of the following:

	September 30, 2020	December 31, 2019

License agreement	$5,300	$5,300
Product license and registration	57,300	57,300
Trade secret – intellectual property	32,500	32,500
Subtotal	$95,100	$95,100
Less: accumulated amortization	(24,771)	(19,811)
Total intangible assets, net of amortization	$70,329	$75,289

Amortization expense for the three and nine months ended September 30, 2020 was $1,665 and $4,960, respectively, compared to $1,463 and $4,888, respectively, for the three and nine months ended September 30, 2019.

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

As of September 30, 2020, the fair value of these derivative liabilities is $782,896. The change in the fair value of derivative liabilities for the three months ended September 30, 2020 was $(684,422), resulting in an aggregate unrealized loss on derivative liabilities. The change in the fair value of the derivative liabilities for the nine months ended September 30, 2020 was $(2,990,486), resulting in an aggregated unrealized loss on derivative liabilities.

7.	Related Party Transactions

During the year ended December 31, 2019, the Company’s Chief Cultivation Officer, Joshua Haupt, who currently owns 20% of both Super Farm and De Best, was an Officer of the Company and therefore a related party. Effective December 4, 2019, he was no longer an Officer and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable to Super Farm or De Best during the period ended September 30, 2020.

During the nine months ended September 30, 2020, the Company had sales from Medicine Man Denver totaling $484,930. There were no sales discounts during the nine months ended September 30, 2020. As of September 30, 2020, the Company had an accounts receivable balance with Medicine Man Denver totaling $79,520. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in Medicine Man Denver.

During the nine months ended September 30, 2020, the Company did not record any sales from MedPharm Holdings LLC (“MedPharm”). As of September 30, 2020, the Company had a net accounts receivable balance with MedPharm totaling $9,970. On August 1, 2020, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with MedPharm Holdings, Inc. (“MedPharm”). Pursuant to the terms of the Settlement Agreement, the Company and MedPharm agreed that the amount of the settlement to be furnished to the Company by MedPharm shall be $767,695 in principal and $47,161 in accrued interest. The Company received a $100,000 cash payment from MedPharm on August 1, 2020. On September 4, 2020, Andrew Williams, a member of the MedPharm Board of Directors and the Company’s former Chief Executive Officer, returned 175,000 shares of the Company’s common stock to the Company, as equity consideration at a price of $1.90 per share, a mutually agreed upon price per share. These shares are held in treasury. The remaining outstanding principal and interest of $285,636 due and payable by MedPharm under the Settlement Agreement will be paid out in bi-weekly installments of product by scheduled deliveries through March 31, 2021.

During the nine months ended September 30, 2020, the Company recorded sales from Baseball 18, LLC (“Baseball”) totaling $12,885, Farm Boy, LLC (“Farm Boy”) totaling $14,405, Emerald Fields LLC (“Emerald Fields”) totaling $14,885, and Los Sueños Farms (Los Sueños) totaling $15,117. During the nine months ended September 30, 2020, the Company had a net accounts payable balance of $31,250 with Baseball and $93,944 with Farm Boy. One of the Company’s former directors, Robert DeGabrielle, owns the Colorado retail marijuana cultivation licenses for Farm Boy, Emerald Fields and Baseball, all doing business as Los Sueños Farms.

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

As of September 30, 2020, and December 31, 2019, respectively, the Company had $2,151,612 and $684,940 of inventory. At December 31, 2019 all inventory was finished goods inventory. At September 30, 2020, $1,010,894 was finished goods inventory and $1,140,718 was raw materials. The Company uses the FIFO inventory valuation method. As of September 30, 2020 and December 31, 2019, the Company did not recognize any impairment for obsolescence within its inventory.

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

The following table sets forth the changes in the carrying value of the Company’s goodwill at September 30, 2020 and December 31, 2019:

Balance, December 31, 2019	$12,304,306
Acquisition of Mesa	5,141,537
Balance, September 30, 2020	$17,445,843

10.	Leases

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	September 30, 2020
Asset
Operating lease right of use assets	Noncurrent assets	$1,650,117
Liabilities
Lease liabilities	Noncurrent liabilities	$1,684,005

Lease Costs

The table below summarizes the components of lease costs for the nine months ended September 30, 2020.

Nine Months Ended September 30, 2020

Operating lease costs	$213,852

Maturities of Lease Liabilities

Maturities of lease liabilities as of September 30, 2020 are as follows:

2020 fiscal year	$1,733,257
Less: Interest	(49,252)
Present value of lease liabilities	$1,684,005

The following table presents the Company’s future minimum lease obligation under ASC 840 as of September 30, 2020:

2020 fiscal year	$112,866
2021 fiscal year	451,464
2022 fiscal year	451,464
2023 fiscal year	410,232
2024 fiscal year	369,000
2025 fiscal year	123,000
Total	$1,918,026

11.	Commitments and Contingencies

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

Effective January 10, 2019, the Company entered into binding term sheets to acquire three cannabis and cannabis related companies, including the following:

•	FutureVision 2020, LLC and FutureVision Ltd., Inc. dba Medicine Man Denver (in the aggregate, “Medicine Man Denver”), owners of several licensed dispensaries and a cultivation facility in the Denver, Colorado metro area. It is also a leading cultivator, retailer and one of the best-known brands in the cannabis sector, winning over a dozen industry awards. Medicine Man Denver operates out of a 35,000 square foot cultivation operation and has four popular retail locations across the Denver metropolitan area. This term sheet expired on August 31, 2020 and the Company communicated it was terminating the term sheet on Friday, August 14, 2020;

•	MedPharm Holdings, a company that develops and manages intellectual property related to the manufacture and formulation of products containing cannabinoid extracts. Management believes that this acquisition will bring world-class processing and pharmaceutical-grade products to the company. This term sheet expired on September 30, 2020 and was terminated accordingly; and

•	MX LLC, the holder of the license that allow it to be a manufacturer of marijuana infused products in the Denver metro area. It also has a research license that has been issued by the state of Colorado and the local jurisdiction approval is in process. This term sheet expired on September 30, 2020 and was terminated accordingly.

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

On August 15, 2019, the Company entered into a binding term sheet with Medically Correct, LLC (“Medically Correct”), an edible, extract and topical company, setting forth the terms of the acquisition by the Company of 100% of the capital stock and assets of Medically Correct. As consideration, the Company shall pay a total purchase price of $17,250,000 consisting of $3,450,000 cash and 4,677,967 shares of its common stock, par value $0.001 per share. The 4,677,967 shares were determined by averaging the closing price of Company’s common stock for the five (5) days prior to August 8, 2019. On July 27, 2020, the Company terminated the binding term sheet with Medically Correct.

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

On September 9, 2019, the Company entered into a binding term sheet with Canyon, LLC (“Canyon”) and It Brand Enterprises, LLC (“It Brand”) pursuant to which the Company will purchase 100% of the capital stock or assets of Canyon and certain assets of It Brand. As consideration, the Company shall pay a total purchase price of $5,130,000 consisting of (i) a cash component which in no case will be greater than $2,565,000, and (ii) an equity component, which will consist of shares of the Company’s common stock, par value $0.001 per share, for the balance of the purchase price. The number of shares that make up the equity component will be determined by dividing the balance of the Purchase Price by the average closing price of Company’s common stock for the five (5) days prior to September 7, 2019. On October 9, 2020, the Company received notice that the binding term sheet was terminated.

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

Departure and Appointment of Officers

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

On September 9, 2020 the Company appointed Nirup Krishnamurthy as Chief Operating Officer and appointed Jeff Garwood as a member of the Company’s Board of Directors (the “Board”). Mr. Krishnamurthy and the Company entered an Employment Agreement effective March 1, 2020 (the “CIO Agreement”). Mr. Krishnamurthy and the Company will not enter into a separate agreement following his appointment to COO. The CIO Agreement provides that Mr. Krishnamurthy shall be paid a base salary of $264,000 per annum, in accordance with the Company’s usual payroll practices (the “Salary”). In addition to the Salary, on the effective date of the CIO Agreement, the Company issued an aggregate of 600,000 options to purchase shares of Common Stock, at a purchase price equal to $1.71 per share (the “CIO Option”). The CIO Option shall vet one-fourth on an annual basis beginning on the first anniversary of the date of grant, such that the CIO Option shall vest and shall be exercisable in full on the fourth anniversary of the date of grant. Notwithstanding the foregoing, the CIO Option shall vest in full and become exercisable upon the occurrence of a “Change in Control” as defined in the CIO Agreement. All shares of Common Stock issuable upon exercise of the CIO Option are subject to a limitation whereby Mr. Krishnamurthy may sell no more than 5% of the preceding give day average volume of the Common Stock on any given trading day. In connection with Mr. Garwood’s appointment, Mr. Garwood is expected to be granted an inaugural award of $50,000 value in shares of Common Stock within 90 days of board service.

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

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $0.001 and had 42,194,878 shares of common stock issued and 41,762,146 shares of common stock outstanding as of September 30, 2020, and 39,952,628 shares of common stock issued and outstanding as of December 31, 2019.

Common Stock Issued in Connection with the Exercise of Warrants

During the nine months ended September 30, 2019, the Company issued 452,426 shares of common stock for proceeds of $601,726 under a series of stock warrant exercises with an exercise price of $1.33 per share.

During the nine months ended September 30, 2020, the Company issued 187,500 shares of common stock for proceeds of $375,000 under a series of stock warrant exercises with an exercise price of $2.00 per share.

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

On April 3, 2020, the Company cancelled 500,000 shares of common stock, with vesting conditions represented as derivative instruments. These shares were incorrectly issued as restricted shares instead of restricted stock units to an officer of the Company, Paul Dickman, on January 8, 2019. The return of these shares had no impact on EPS for the quarter ended September 30, 2020.

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

The following table reflects the change in common stock purchase warrants for the nine months ended September 30, 2020. All stock warrants are exercisable for a period of three years from the date of issuance.

Number of shares

Balance as of January 1, 2020	9,800,000
Warrants exercised	–
Warrants forfeited	–
Warrants issued	187,500
Balance as of September 30, 2020	9,987,500

13.	Segment Information

The Company has three identifiable segments as of September 30, 2020; (i) products, (ii) consulting and licensing and (iii) corporate, infrastructure and other. The products segment sells merchandise directly to customers via e-commerce portals, through the Company’s proprietary websites and retail location. The licensing and consulting segment sales derives its revenue from licensing and consulting agreements with cannabis related entities, in addition to fees from seminars and expense reimbursements included in other revenue on the Company’s financial statements. The corporate, infrastructure and other segment represents new resources added in anticipation of various acquisition transactions and other corporate related costs.

The following information represents segment activity for the three-month periods ended September 30, 2020 and September 30, 2019:

	For the Three Months Ended				For the Three Months Ended
	30- September -2020				30-September -2019
	Products	Consulting and Licensing	Corporate, Infrastructure, and Other	Total	Products	Consulting and Licensing	Corporate, Infrastructure, and Other	Total

Revenues	$7,409,719	$20,655	$–	$7,430,374	$4,560,989	$777,879	$–	$5,338,868
Cost of goods and services	$(4,485,238)	$(163,672)	$–	$(4,648,910)	$(2,882,415)	$96,172	$–	$(2,786,243)
Gross profit	$2,924,481	$(143,017)	$–	$2,781,464	$1,678,574	$874,051	$–	$2,552,625
Intangible assets amortization	$1,530	$135	$–	$1,665	$1,597	$133	$–	$1,730
Depreciation	$136,408	$89,950	$–	$226,358	$1,700	$13,564	$–	$15,264
Net income (loss)	$2,077,075	$(155,184)	$(4,836,102)	$(2,914,211)	$1,880,658	$478,748	$(4,187,384)	$(1,827,978)
Segment assets	$49,391	$(231,628)	$(3,134,095)	$(3,316,332)	$3,367,923	$414,466	$10,771,637	$14,554,026

The following information represents segment activity for the nine-month periods ended September 30, 2020 and September 30, 2019:

	For the Nine Months Ended				For the Nine Months Ended
	30-September-2020				30-September-2019
	Products	Consulting and Licensing	Corporate, Infrastructure, and Other	Total	Products	Consulting and Licensing	Corporate, Infrastructure, and Other	Total
Revenues	14,777,304	1,280,533	–	16,057,837	7,441,031	1,659,132	–	9,100,163
COGS	(9,214,708)	(689,423)	–	(9,904,131)	(4,612,085)	(859,283)	–	(5,471,368)
Gross profit	5,562,596	591,110	–	6,153,706	2,828,946	799,849	–	3,628,795
Intangible assets amortization	4,557	403	–	4,960	4,757	398	–	5,155
Depreciation	217,449	99,883	–	317,332	5,100	35,781	–	40,881
Net income (loss)	3,448,832	312,271	(14,650,331)	(10,889,228)	2,060,210	84,067	(15,706,723)	(13,562,446)
Segment assets	22,563,376	15,542	10,117,715	32,696,633	8,803,431	701,825	26,413,646	35,918,902

14.	Tax Provision

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

The Company recorded no tax provision as of September 30, 2020. As of September 30, 2020, the Company had federal, state and local net operating loss carryforwards of approximately $12.3 million that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire in 2039.

15.	Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

Termination of Proposed Acquisitions

On October 9, 2020 the Company terminated the term sheet with Canyon and It Brand, which term sheet had set forth the terms of the acquisition by the Company of 100% of the capital stock or assets of Canyon and certain assets of It Brand, respectively. The Canyon and It Brand Term Sheet was previously described in the Company’s Current Report on Form 8-K filed on September 12, 2019, and incorporated herein by reference.

Proof of Funds

On June 5, 2020, the Company and SBUD, LLC entered into thirteen separate purchase agreements whereby the Purchaser agreed to purchase substantially all of the assets of the Star Buds Group from each individual Star Buds Company pursuant to the Agreements. The aggregate purchase price for the assets of the Star Buds Group is approximately $118 million. On November 5, 2020, the Company announced in the press release that Star Buds has acknowledged that the Company has met its proof of funds obligation under the Star Buds Asset Purchase Agreements, and the Company and Star Buds plans to work towards closing on a mutually acceptable timeframe.

Securities Purchase Agreement

On November 16, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with one investor to purchase shares of preferred stock of the Company in a private placement (the “Private Placement”). The Company is in negotiations with additional investors in connection with the Private Placement.  The Private Placement provides for an minimum offering of $72 million and a maximum offering of $105 million, and will be made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506(b) of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 Act. The Company will use the proceeds from the Private Placement for the acquisition of Star Buds.

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

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2020 and 2019

During the three months ended September 30, 2020, we generated revenues of $7,430,374 including (i) product sales of $7,409,719, and (ii) consulting and licensing services of $20,655 as compared with the three months ended September 30, 2019, where we generated revenues of $5,338,869 including (i) product sales of $2,760,196, (ii) consulting and licensing services of $2,563,478, of which includes $1,782,457 in revenue awarded in litigation, and (iii) other operating revenues of $15,195. Revenue for the three months ended September 30, 2020 increased by $2,091,505, or approximately 39%, over the three months ended September 30, 2019.

Cost of goods and services, consisting of expenses related to delivery of services and product procurement, was $4,648,910 during the three months ended September 30, 2020, compared to $2,786,244 during the comparable period in 2019. This increase was due to increased sales of product.

Operating expenses during the three months ended September 30, 2020, were $6,400,290, compared to operating expenses of $3,478,232 incurred during the three months ended September 30, 2019, an increase of $2,922,058. This increase was due to increased selling, general and administrative expenses, professional service fees, salaries, benefits and related employment costs and non-cash, stock-based compensation.

As a result, we generated a net loss of $2,914,211 during the three months ended September 30, 2020 (or a loss of approximately $0.07 per share), compared to net loss of $1,827,978 (or income of approximately $0.05 per share) during the three months ended September 30, 2019.

Comparison of Results of Operations for the nine months ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, we generated revenues of $16,057,837 including (i) product sales of $14,777,304, (ii) consulting and licensing services of $1,267,587, and (iii) other operating revenues of $12,946 as compared with the nine months ended September 30, 2019, we generated revenues of $9,100,164 including (i) product sales of $5,636,475, (ii) consulting and licensing services of $3,439,743, of which includes $1,782,457 in revenue awarded in litigation, and (iii) other operating revenues of $23,946. Revenue for the nine months ended September 30, 2020 increased by $6,957,674, or approximately 76%, over the nine months ended September 30, 2019.

Cost of goods and services, consisting of expenses related to delivery of services and product procurement, was $9,904,131 during the nine months ended September 30, 2020, compared to $5,471,369 during the comparable period in 2019. This increase was due to increased sales of products.

Operating expenses during the nine months ended September 30, 2020, were $20,233,567, compared to operating expenses of $15,125,299 incurred during the nine months ended September 30, 2019, an increase of $5,108,268. This increase was due to increased selling, general and administrative expenses, professional service fees, salaries, benefits and related employment costs and non-cash, stock-based compensation.

As a result, we generated a net loss of $10,889,228 during the nine months ended September 30, 2020 (or a loss of approximately $0.26 per share), compared to net income of $13,562,446 during the nine months ended September 30, 2019 (or a loss of approximately $0.44 per share) during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Comparison of the liquidity and capital resources at September 30, 2020 and September 30, 2019

The Company had $2,981,688 and $15,204,562 in cash on hand at September 30, 2020 and September 30, 2019, respectively. The ($12,222,874) change in cash on hand was due to the following cash flow activities.

Net cash used in operating activities was $6,303,992 during the nine-month period ended September 30, 2020, compared to cash used in operating activities of $4,679,562 for the similar period in 2019, an increase of $1,624,460.

Cash flows used in investing activities was $3,107,900 during the nine-month period ended September 30, 2020, compared to cash used of $639,365 for the similar period in 2019, an increase of $2,468,535. $2,609,500 of the cash was used in the acquisition of Mesa.

Cash flows provided by financing activities was $42,000 during the nine-month period ended September 30, 2020, compared to $20,201,726 for the similar period in 2019. The Company received proceeds of $19,600,000 from the private sale of our common stock during the nine months ended September 30, 2019.

Comparison of the liquidity and capital resources at September 30, 2020 and December 31, 2019

The Company had $2,981,688 and $11,853,627 in cash on hand at September 30, 2020 and December 31, 2019, respectively. The ($8,871,939) change in cash on hand was due to the following cash flow activities.

Net cash used in operating activities was $6,303,992 during the nine-month period ended September 30, 2020, compared to cash used in operating activities of $7,553,965 during the year ended December 31, 2019, a decrease of $1,249,973.

Cash flows used in investing activities was $3,107,900 during the nine-month period ended September 30, 2020, compared to cash used of $1,116,756 during the year ended December 31, 2019, an increase of $1,991,144. $2,609,500 of the cash was used in the acquisition of Mesa.

Cash flows provided by financing activities was $42,000 during the nine-month period ended September 30, 2020, compared to $20,202,560 for the year ended December 31, 2019. The Company received $375,000 in proceeds in connection with the exercise of common stock purchase warrants and stock, distributed $332,500 in proceeds for the return of common stock, and returned $500 in connection with cancellation of common stock during the nine-month period ended September 30, 2020. The Company received proceeds of $19,600,000 from the private sale of our common stock during the year ended December 31, 2019.

The Company anticipates it will need additional funds for the Star Buds acquisition and working capital. It has signed a subscription agreement with one group and is in negotiations with additional investors and a debt provider which has allowed the Company to provide Star Buds with proof of funds needed for the acquisition. The Company plans to close the Star Buds acquisitions in the fourth quarter of 2020. Upon successfully completion of the Star Buds acquisitions, we believe we will generate positive cash flow from operations, and we expect that we will not need to raise additional capital to execute ongoing business operations. This is because the revenue generated from the fully integrated acquisitions will be sufficient to allow us to implement the current business operations.

However, if we are unable to close the Star Buds transaction in the fourth quarter of 2020 or at all, do not generate positive cash flow, or we identify an acquisition which we believe will significantly impact our business operations in a positive manner, or unforeseen developments occur, we will need to raise additional capital, in the form of debt, equity or both. At this time, we are unable to predict how much capital we will need. As of the date of this Report, we have a commitment from one investor to provide us with funding and we are in negotiations with additional investors and a potential debt provider to be able to complete the Star Buds acquisition, but there is no assurance we will meet the requirements to close and there can be no assurances we will obtain such funding in the future. We have, and will continue to, explore sources of financing to fund our business operations and acquisition strategy. Failure to obtain this additional financing may have a material negative impact on our ability to generate profits on a regular basis in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended September 30, 2020.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2020 and December 31, 2019.

Contractual Obligations

There were no substantial contractual obligations as of September 30, 2020 and December 31, 2019.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On June 7, 2019, the Company filed a complaint against ACC Industries Inc. and Building Management Company B, L.L.C., in state district court located in Clark County, Nevada, alleging, amongst other causes of action, breach of contract, conversion, and unjust enrichment. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020 ACC filed a counterclaim alleging breach of contract, which the Company believes is without merit. Arbitration has been set for November 2, 2020. The Company discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration should be brought in as a party to the arbitration. Based upon the new facts, the Company filed a motion to amend the complaint to add new claims and the related entity as a party. On September 1, 2020, the court ruled in favor of the Company and permitted the Company to amend the complaint to add the related entity. On September 1, 2020, the Company filed an amended complaint naming the related entity a party and added intentional misrepresentation, fraudulent inducement, civil conspiracy, aiding and abetting, successor liability and fraudulent concealment claims. The Company began arbitration proceedings on November 2, 2020.

On July 6, 2018, the Company filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers (“VVG”). In the complaint, the Company alleges breach by VVG of the Technologies License Agreement dated April 27, 2017 between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321. In March 2020, VVG filed its opening appeal brief. The Company’s response brief was due on May 15, 2020. After VVG filed its opening brief in March 2020, the Company filed a Motion to Strike portions of the brief and record. Because a successful ruling on the Company’s motion may strike portions of VVG’s brief or require VVG to refile it, the Company asked the court for an extension of the deadline to file the Company’s answering brief until the court renders its decision on the motion, which VVG did not oppose. The Company will have 30 days to file its answering brief once the court enters an order on the Motion to Strike or 30 days from when VVG files an amended opening brief and record. On August 27, 2020, the court ordered VVG to supplement its brief and the record. The Company filed its answering brief on October 15, 2020. On October 27, 2020, the Company, in a joint request with VVG, filed a motion to extend its time to file its answering brief. The Company requested January 4, 2021 to file its Answer and VVG requested 30 days after the Answer to file the reply. The motion is pending with the Court.

On March 6, 2020, the Company’s former Chief Operating Officer, Joe Puglise, issued an arbitration demand against the Company claiming breach of contract. While the Company believes it has meritorious defenses against the claim, the ultimate resolution of the matter, which is expected to occur within one year, could result in a loss of up to $3,500,000. The arbitration is scheduled to begin on January 25, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

On November 16, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with one investor to purchase shares of preferred stock of the Company in a private placement (the “Private Placement”). The Company is in negotiations with additional investors in connection with the Private Placement.  The Private Placement provides for an minimum offering of $72 million and a maximum offering of $105 million, and will be made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506(b) of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 Act. The Company will use the proceeds from the Private Placement for the acquisition of Star Buds.

The preceding description is a summary of the material terms of the Private Placement. Such summary is qualified in its entirety by reference to the SPA, which is filed as an Exhibit 10.1 to this Quarterly Report and is hereby incorporated by reference.

Item 5. Other Information

None

Item 6. Exhibits

10.1*	Securities Purchase Agreement

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

______________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: November 16, 2020	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye, Chief Executive Officer (Principal Executive Officer)

By: /s/ Nancy Huber
Nancy Huber, Chief Financial Officer
(Principal Financial and Accounting Officer)

