Form 10-K
period 2020-12-31
Medicine Man Technologies, Inc.
filed 2021-03-31
CIK 1622879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-55450

MEDICINE MAN TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-5289499
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity (common stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2020 was approximately $56.2 million based upon the closing sale price of the Common Stock on OTC Markets, Inc. on that date.

The number of shares outstanding of the Registrant’s $0.001 par value Common Stock as of the close of business on March 23, 2021 was 42,169,041.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for our 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our good faith assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intends,” “plans,” “strategy,” “prospects,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other words of similar meaning in connection with a discussion of future events or future operating or financial performance, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause actual events or our actual results, performance or achievements to be materially different from the future events, results, performance or achievements expressed or implied by any forward-looking statements. There can be no assurance that future events, results, performance or achievements will be in accordance with our expectations or that the effect of future events, results, performance or achievements will be those anticipated by us.

Factors and risks that may cause actual events, results, performance or achievements to differ from these forward-looking statements include, but are not limited to, for example:

Risks Related to Our Operations

•	our short operating history making it difficult to predict future results;
•	our history of losses in prior periods and our inability to become profitable in the future;
•	our ability to protect our proprietary rights;
•	assertions of infringements of proprietary rights by us;
•	competition resulting from Medicine Man Denver (as defined below) authorizing others to use the same proprietary processes we have a right to under the License Agreement (as defined below);
•	our ability to compete effectively;
•	current and future litigation;
•	lack of available capital to execute our growth strategy;
•	our ability to service and repay our indebtedness and risks related to default under our indebtedness;
•	conflicts of interest involving our officers or directors;
•	our executive officers devoting time to business ventures unrelated to the Company;
•	our dependence on hiring and retaining qualified management and personnel;
•	exposure to new or increased risks as a result of expansion into new jurisdictions;
•	our inability to successfully identify and consummate future acquisitions or dispositions and realize benefits therefrom;
•	costs associated with failed acquisitions and adverse effects on subsequent attempts to identify and consummate other acquisitions;
•	exposure to new or increased risks as a result of acquisitions;
•	economic conditions in the Unites States and the jurisdictions in which we operate;
•	reductions or changes in consumer spending;
•	consumer acceptance of cannabis products;
•	product liability claims from injury suffered from our products;
•	our ability to obtain and maintain required licenses;
•	our failure to maintain adequate internal controls;
•	cyber attacks, privacy breaches and other information technology risks;
•	unforeseen or catastrophic events;
•	inadequate insurance coverage to cover risk exposures;
•	the COVID-19 pandemic;
•	inaccurate assumptions or judgements used in preparing financial statements; and
•	impairment of goodwill or other intangible assets.

ii

Risks Related to Our Industry

•	the manufacturing (cultivation) and sale of cannabis is illegal under federal law;
•	our dependence on state law to conduct our business;
•	compliance with federal, state and local laws in the jurisdictions we operate;
•	uncertainty in the application of federal, state and local laws to our business;
•	future changes in federal, state and local laws and difficulty or inability to implement or comply with them;
•	unsafe concentration of heavy metals and other contaminants in our products;
•	risks related to agricultural processes;
•	our inability to source raw materials for our products;
•	uncertainty regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis;
•	uncertainty related to the regulation of vaporization products and related regulatory compliance burdens;
•	the lack of scientific studies of the long-term health effects of the use of vaporization products;
•	our ability to succeed as a relatively new player in a relative new industry;
•	negative publicity related to the cannabis industry or our brands or business;
•	our inability to deduct all of our business expenses;
•	changes in tax and accounting requirement and difficulty or inability to implement or comply with them;
•	opposition to the cannabis industry from other industries;
•	our ability to comply with laws regulating money laundering, record keeping and proceeds of crimes; and
•	our inability to protect our intellectual property or seek bankruptcy protection as a result of being in the cannabis industry.

Risks Related to Our Common Stock and Preferred Stock

•	dilution as a result of future issuance of shares of Common Stock and other securities;
•	the low trading volume of our Common Stock and potential future lack of a trading market for our Common Stock;
•	fluctuation in and volatility of the market price of our Common Stock;
•	limits of a stockholders’ ability to buy and sell Common Stock as a result of Financial Industry Regulatory Authority (“FINRA”) sales practice requirements;
•	variations in our future financial results and its impact on the market price of our Common Stock;
•	our Series A Preferred Stock, par value $0.001 per share (the “Preferred Stock”), our right to issue additional preferred stock, our classified Board of Directors and provisions of our Articles of Incorporation and Bylaws (as defined below) may delay or prevent a take-over that may not be in the best interests of our stockholders;
•	the significant influence our management and principal stockholders have on matters requiring a stockholder vote;
•	strains on our resources, diversion of management’s attention and our ability to attract and retain executive management and qualified board members as a result of being a public company;
•	the possibility that our Common stock and other securities are less attractive to investors as a result of being a “smaller reporting company;”
•	our lack of experience operating as a public reporting company;
•	our history of not paying dividend and not expecting to pay any dividends on our Common Stock for the foreseeable future;
•	decreases in the value of the Preferred Stock as a result of a decrease in the value of our Common stock;

We discuss these risks and factors that could cause actual events, results, performance or achievements to differ materially from our expectations in more detail under “Item 1. Business”, “Item 1A. Risk Factors”, “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Operations”.

iii

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

All forward-looking statements speak only as of the date of this Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. Stockholders and potential investors should not place undue reliance on these forward-looking statements.

iv

PART I

ITEM 1. BUSINESS.

History

Medicine Man Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in Nevada on March 20, 2014. On May 1, 2014, we entered into a non-exclusive Technology License Agreement with Futurevision, Inc., f/k/a Medicine Man Production Corp., dba Medicine Man Denver (“Medicine Man Denver”) pursuant to which Medicine Man Denver granted us a license to use all of the proprietary processes that they had developed, implemented and practiced at their cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) (the “License Agreement”) for 10 years.

In 2017, the Company acquired additional cultivation intellectual property through the acquisition of Success Nutrients™ and Pono Publications, including the rights to the book titled “Three A Light” and its associated cultivation techniques, which have been part of the Company’s products and services offerings since the acquisition. The Company acquired Two J’s LLC d/b/a The Big Tomato (“Big T or The Big Tomato”) in 2018, which operates a retail location in Aurora, Colorado. It has been a leading supplier of hydroponics and indoor gardening supplies in the metro Denver area since May 2001. The Company was focused on cannabis dispensary and cultivation consulting and providing equipment and nutrients to cannabis cultivators until its first plant touching acquisition in April of 2020. In 2019, due to the changes in Colorado law permitting non-Colorado resident and publicly traded investment into “plant-touching” cannabis companies, the Company made a strategic decision to move toward direct plant-touching operations. The Company developed a plan to roll up a number of direct plant-touching dispensaries, manufacturing facilities, and cannabis cultivations with a target to be one of the largest seed to sale cannabis businesses in Colorado. In April 2020, the Company acquired its first plant-touching business, Mesa Organics Ltd. (“Mesa Organics”), which consists of four dispensaries and one manufacturing infused products facility (“MIP”), d/b/a Purplebee’s.

On April 20, 2020, the Company rebranded and conducts its business under the trade name, Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol SHWZ.

On December 17, 2020, the Company closed on the acquisition of (i) Starbuds Pueblo LLC; and (ii) Starbuds Alameda LLC. On December 18, 2020, the Company closed on the acquisition of (i) Starbuds Commerce City LLC; (ii) Lucky Ticket LLC; (iii) Starbuds Niwot LLC; and (iv) LM MJC LLC under the applicable APAs.

On February 4, 2021, the Company acquired the assets of Colorado Health Consultants LLC and Mountain View 44th LLC under the applicable APAs.

On March 2, 2021, the Company acquired the assets of (i) Starbuds Aurora LLC, (ii) SB Arapahoe LLC, (iii) Citi-Med LLC, (iv) Starbuds Louisville LLC and (v) KEW LLC under the applicable APAs.

From December 2020 through March 2021 the Company completed a private placement of Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) for aggregate gross proceeds of $57.7 million dollars. In the private placement, the Company issued and sold an aggregate of 57,700 shares of Preferred Stock at a price of $1,000 per share under securities purchase agreement with Dye Capital and CRW managed funds as well as subscription agreements with unaffiliated investors. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of the Company’s Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances.

In addition, on December 16, 2020, the Company issued and sold a Convertible Promissory Note and Security Agreement in the original principal amount of $5,000,000 to Dye Capital & Company, LLC. On February 26, 2021, Dye Capital & Company, LLC converted all outstanding amounts under the note into 5,060 shares of Preferred Stock.

The Company is focused on growing through internal growth, acquisition, and new licenses in the Colorado cannabis market. The Company is focused on building the premier vertically integrated cannabis company in Colorado. The company's leadership team has deep expertise in mainstream consumer packaged goods, retail, and product development at Fortune 500 companies as well as in the cannabis sector. The Company has a high-performance culture and a focus on analytical decision making, supported by data. Customer-centric thinking inspires the Company’s strategy and provides the foundation for the Company’s operational playbooks.

OUR CURRENT BUSINESS GROUPINGS

GROUP 1 – Products – This group currently includes our Success Nutrient, Big Tomato, Purplebee’s, and Retail dispensaries.

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

The Big Tomato Hydroponics Retail

Two JS LLC, dba The Big Tomato operates a retail location in Aurora, Colorado. It has been a leading supplier of hydroponics and indoor gardening supplies in the metro Denver area since May 2001. It has established a reputation as a store that is fully stocked, has great pricing, and has a very knowledgeable staff. It has continued to provide thousands of indoor gardeners and commercial growers with top quality hydroponic supplies at the best prices. The store maintains an extremely large inventory of hydroponic and gardening supplies. The Big Tomato’s website, TheBigTomato.com was created for the discriminating indoor gardener who is looking for reliable gardening help and customer service while at the same time enjoying great savings on the products they want to purchase. The website is supported by the Company’s brick-and-mortar store located in Aurora, Colorado. Every sales staff member is an experienced grower that is trained to service customers and answer any questions. Products include indoor gardening products, grow boxes, grow lights, hydroponic systems, ballasts, bulbs, nutrients and additives, and other high-end hydroponic items.

Purplebee’s

Purplebee’s is our pure CO2 and ethanol extraction and manufacturing facility in Pueblo, Colorado. It produces cannabis products used in some of the leading edible products across the state. Purplebee’s also produces high-quality vape cartridges and syringes. The Company purchases cannabis biomass, and trim from a large variety of cultivators in Colorado.

Dispensaries

As of the end of 2020, the Company had ten retail cannabis dispensaries under two banner names, Mesa Organics and Star Buds, in the greater Denver area and southeastern Colorado. As of March 3, 2021, the Company had 17 retail cannabis dispensaries. Our dispensaries sell a wide variety of cannabis products directly to tens of thousands of consumers. These products include loose flower, concentrates, edibles, pre-rolls, topicals, and other associated cannabis products produced by a large variety of cannabis vendors in the state.

GROUP 2 –Consulting and Licensing Services

In prior years, we generated revenues from our consulting activities as well as seminars we conducted for prospective clients interested in entering the cannabis industry. During 2016, we began to limit these seminars and devote our resources to what we consider to be higher upside activities, including private consultation services and related matters. We expect these services to augment our existing seminar offerings and over time replace most of our local seminar offerings. The company offers private consulting services, seminars on various cannabis topics, facility design, and new state licensing application support. The Company reserves the right to modify, offer new, delete, or otherwise change any of the elements without further notice.

GROUP 3 – Corporate Infrastructure and Other

This area represents the new resources that have been added to the company in anticipation of various acquisition transactions and corporate related costs, as well as any revenues from non-traditional sources.

MARKETING

We conduct our marketing efforts through web presence, loyalty programs, and promotions.

We are members of various industry groups and attend industry-based conferences which are helpful to advancing our brand and skill sets. We have also created a database of marketing collateral materials and resources. We will continue to market our licensing and related services through direct referrals from satisfied licensees or past clients, various web presence advertising options utilizing specific industry related web sites and Google ad words and additional measures we may choose to deploy from time to time. We also continue to coalesce interest and a presence within the industry through participation in various events and through direct promotion.

We continue to enhance our web presence (http://www.schwazze.com), including providing updates to our home page, and links to our SEC reports (through OTC Markets, Inc.) and industry partners.

In our retail spaces we promote products through our loyalty program and through product promotions.

GOVERNMENT REGULATIONS

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently directly involved, through our subsidiaries, in the cannabis industry. The Company is directly engaged in the manufacture, possession, sale, and distribution of cannabis in the adult-use cannabis marketplace in the State of Colorado.

The United States federal government regulates drugs in large part through the Controlled Substances Act, or CSA. Marijuana, which is a form of cannabis, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse; no currently accepted medical use in treatment in the United States; and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% is marijuana. Cannabis with a THC content below 0.3% is classified as hemp.

The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical and recreational uses for marijuana by physicians, researchers, patients, and consumers. Moreover, as of February 4, 2021 and despite the clear conflict with U.S. federal law, at least 36 states and the District of Columbia have legalized marijuana for medical use, although Mississippi’s medical cannabis legalization measure is under challenge. Fifteen of those states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes, although South Dakota’s adult-use measure is subject to potential challenge. In November 2020, voters in Arizona, Montana, New Jersey, and South Dakota voted by referendum to legalize marijuana for adult use, and voters in Mississippi and South Dakota voted to legalized marijuana for medical use.

Unlike in Canada, which uniformly regulates the cultivation, distribution, sale, and possession of marijuana at the federal level under the Cannabis Act (Canada), marijuana is largely regulated at the state level in the United States. State laws regulating marijuana are in conflict with the CSA, which makes marijuana use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use marijuana production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia is illegal. Although our activities are compliant with the applicable state and local laws in Colorado, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law nor provide a defense to any federal criminal action that may be brought against us. In 2013, as more and more states began to legalize medical and/or adult-use marijuana, the federal government attempted to provide clarity on the incongruity between federal law and these state-legal regulatory frameworks.

Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of Department of Justice memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013, which we refer to as the Cole Memorandum. The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states and quickly set a standard for marijuana-related businesses to comply with. The Cole Memorandum put forth eight prosecution priorities:

1. Preventing the distribution of marijuana to minors;

2. Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;

3. Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

4. Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

5. Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

6. Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

7. Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

8. Preventing marijuana possession or use on federal property.

On January 4, 2018, former U.S. Attorney General Sessions rescinded the Cole Memorandum by issuing a new memorandum to all United States Attorneys, which we refer to as the Sessions Memo. Rather than establishing national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo simply rescinded the Cole Memorandum and instructed that “[i]n deciding which marijuana activities to prosecute... with the [DOJ’s] finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.”

On January 21, 2021, Joseph R. Biden, Jr. was sworn in as President of the United States. President Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Attorney General Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a useful use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole memorandum, enforcement priorities are determined by respective United States Attorneys.

As an industry best practice, despite the rescission of the Cole Memorandum, we abide by the following standard operating policies and procedures, which are designed to ensure compliance with the guidance provided by the Cole Memorandum:

1. Continuously monitor our operations for compliance with all licensing requirements as established by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions;

2. Ensure that our cannabis related activities adhere to the scope of the licensing obtained;

3. Implement policies and procedures to prevent the distribution of our cannabis products to minors;

4. Implement policies and procedures in place to avoid the distribution of the proceeds from our operations to criminal enterprises, gangs or cartels;

5. Implement an inventory tracking system and necessary procedures to reliably track inventory and prevent the diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law, or across any state lines in general;

6. Monitor the operations at our facilities so that our state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs or engaging in any other illegal activity; and

7. Implement quality controls so that our products comply with applicable regulations and contain necessary disclaimers about the contents of the products to avoid adverse public health consequences from cannabis use and discourage impaired driving.

In order to participate in either the medical or recreational sides of the marijuana industry in Colorado and elsewhere, all businesses and employees must obtain badges and licenses from the state and, for businesses, local jurisdictions. Colorado issues six types of business licenses including cultivation, manufacturing, dispensing, transport, research license and testing. In addition, all owners and employees must obtain an occupational license to be permitted to own or work in a facility. All applicants for licenses undergo a background investigation, including a criminal record check for all owners and employees.

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

Laws and regulations affecting the adult-use marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state, and federal adult-use marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

EMPLOYEES

As of the date of this Report, we employ 244 full time and 27 part time employees and several specialty contractors providing support for various elements including retail sales in cannabis dispensaries, wholesale sales for our cannabis and non-cannabis products, manufacturing, cultivation, and general corporate.

None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our employees to be good.

COMPETITION

As we have expanded our business to cannabis cultivation, manufacturing and retail the number of competitors has increase. There are many competitors in each of these areas in Colorado and throughout the United States. We currently operate in Colorado. At the beginning of 2020 there were 572 retail dispensaries and 438 licensed medical marijuana stores in Colorado.

The Company and its subsidiaries will compete with a variety of different operators across the states in which it will operate. In the majority of such states, there are specific license caps that create high barriers to entry. However, in some markets, such as Colorado, there are few caps on licenses creating a more open marketplace. Our most direct competitors within Colorado include a number of operators such as The Green Solution ("TGS"), Native Roots, Green Dragon and LiveWell. The Company also views operators that have vertical operations outside of Colorado as potential strategic competitors related to our growth strategy, including Green Thumb Industries, Inc., iAnthus Capital Holdings, Inc., Acreage Holdings, Inc., and Curaleaf Holdings, Inc. Like the Company, these companies can realize centralized synergies to produce higher margins. In addition to operators, we also have a number of manufacturing competitors, including Columbia Care Inc., Craft Concentrates, WHT LBL Cannabis, Colorado Cannabis Company, and Spherex Inc.

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

TRADEMARKS - TRADENAMES

We rely upon our various trademarks, trade names and intellectual property and will, in the future and as appropriate, develop such elements as we may determine valuable to our business. We also acknowledge that certain protections normally available to us related to design or other utility patents in the cannabis industry would not currently be enforceable under federal law. We attempt to protect our intellectual property via the deployment of non-disclosure agreements with both prospects and licensees. There are no assurances that these non-disclosure agreements will prevent a third party from infringing upon our rights.

The Company utilizes a combination of copyright, trade secret laws and confidentiality agreements to protect its proprietary intellectual property. We intend to aggressively register for patent protection if and when the federal government eliminates the cannabis prohibition. Intellectual property counsel has advised that any effort to register a patent relating to the cultivation of marijuana would currently be unsuccessful. (See Item 3).

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

As of February 4, 2021 at least 36 states and the District of Columbia have legalized marijuana for medical use, although Mississippi’s medical cannabis legalization measure is under challenge. Fifteen of those states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes, although South Dakota’s adult-use measure is subject to potential challenge. In November 2020, voters in Arizona, Montana, New Jersey, and South Dakota voted by referendum to legalize marijuana for adult use, and voters in Mississippi and South Dakota voted to legalized marijuana for medical use.

While there have been many observations and prognostications relative to the recent elections, there has been no specific laws passed by the federal government to change the federal prohibition of marijuana.

Colorado has continued to set new sales growth-related records, generating about $2.22 billion in gross sales in FY 2020; up from the $1.79 billion recorded in FY 2019 noting many of those sales were related to adult use and the robust tourist industry. It is noteworthy that these record sales occurred in a marketplace during lower tourism and COVID-19.

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

Our Website

Our principal executive offices are located at 4880 Havana St. Suite 201, Denver, CO 80239 and the Company’s telephone number is 303-371-0387. Our website address is www.schwazze.com. Information found on our website or any other website referenced in this Report is not incorporated into this Report and does not constitute a part of this Report. Website addresses referenced in this Report are intended to be inactive textual reference only and not active hyperlinks to the referenced websites. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

There are a number of risk factors affecting the Company, its business and holders of Common Stock or Preferred Stock. The risks and uncertainties described herein are not the only ones the Company faces. Additional risks and uncertainties, including those that the Company does not know about now or that it currently deems immaterial, may also adversely affect the Company’s business. If any of the following risks actually occur, the Company’s business may be harmed and its financial condition and results of operations may suffer significantly.

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

If we do not manage these risks successfully, our business and financial performance will be adversely affected. Our long-term results of operations are difficult to predict and depend on the commercial success of our products, services and clients, the continued growth of the cannabis industry generally (and public acceptance of cannabis-related products) and the regulatory environment within which the cannabis industry operates. If the legalized cannabis marketplace does not continue to grow because the public does not increasingly accept cannabis-related products or government regulators adopt laws, rules or regulations that terminate or diminish the ability for commercial businesses to develop, market and sell cannabis-related products, our business and financial performance would be materially adversely affected. Additionally, even if the cannabis marketplace continues to grow rapidly, and government regulation allows for the free-market development of this industry, products and services competitive with those offered by us may enjoy better market acceptance. The legalized cannabis industry may not continue to grow and the regulatory environment may not remain favorable to participants in the industry. More generally, our products and services may not experience growing market acceptance, which would adversely impact our ability to grow revenue.

We have incurred significant losses in prior periods and there is no assurance we can generate profits; future losses could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow.

We have incurred significant losses in prior periods. For the year ended December 31, 2020, we incurred a net loss of approximately $19.4 million and, as of that date, we had an accumulated deficit of approximately $42.3 million. We cannot make any assurances that we will generate profits in any particular year or at all in the future. Our ability to generate profits will depend on a number of factors and is subject to risks, many of which are beyond our control. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

We are dependent on enforcement of proprietary rights.

When entering into confidentially agreements with our employees, consultants, and corporate clients, we take what we believe are commercially reasonable steps to control access to and distribution of our technologies, documentation, and other proprietary information. Despite efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain, or use our products, solutions, or technologies. We cannot be certain that the steps we take will prevent misappropriation of our solutions or technologies. Further, this is particularly difficult in foreign countries where the laws or law enforcement may not protect the Company’s proprietary rights as fully as in the United States. As of the date of this report, we are shipping nutrients outside of the United States, but not conducting any operations outside of the United States or any territory thereof and have no current plans to do so except for possibly licensing or services deployment in Canada.

There can be no assurance that third parties will not assert claims of infringement against us.

Others may claim rights to the same technology or trade secrets we utilize now or may utilize in the future.

From time to time we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, patents and other intellectual property rights of third parties by us or our clients. Any such claims, or any resultant litigation, should it occur, could subject us to significant liability for damages and could result in the invalidation of our contractual proprietary rights. In addition, even if we were to win any such litigation, such litigation could be time-consuming and expensive to defend and could result in the diversion of time and attention, any of which could have a material adverse effect on our prospects, business, financial condition and results of operations. Any claims or litigation may also result in limitations on our ability to use such trademarks, patents and other intellectual property unless we enter into arrangement with such third parties, which may be unavailable on commercially reasonable terms.

Our license agreement with Medicine Man Denver is non-exclusive.

On May 1, 2014, we entered into a non-exclusive License Agreement with Medicine Man Denver pursuant to which Medicine Man Denver granted us a license to use all of the proprietary processes that it had developed, implemented and practiced at its cannabis facilities relating to the commercial cultivation, marketing and distribution of medical and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) for 10 years. Medicine Man Denver has the right in its sole discretion to authorize third parties to utilize the intellectual property rights granted to us. This may result in our competing with third parties who are offering similar consulting services to prospective clients. If this were to occur, it could have a material adverse effect on our prospects, business, financial condition, and results of operations.

Competition in our industry is intense.

The cannabis industry is highly fragmented, and we have many competitors, including many who offer similar products and services as those offered by us. There can be no guarantees that in the future, other companies will not enter the market and develop products and services that are in direct competition with us. We anticipate the presence as well as entry of other companies in this market space and acknowledge that we may not be able to establish or if established, to maintain a competitive advantage. Some of these companies may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to market opportunities. It may also allow them to devote greater resources to the marketing, promotion and sale of their products and/or services. These competitors may also adopt more aggressive pricing policies and make more attractive offers to existing and potential customers, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

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

We have limited capitalization and limited funds available for operations and we will require additional financing to successfully implement our business strategy.

Expansion of our business will require capital expenditures. Our capital requirements will depend upon numerous factors, including the size and success of our marketing and sales network and the demand for our products and services. If funds generated from our operations are insufficient to allow us to grow as we hope to do, we will need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be obtained on terms favorable to us. If adequate funds are not available, we may have to reduce or eliminate expenditures and curtail or delay our growth strategy, including the expansion of our sales and marketing capabilities, which likely would have a material adverse effect on our prospects, business, financial condition and results of operations.

If we are unable to service or repay our term loan when due, the lender may execute on the collateral; we may be unable to satisfy the closing conditions to obtain the additional advance under our term loan.

Several of our wholly owned subsidiaries are borrowers under a Loan Agreement with SHWZ Altmore, LLC, as lender, and GGG Partners LLC, as collateral agent. The loan is secured by a security interest in substantially all current and future assets of the borrowers. We guaranty the payment and performance by the borrowers when due. If the borrowers and we are unable to pay the debt service or repay the term loan when due, the lender may, among other remedies, sell the collateral and use the proceeds to satisfy amounts owed under term loan. Further, the additional $5,000,000 advance under the term lean is subject to the satisfaction of certain closing conditions, including, but not limited to, that the Company has completed the acquisition of substantially all of the assets of an identified company. There can be no assurance that the Company will be able to satisfy the closing conditions and obtain the additional $5,000,000 advance.

The seller notes associated with the purchase of the Star Buds assets by SBUD LLC are secured by a security interest in substantially all of the current and future assets of SBUD LLC. If SBUD LLC is unable to pay the debt service or repay the seller notes when due, the sellers may, among other remedies, sell the collateral and use the proceeds to satisfy amounts owed under the seller notes.

Our officers or directors may have conflicts of interest.

Some of our executive officers or directors are employed on a full-time basis by or have financial interests in other businesses. Consequently, there are potential inherent conflicts of interest in their acting as officers or directors of our Company. For example, Brian Ruden, one of our directors, is the owner Star Buds outside the state of Colorado. Where a conflict of interest may arise, our Audit Committee and/or the full Board of Directors, with advice from outside counsel, reviews such conflicts. Although we believe that our related party transaction policy is currently adequate in guarding against material conflicts of interests, we cannot give any assurance that we are able to identify all material conflicts of interest.

Some of our current officers have other interests outside of our business.

While we have employment agreements for full-time employment with our executive officers, the employment agreements do not forbid our executive officers from allocating their personal time to other ventures and commitments. If the other business affairs of our executive officers require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a material adverse effect on our prospects, business, financial condition and results of operations.

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

We may not be able to hire or retain qualified staff. If qualified and skilled staff are not attracted and retained, growth of our business may be limited. The ability to provide high quality service will depend on attracting and retaining educated staff, as well as professional experiences that is relevant to our market, including for marketing, technology, and general experience in this industry. There will be competition for personnel with these skill sets. Some technical job categories may experience severe shortages in the United States.

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

We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently carry on business. There can be no assurance that any market for our products and services will develop in any such jurisdictions. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors if we expand into new jurisdictions, including, without limitation, economic instability, new competition, and additional, new or changes in laws and regulations (including, without limitation, the possibility that we could be in violation of these laws and regulations as a result of such changes). These factors may limit our ability to successfully expand our operations in, or export our products to or provide our services in, those other jurisdictions.

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations.

A key element of our growth strategy in part involves identifying and making acquisitions of interests in, or the businesses of, suitable entities involved in the cannabis industry. Our ability to identify such potential acquisition opportunities and successfully acquire them is not guaranteed. Further, achieving the benefits of future acquisitions will depend in part on successfully identifying and capturing such opportunities in a timely and efficient manner and in structuring such arrangements to ensure a stable and growing stream of revenues.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; (vi) the loss or reduction of control over certain of our assets; (vi) the integration of new operations, services and personnel; (vii) unforeseen or hidden liabilities; (viii) the diversion of resources from our existing interests and business; (ix) potential inability to generate sufficient revenue to offset new costs; or (x) the expenses of acquisitions.

Further, there is no guarantee that acquisitions will be accretive. The existence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition could result in our incurring those liabilities. A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations. Additionally, we may issue additional equity interests in connection with such transactions, which would dilute a stockholder’s holdings in the Company.

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

The general market conditions in the United States may have a significant impact on our business.

The success of our business is affected by general economic and market conditions. We will remain susceptible to future economic recessions or downturns, and any significant adverse shift in general economic conditions, whether local, regional or national, could have a material adverse effect on our prospects, business, financial condition and results of operations. During such periods of adverse economic conditions, we may experience reduced demand for our products and services, which will result in, among other things, decreased revenues and financial losses. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets or face increased funding costs, which could make it more difficult or impossible for us to obtain additional funding if needed.

Changes in consumer spending may harm our business.

Consumer spending patterns, particularly discretionary expenditures for cannabis products, are particularly susceptible to factors beyond our control that may reduce demand for our products and our client’s products. These factors include:

•	low consumer confidence;
•	depressed housing prices;
•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business (e.g., industry conventions);
•	natural disasters, such as earthquakes, tornados, hurricanes and floods;
•	outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS), H1N1(swine) flu, Zika fever and coronavirus (e.g., COVID-19);
•	war, terrorist activities or threats and heightened travel security measures instituted in response to these events; and
•	the financial or operational conditions of the airline, automotive and other transportation-related industries and its impact on travel.

Reduced consumer spending could have a material adverse effect on our prospects, business, financial condition and results of operations.

Our success is dependent on consumer acceptance of cannabis products generally, and, specifically our products.

Our ability to generate revenue and be successful in the implementation of our business plan is significantly dependent on consumer acceptance of and demand for cannabis products generally, and, specifically, our products. Consumer acceptance will depend on several factors, including federal regulation of cannabis, availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability. If consumers do not accept cannabis products generally, or, specifically, our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced.

We are subject to risks from products liability claims.

We face an inherent risk of product liability. For example, we could be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend against product liability claims, we may incur substantial liabilities or be required to limit sales of our products. Even a successful defense of these hypothetical future cases would require significant financial and management resources. If we are unable to successfully defend these hypothetical future cases, we could face at least the following potential consequences:

•	decreased demand for our products;
•	injury to our reputation;
•	costs to defend the related litigation;
•	diversion of management’s time and our resources;
•	substantial monetary awards to users of our products;
•	product recalls or withdrawals; and
•	loss of revenue.

Our business is dependent on licensing.

Our business is dependent on us and our clients obtaining various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for us or our clients to operate their businesses will be obtained, retained or renewed. If a licensing body were to determine that we or a client of ours had violated applicable rules and regulations, there is a risk the license granted to us or a client could be revoked, which could adversely affect our operations. Further, in Colorado, licenses for cannabis operations are tied to a specific location. We lease substantially all of our locations and if we are unable to renew a lease, we would lose the license for such location. There can be no assurance that we or our existing clients will be able to retain their licenses going forward, or that new licenses will be granted to existing and new market entrants.

We cannot ensure that we will always be able to maintain adequate internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud. Although we will undertake a number of procedures and will implement a number of safeguards, in each case, in order to help ensure the reliability of our financial reports, including those imposed under U.S. securities law, we cannot be certain that such measures will ensure that we will always be able to maintain adequate internal controls over financial processes and disclosure. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our consolidated financial statements and materially adversely affect the value or trading price of our securities.

We may be subject to risks related to our information technology systems, including the risk that we may be the subject of a cyber-attack and the risk that we may be in non-compliance with applicable privacy laws.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology, or IT, services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact our reputation and have a material adverse effect on our prospects, business, financial condition and results of operations.

We collect and store personal information about our consumers and are responsible for protecting that information from privacy breaches. Some of our consumers purchase our product for medical use. There are a number of laws protecting the confidentiality of certain patient health information and other personal information, including patient records, and restricting the use and disclosure of that protected information. In particular, in the U.S., the Privacy Act of 1974 (the “Privacy Act’), the Gramm-Leach-Bliley Act (the “GLBA”), the Health Insurance Portability and Accountability Act (“HIPAA”), and the Children’s Online Privacy Protection Act (“COPPA” and together with the Privacy Act, the GLBA, HIPAA, and COPPA the “U.S. Privacy Regulations”), the European Union’s General Data Protection Regulation (“GDPR”), the privacy rules under Canada’s Personal Information Protection and Electronics Documents Act (the “PIPEDA”), and similar laws in other jurisdictions, protect medical records and other personal health information by limiting their use and disclosure to the minimum level reasonably necessary to accomplish the intended purpose. A privacy breach may occur through a procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated through employee collusion or negligence or through deliberate cyber-attack. Moreover, if we are found to be in violation of the U.S. Privacy Regulations, the GDPR, the PIPEDA, or other laws, including as a result of data theft and privacy breaches, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities and harm our reputation.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security resources to protect our data security and information technology systems, such measures may not prevent such events. Significant disruption to our information technology system or breaches of data security could have a material adverse effect on our prospects, business, financial condition and results of operations.

We may incur losses as a result of unforeseen or catastrophic events.

The occurrence of unforeseen or catastrophic events such as terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, emergence or continuation of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency), could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our business. Our industry is new and our business is novel, and there is no precedent to indicate how our industry, or the Company, would be impacted by such an event.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products and services we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. In particular, we may have difficulty obtaining insurance because we operate in the cannabis industry because, compared to non-cannabis industries, (i) there are only a limited number of insurers willing to insure companies involved in the cannabis industry, (ii) there are fewer insurance products available to companies involved in the cannabis industry, (iii) insurance coverage generally is more expensive for companies involved in the cannabis industry, and (iv) available insurers and insurance products as well as price change frequently. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our prospects, business, financial condition and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

The COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

The global outbreak of the novel strain of the coronavirus known as COVID-19 has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally, resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments or their impact on our financial results and condition. Thus far, the COVID-19 pandemic has not had a material adverse effect on our business, financial condition and results of operations.

Nonetheless, our business could be materially and adversely affected by the risks, or the public perception of the risks, related to the continuing COVID-19 pandemic. The risk of a pandemic, or public perception of such a risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our products. These risks could also adversely affect our customers' financial condition, resulting in reduced spending for the products we sell. Moreover, any epidemic, pandemic, outbreak or other public health crisis, including COVID-19, could cause our employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations if employees who cannot perform their responsibilities from home are not able to report to work. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our stores or other facilities. Although our dispensaries have been considered essential services and therefore have been allowed to remain operational, our adult-use operations may not be allowed to remain open during the COVID-19 pandemic.

The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent its further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, growth strategies and results of operations.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. Any potential litigation related to the estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.

Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.

As of December 31, 2020, we have goodwill of approximately $53,000,000 and other intangible assets of approximately $3,100,000, which represents approximately 79% of our total assets as of that date. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

Risks Related to Our Industry

Cannabis remains illegal under federal law.

Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and recreational adult cannabis use are in conflict with the federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use.

A prior U.S. administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum which Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013 that outlined certain priorities for the Department of Justice (“DOJ”) relating to the prosecution of cannabis offenses. The Cole Memorandum provided that enforcing federal cannabis laws and regulations in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis conduct in compliance with those laws and regulations was not a priority for the DOJ. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. On January 4, 2018, U.S. Attorney General Jeff Sessions formally issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to cannabis activities. There can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. Jeff Sessions resigned as U.S. Attorney General on November 7, 2018. On February 14, 2019, William Barr was confirmed as U.S. Attorney General. It is unclear what impact this development will have on federal government enforcement policy. The uncertainty of federal enforcement practices going forward and the inconsistency between federal and state laws and regulations presents major risks for our business and operations. Any such change in the federal government’s enforcement of federal laws could cause significant financial damage to us and our stockholders.

Under federal law, and more specifically the federal Controlled Substances Act, the possession, use, cultivation and transfer of cannabis is illegal. It is also federally illegal to advertise the sale of cannabis, or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. Our business involves the cultivation, production and sale of cannabis and cannabis products, and, therefore, violates federal law. Further, we provide services to customers that are engaged in the business of possession, use, cultivation and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited to, a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

If the Federal Government were to change its enforcement practices, or were to expend its resources enforcing existing federal laws on those involved in the cannabis industry, such action could have a materially adverse effect on our operations, our customers or the sales of our products up to and including a complete cessation of our business.

It is possible that additional federal or state legislation could be enacted in the future that would prohibit us or our clients from selling cannabis, and if such legislation were enacted, the demand for our products and services, and those of our clients, likely would decrease, causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our products and services, which would be detrimental to us. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Our business is dependent on state laws pertaining to the cannabis industry.

The federal Controlled Substances Act classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use. While there appears to be ample public support for favorable legislative action to legalize cannabis use and possession, numerous factors may impact or negatively affect the legislative process(s) within the various states we have business interests in. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business up to possibly causing us to discontinue operations as a whole.

The voters or legislatures of states in which cannabis has already been legalized could potentially repeal applicable laws which permit the operation of both medical and retail cannabis businesses. These actions might force businesses, including our own and those of our clients, to cease operations in one or more states entirely.

We are required to comply concurrently with federal, state and local laws in each jurisdiction where we operate or to which we export our products.

Various federal, state and local laws, regulations and guidelines govern our business in the jurisdictions in which we operate or propose to operate, or to which we export or propose to export our products, including laws and regulations relating to health and safety, conduct of operations and the production, management, transportation, storage and disposal of our products and of certain material used in our operations. Compliance with each set of these laws, regulations and guidelines requires concurrent compliance with other complex federal, state and local laws, regulations and guidelines. These laws, regulations and guidelines change frequently and may be difficult to interpret and apply. Compliance with these laws, regulations and guidelines requires the investment of significant financial and managerial resources, and a determination that we are not in compliance with these laws, regulations and guidelines could harm our reputation and brand image and have a material adverse effect on our prospects, business, financial condition and results of operations. Moreover, it is impossible for us to predict the cost or effect of such laws, regulations or guidelines upon our future operations. Changes to these laws, regulations and guidelines could negatively affect our competitive position within our industry and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation or issue guidelines that adversely impacts our business.

Our business is subject to a variety of U.S. laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business.

We are subject to a variety of state and federal laws in the United States. In the United Stated, despite cannabis having been legalized for medical use in many states, and for adult recreational use in a number of states, cannabis meeting the definition of “marijuana” continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act. Following the passage of HB19-1090 in Colorado, we have elected to move into plant-touching operations in addition to non-plant-touching operations by acquiring several plant-touching businesses. As a public company involved in direct plant-touching activities, we may face additional scrutiny from the U.S. federal government or other regulatory agencies. Such scrutiny, and any investigation of our operations related to plant-touching activities, could have a material adverse impact on our prospects, business, financial condition and results of operations.

We are subject to risks related to unsafe concentration of heavy metals and other contaminants in our cannabis and nutrient products, and associated inconsistent treatment under state law.

Cannabis plants may absorb heavy metals and other contaminants from the soil that they grow in. Nutrient products are made from ingredients that may contain heavy metals and other contaminants. Heavy metals and contaminants are naturally found in the earth’s crust but may also be present as a result of, for example, pesticide use. Some contaminants, like heavy metals, are toxic to humans at even low concentrations. If our raw materials contain contaminants, they may transfer to our products. If the level of contaminants in our products exceeds permissible or safe levels, it may result in loss of inventory and possible harm to consumers of the products, which may expose us, among other things, to monetary losses, product liability claims and reputational risk.

In addition, state regulation of testing for, and permissible levels of, contaminants in cannabis products varies, making compliance difficult and costly.

We are subject to risks inherent in an agricultural business, including the risk of crop failure.

We work in the cannabis industry, which is an agricultural process. As such, our business is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks that might affect us or our clients.

If we are unable to source raw materials in sufficient quantities, on a timely basis, and at acceptable costs, our ability to manufacture and sell our products may be harmed.

We rely on a limited number of suppliers of our raw materials used in manufacturing our products and they are all located in Colorado. We experience recurring cycles of oversupply and undersupply, to some extent due to seasonality, and, as a result, the price and availability of raw materials fluctuate. If we are unable to maintain a reliable supply of raw materials at competitive prices, we could experience disruptions in production or an increased cost of production. Market conditions may limit our ability to raise selling prices to offset increases in our raw material costs. Any of the foregoing could have a material adverse impact on our prospects, business, financial condition and results of operations.

There is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts and our operations.

There is uncertainty regarding whether and in what circumstances federal, state, or local regulatory authorities will seek to develop and enforce regulations relative to vaporizer hardware and accessories that can be used to vaporize cannabis and/or tobacco. Further, it remains to be seen whether current or future regulations relating to tobacco vaporization products would also apply to cannabis vaporization products and related consumption accessories.

There has been increasing activity on the federal, state, and local levels with respect to scrutiny of vaporizer products. Federal, state, and local governmental bodies across the United States have indicated that vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. For example, in September 2019, the Trump Administration announced a plan to ban the sale of most flavored e-cigarettes nationwide. At the state level, over 25 states have implemented statewide regulations that prohibit vaping in public places. In January 2015, the California Department of Health declared electronic cigarettes and certain other vaporizer products a health threat that should be strictly regulated like tobacco products, and in September 2019, California’s governor issued an executive order on vaping, focused on enforcement and disclosure. Many states, provinces, and some cities have passed laws restricting the sale of electronic cigarettes and certain other tobacco vaporizer products. Some cities have also implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2018, approved a new ban on the sale of flavored tobacco products, including vaping liquids and menthol cigarettes.

The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating cannabis vaporization products or consumption accessories could limit our ability to sell such products, result in additional compliance expenses, and require us to change our labeling and methods of distribution, any of which could have a material adverse effect on our prospects, business, financial condition and results of operations.

The scientific community has not yet extensively studied the long-term health effects of the use of vaporizer products.

Cannabis vaporizers and related products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims, and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on our prospects, business, financial condition and results of operations.

The cannabis industry and market are relatively new in the United States, and this industry and market may not continue to exist or develop as anticipated or we may ultimately be unable to succeed in this industry and market.

We are operating our current business in the relatively new cannabis industry and market, and our success depends on our ability to operate our business successfully and attract and retain clients. In addition to being subject to general business risks applicable to a business involving an agricultural product and a regulated consumer product, we need to continue to build brand awareness of our brand in the cannabis industry and make significant investments in our business strategy and production capacity. These investments include introducing new products and services into the markets in which we operate, adopting quality assurance protocols and procedures and undertaking regulatory compliance efforts. These activities may not promote our business as effectively as intended, or at all, and we expect that our competitors will undertake similar investments to compete with us for market share. Competitive conditions, consumer preferences and spending patterns in this industry and market are relatively unknown and may have unique characteristics that differ from other existing industries and markets and that may cause our efforts to further our business to be unsuccessful or to have undesired consequences. As a result, we may not be successful in our efforts to operate our business or attract and retain clients or to develop new products and services and produce and distribute these products and services to the markets in which we operate or to which we export in time to be effectively commercialized, or these activities may require significantly more resources than we currently anticipate in order to be successful.

We, or the cannabis industry more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception.

We believe that the cannabis industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis distributed to consumers. The perception of the cannabis industry and cannabis products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in the United States and in other countries relating to the consumption of cannabis products, including unexpected safety or efficacy concerns arising with respect to cannabis products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular cannabis product or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for our cannabis products or those of our clients, which would affect our business. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed.

Certain events or developments in the cannabis industry more generally may impact our reputation.

Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. As we and our clients are producers and distributors of cannabis, which is a controlled substance in the United States that has previously been commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish and discuss user generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the cannabis industry in general, whether true or not. We do not ultimately have direct control over how we or the cannabis industry is perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize on our growth prospects.

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

The cannabis industry could face strong opposition from other industries.

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational cannabis as an alternative to alcohol and medical cannabis as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with vast economic and federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would not be beneficial to the cannabis industry could have a detrimental impact on our business or our clients’ business and, in turn, on our operations.

Businesses involved in the cannabis industry, and investments in such businesses, are subject to a variety of laws and regulations related to money laundering, financial recordkeeping and proceeds of crimes.

Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by the USA Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) of the Treasury Department issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis-related businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis-related businesses without risking prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis-related violations of the federal Controlled Substances Act and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous. The FinCEN Memo currently remains in place, but it is unclear at this time whether the current administration will continue to follow the guidelines of the FinCEN Memo. Such requirements could negatively affect our ability and the ability of our clients to establish and maintain banking connections.

We may be unable to protect our intellectual property rights.

Because the manufacture (cultivation), sale, possession and use of cannabis is illegal under federal law, cannabis-related businesses may have restricted intellectual property rights particularly with respect to obtaining trademarks and enforcing patents. If we are unable to register, or maintain, our trademarks or file for or enforce patents on any of our inventions, such an inability could materially affect our ability to protect our name and proprietary technologies. In addition, cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Our intellectual property rights could be impaired as a result of our cannabis-related business, and we could be named as a defendant in an action asserting a RICO violation.

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

Risks Related to our Common Stock and Preferred Stock

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing securities that would dilute your ownership.

We may raise additional capital in the future. Such capital raising transactions may take the form of equity issuances, debt raising, or a combination thereof. If we issues any shares of Common Stock or securities convertible into or exercisable for shares of Common Stock in connection with any capital raising transaction, our existing stockholders will experience immediate dilution upon such issuance or upon the future conversion or exercise of such securities.

Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of Common Stock. Any additional financing that we secure, may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our Common Stock. Any issuances by us of equity securities may be at or below the prevailing market price of our Common Stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of Common Stock. We cannot be certain how the repayment of those obligations will be funded and we may issue further equity or debt in order to raise funds to repay such obligations, including funding that may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of holders of our Common Stock. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our Common Stock, it may negatively impact the trading price of our shares of Common Stock, and you may lose all or part of your investment.

There is no assurance that there will continue to be an active trading market for our Common Stock.

Our Common Stock is quoted on the OTCQX operated by the OTC Markets Group. There is no assurance that a market for our Common Stock will continue. In the absence of a public trading market, or sufficient trading volume in the public market, an investor may be unable to liquidate its investment in our Company.

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

We expect that the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	competitive pricing pressures;
•	our ability to market our products and services on a cost-effective and timely basis;
•	our inability to obtain working capital financing, if needed;
•	changing conditions in the market;
•	changes in market valuations of similar companies;
•	stock market price and volume fluctuations generally;
•	regulatory developments;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	future sales of our Common Stock or other securities; and
•	future issuances of shares of Common Stock upon exercise or conversion of shares of Preferred Stock, warrants, options or other securities.

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

While there is a market for our Common Stock, our price volatility in the future will be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our Common Stock is, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could decline precipitously in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Before recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress the price per share of Common Stock.

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

Our Preferred Stock, our right to issue additional preferred stock, our classified Board of Directors and provisions of our Articles of Incorporation and Bylaws (as defined below) may delay or prevent a take-over that may not be in the best interests of our stockholders.

Our Preferred Stock and provisions of our Articles of Incorporation and Amended and Restated Bylaws (the “Bylaws”) may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.

The existence and terms of our Preferred Stock, such as the ability of a majority of the holders of the Preferred Stock to require payment of a liquidation preference upon a change of control or the ability to convert into Common Stock and the resulting changes in ownership interests of the Company, may prevent or impede a change of control transaction for the Company that could otherwise be in the best interests of the Company or its stockholders. Further, holders of Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Preferred Stock held are convertible as of the record date for determining stockholders entitled to vote on any matter presented to the Company’s stockholders for their action or consideration at any meeting (or by written consent in lieu of meeting), voting together with the holder of Common Stock as a single class. As of March 24, 2021, holders of our Preferred stock control approximately 67% of the voting power of our capital stock, based on the number of outstanding shares of Common Stock and Preferred Stock as of such date. Therefore, holders of Preferred Stock have the ability to significantly influence the outcome on all matters requiring approval of our stockholders, including the election of directors and approval of a change of control transaction for the Company.

Further, our authorized capital consists of 250,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.001 per share. Our Board of Directors, without further vote by the stockholders, has the authority to issue shares of preferred stock and to determine the rights and preferences, price and restrictions, including but not limited to voting and dividend rights, of any such shares of preferred stock. The rights of the holders of Common Stock or Preferred Stock may be affected by the rights of holders of preferred stock that our Board of Directors may issue in the future.

In addition, we have a “classified” Board of Directors, which means that one-half of our directors are eligible for election each year. Therefore, if stockholders desire to change the composition of the Board of Directors, it may take at least two years to remove a majority of the existing directors or to change all directors. Having a classified Board of Directors may also, among other things, delay mergers, tender offers or other possible transactions that may be favored by some or a majority of stockholders, and may delay or frustrate stockholder action to change the then-current Board of Directors and management.

Our management and principal stockholders could significantly influence or control matters requiring a stockholder vote and other stockholders may not have the ability to influence corporate transactions.

Currently, our management and principal stockholders beneficially own a significant amount of our outstanding Common Stock and Preferred Stock. As a result, our management and such principal stockholders have the ability to significantly influence the outcome on all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. As of March 24, 2021, our management and holders of our Preferred stock control approximately 67% of the voting power of our capital stock, based on the number of outstanding shares of Common Stock and Preferred Stock as of such date. Therefore, holders of Preferred Stock have the ability to significantly influence the outcome on all matters requiring approval of our stockholders, including the election of directors and approval of a change of control transaction for the Company.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We are classified as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock and other securities less attractive to investors.

As a reporting company under the Exchange Act, we are classified as an “smaller reporting company,” as defined in Item 10 of Regulation S-K, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Common Stock and other securities less attractive because we may rely on these exemptions. If some investors find our Common Stock or other securities less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

Our Common Stock price may be depressed due to Preferred Stock.

The value of the Preferred Stock may have only a low correlation, and may have no correlation, with the trading price of our Common Stock. Nevertheless, decreases in the trading price of our Common Stock, which could occur as the result of developments in our business or from future sales of securities by us or by holders of our securities or for other reasons, may cause the value of the Preferred Stock to decline. For example, In the future, we may sell or issue shares of our Common Stock or other securities to raise capital, to acquire interests in other companies or to future lenders. Also, the existence of the Preferred Stock may encourage short selling by market participants because the conversion of the Preferred Stock could depress the price of our Common Stock.

The Preferred Stock ranks senior to our Common Stock but junior to all of our existing and future liabilities in the event of a liquidation, winding up or dissolution of our business.

In the event of our liquidation, winding up or dissolution, our assets would be available to make payments to holders of the Preferred Stock only after all of our liabilities have been paid. In addition, the Preferred Stock ranks structurally senior to our Common Stock, but junior to all of our existing and future liabilities and those of our subsidiaries, such as our term loan, as well as the capital stock of our subsidiaries held by third parties and employees holding shares of any other direct or indirect subsidiary of ours, whether now existing or created in the future, which issues shares or other equity interests to employees. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay any amounts to the holders of the Preferred Stock then outstanding. Any liquidation, winding up or dissolution of the Company or of any of our wholly or partially owned subsidiaries could have a material adverse effect on holders of the Preferred Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Business	Location	Segment	Square Footage	Monthly Rent	Expiration Date
Medicine Man Technologies Schwazze	4880 Havana Street, Denver, Colorado	Consulting and Licensing Services Corporate Infrastructure and Other	12,097	January 1, 2020 to February 29, 2020 = $14,500 March 1, 2020 = $17,137	Three month rolling periods effective March 1, 2020
The Big Tomato	695 Billings Street, Aurora, Colorado	Products	12,800	January 1, 2020 to June 30, 2020 = $9,560 July 1, 2020 = $6,872	June 30, 2023
Purplebee’s	30899 Hwy 50 East, Pueblo, Colorado	Products	Buildings A, B, C, and D 0.5 acres of land	$17,250 $250	April 19, 2025
Mesa Organics Pueblo	30899 Hwy 50 East, Pueblo, Colorado	Products	2,200	$2,250	April 19, 2025
Mesa Organics Ordway	611 E. 6th Street, Ordway, Colorado	Products	1,584	$3,500	April 19, 2025
Mesa Organics Rocky Ford	1315 Elm Avenue, Rocky Ford, Colorado	Products	1,512	$3,500	April 19, 2025
Mesa Organics Las Animas	420 Bent Avenue, Las Animas, Colorado	Products	Land and building	$3,500	April 19, 2025
Star Buds Pueblo	4305 Thatcher Ave Pueblo, Colorado	Products	Building	$3,500	January 31, 2025
Star Buds Alameda	428 McCulloch St, Pueblo, Colorado	Products	2,232	$5,000	November 30, 2023
Star Buds Commerce City	5844 Dahlia Street Commerce City, Colorado	Products	1,200	$5,000	November 30, 2023
Star Buds Lucky Ticket	1451 Cortez Street, Unit A, Denver, Colorado	Products	2,700	$6,246	May 31, 2025
Star Buds Niwot	6924 N 79th St Niwot, Colorado	Products	4,282	$6,779	November 30, 2023
Star Buds LM MJC	7521 Ute Highway, Longmont, Colorado	Products	3,506	$7,000	November 31, 2022
Star Buds Arapahoe	14655 E. Arapahoe Road, Aurora, Colorado	Products	5,300	$12,367	March 2, 2024
Star Buds Aurora	10100 Montview Blvd, Aurora, Colorado	Products	1,296	$6,250	March 2, 2024
Star Buds Citi-Med	4228 York Street, Unit 100, Denver Colorado	Products	14,381	$5,750	March 2, 2024
Star Buds Citi-Med	1640 East Evans Avenue, Denver Colorado	Products	560	$3,167	March 2, 2024
Star Buds Louisville	1156 W Dillon Rd Louisville, Colorado	Products	987	$3,300	December 31, 2022
Star Buds KEW	9000 Unit B Federal Blvd Denver, Colorado	Products	1,080	$7,500	June 12, 2027
Star Buds Colorado Health Consultants	4690 Brighton Blvd LLC Brighton, Colorado	Products	4,574	$7,250	March 2, 2024
Star Buds Mountain View 44th	5238 W 44th Ave., Denver Colorado	Products	1,860	$5,000	March 2, 2024

It is anticipated that our current leases shall be sufficient for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS.

On June 7, 2019, the Company filed a complaint against ACC Industries Inc. (“ACC”) and Building Management Company B, L.L.C., in state district court located in Clark County, Nevada, alleging, amongst other causes of action, breach of contract, conversion, and unjust enrichment and seeking general, special and punitive damages in the amount of $3,876,850. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020 ACC filed a counterclaim alleging breach of contract, which the Company believes is without merit. The Company discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration should be brought in as a party to the arbitration. Based upon the new facts, the Company filed a motion to amend the complaint to add new claims and the related entity as a party. On September 1, 2020, the court ruled in favor of the Company and permitted the Company to amend the complaint to add the related entity. On September 1, 2020, the Company filed an amended complaint naming the related entity a party and added intentional misrepresentation, fraudulent inducement, civil conspiracy, aiding and abetting, successor liability and fraudulent concealment claims. The Company began arbitration proceedings on November 2, 2020. The Company completed arbitration in February 2021 and expects a decision in early April 2021.

On July 6, 2018, the Company filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers (“VVG”). In the complaint, the Company alleges breach by VVG of the Technologies License Agreement dated April 27, 2017 between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321. In March 2020, VVG filed its opening appeal brief. The Company’s response brief was due on May 15, 2020. After VVG filed its opening brief in March 2020, the Company filed a Motion to Strike portions of the brief and record. Because a successful ruling on the Company’s motion may strike portions of VVG’s brief or require VVG to refile it, the Company asked the court for an extension of the deadline to file the Company’s answering brief until the court renders its decision on the motion, which VVG did not oppose. The Company will have 30 days to file its answering brief once the court enters an order on the Motion to Strike or 30 days from when VVG files an amended opening brief and record. On August 27, 2020, the court ordered VVG to supplement its brief and the record. The Company filed its answering brief on October 15, 2020. On October 27, 2020, the Company, in a joint request with VVG, filed a motion to extend its time to file its answering brief. The Company filed its answering brief in January 2021. VVG’s reply brief is due on or before February 4, 2021. Once VVG’s reply brief is filed, the appeal will be fully briefed and the parties will await either a notice of oral argument or a decision on the appeal.

On March 6, 2020, the Company’s former Chief Operating Officer, Joe Puglise, issued an arbitration demand against the Company claiming breach of contract and seeking equity compensation and cash damages. The Company counterclaimed with breach of contract and breach of fiduciary duty claims for unspecified damages. The ultimate resolution of the matter could result in a Company loss of up to $3,500,000 in stock-based compensation. The parties commenced arbitration on January 25, 2021 and concluded it in March 2021.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have one class of publicly traded stock which is our Common Stock. Quotation of our Common Stock commenced on the OTCQB on or about January 25, 2016. On or about October 5, 2018, our Common Stock commenced quotation on the OTCQX. On April 20, 2020, the Company rebranded and conducts its business under the trade name, Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol SHWZ.

As of March 26, 2021, the closing bid price of our Common Stock was $2.04. Any over-the-counter market quotations for our Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

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

Holders

As of March 23, 2021, we had 215 holders of record of our Common Stock. The number of beneficial owners is substantially greater than the number of record holders because a portion of our common shares is held of record through brokerage firms in “street name.”

Stock Transfer Agent

The stock transfer agent for our securities is Globex Transfer, LLC, 780 Deltona Boulevard, Suite 202, Deltona, Florida 32725, telephone number, including area code: (813) 344-4490.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock, and the Company does not anticipate doing so in the foreseeable future. The Company currently intend to retain future earnings, if any, to operate its business and support its growth strategies. Any future determination to pay dividends on the Common Stock will be at the discretion of the Company’s Board of Directors and will depend on the Company’s financial condition, results of operations, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that the Company’s Board of Directors deems relevant. Dividends on the Preferred Stock are payable in kind in the form of an annual increase of the Preference Amount, not cash.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov, as well as on our website, www.schwazze.com.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company as defined in Rule 12b-2 promulgated under the Exchange Act, and in Item 10(f) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results Of Operations

Comparison of Results of Operations for our fiscal years ended December 31, 2020 and 2019

Revenues

Revenues for the year ended December 31, 2020 totaled $24,000,852 including (i) product sales of $22,541,806 (ii) consulting and licensing fees of $1,425,778, and (iii) other operating revenues of $33,268, compared to revenues of $12,400,955 including (i) product sales of $7,819,808, (ii) consulting and licensing fees of $4,550,106, of which includes $1,782,457 in revenue awarded in litigation, and (iii) other operating revenues of $31,041 during the year ended December 31, 2019 representing an increase of $11,599,987 or 93.54%. This increase was due to increased sale of our products as well as growth through acquisition.

Cost of Services

Cost of services for the year ended December 31, 2020 totaled $17,226,486, compared to cost of services of $7,616,221 during the year ended December 31, 2019 representing an increase of $9,610,265 or 126.18%. This increase was due to increased sales of our products as well as growth through acquisition.

Operating Expenses

Operating expenses for the year ended December 31, 2020 totaled $29,677,305, compared to operating expenses of $21,866,651 during the year ended December 31, 2019 representing an increase of $7,810,653 or 35.72%. This increase was due to increased selling, general and administrative expenses, professional service fees, salaries, benefits and related employment costs and non-cash, stock-based compensation.

Other Income (Expense), Net

Other income, net for the year ended December 31, 2020 totaled $2,587,069, compared to other expense, net of $476,756 during the year ended December 31, 2019 representing an increase of $3,063,826 or 642.64%. The increase in other income, net was due to a gain on forfeiture of contingent consideration, an unrealized gain on the change in fair value of certain derivative liabilities, offset in part by unrealized loss on investment and increased interest expense.

Net Income (Loss)

As a result, we generated a net loss for the year ended December 31, 2020 of $19,416,761 or approximately $0.47 per share, compared to net loss of $16,975,742 or $0.50 per share during the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $1,231,235.

Net cash provided by operating activities was $9,799,690 during the year ended December 31, 2020, compared to net cash used in operating activities of $7,553,965 during the year ended December 31, 2019, representing an increase of $2,245,725.

Net cash used in investing activities was $33,219,140 during the year ended December 31, 2020, compared to net cash used in investing activities of $1,116,756 during the year ended December 31, 2019, representing a decrease of $32,102,384. $6,779,307 of cash was used for the acquisition of Mesa Organics and $25,180,421 of cash was used for the acquisition of the Star Buds assets.

Net cash provided by financing activities was $31,901,882 during the year ended December 31, 2020, compared to net cash provided by financing activities of $20,202,560 during the year ended December 31, 2019, representing an increase of $7,202,437. The Company received $29,351,759 to fund the acquisition of the Star Buds assets, $13,901,759 of which was deferred cash. During the year ended December 31, 2018, the Company received proceeds of $19,600,000 from the private sale of our Common Stock and $602,500 from the exercise of Common Stock purchase warrants.

Upon successfully consummating our acquisition of the Star Buds banners, which we achieved in March 2021, and merging those operations into our own operations, we believe we will generate positive cash flow from our operations. If we are successful in achieving this objective, we do not believe we will need to raise additional capital for the ongoing operations, as we anticipate that the revenue generated from the fully integrated acquisitions will be sufficient to allow us run those businesses. However, if we do not experience a positive impact on our operations from these acquisitions, or if unforeseen developments occur that negatively impact our cash flow, we may need to raise additional capital to fund ongoing operations.

We will likely need to raise additional capital to fund our growth acquisition strategy. We may explore capital raising transactions in the form of debt, equity or both. At this time, we are unable to state how much additional capital we may need. As of the date of this Report, we have no commitment from any investor or investment-banking firm to provide us with any further funding. Further, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. Failure to obtain this additional financing may have a material negative impact on our ability growth the company at the pace we anticipate.

Critical Accounting Estimates and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies (see Note 2 of Notes to Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are revenue recognition, stock based compensation, derivative instruments, income taxes, goodwill and commitments and contingencies are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

We have three main revenue streams: (i) product sales; (ii) licensing and consulting fees; and (iii) other operating revenues from revenues from seminars, reimbursements and other miscellaneous sources.

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

Revenue from licensing and consulting services is recognized when our obligations to our client are fulfilled which is determined when milestones in the contract are achieved. Revenue from seminar fees is related to one-day seminars and is recognized as earned upon the completion of the seminar. We also recognize expense reimbursement from clients as revenue for expenses incurred during certain jobs.

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

We performed our annual fair value assessment at December 31, 2020, on our subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MEDICINE MAN TECHNOLOGIES INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Medicine Man Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medicine Man Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016

Lakewood, CO

March 31, 2021

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	December 31, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	$1,231,235	$11,853,627
Accounts receivable, net of allowance for doubtful accounts	1,270,380	313,317
Accounts receivable – related party	80,494	72,658
Inventory	2,619,145	684,940
Notes receivable - related party	181,911	767,695
Prepaid expenses	614,200	529,416
Prepaid acquisition costs	–	1,347,462
Total current assets	5,997,365	15,569,115

Non-current assets
Fixed assets, net of accumulated depreciation of $872,579 and $159,354, respectively	2,584,798	239,078
Goodwill	53,046,729	12,304,306
Intangible assets, net of accumulated amortization of $200,456 and $19,811, respectively	3,082,044	75,289
Marketable securities, net of unrealized loss of $129,992 and $1,792,569, respectively	276,782	406,774
Accounts receivable – litigation	3,063,968	3,063,968
Deferred tax assets, net	–	268,423
Notes receivable – noncurrent, net	–	241,711
Other non-current assets	51,879	–
Operating lease right of use assets	2,579,036	59,943
Total non-current assets	64,685,236	16,659,492

Total assets	$70,682,601	$32,228,607

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$3,508,479	$699,961
Accounts payable - related party	48,982	15,372
Accrued expenses	2,705,445	1,091,204
Derivative liabilities	1,047,481	3,773,382
Deferred revenue	50,000	–
Notes payable – related party	5,000,000	–
Income taxes payable	–	1,940
Total current liabilities	12,360,386	5,581,859

Long-term liabilities

Long term debt	13,901,759
Lease liabilities	2,645,597	66,803
Total long-term liabilities	16,547,356	66,803

Total liabilities	28,907,742	5,648,662

Commitments and contingencies (Note 11)	–	–

Shareholders’ equity
Preferred stock $0.001 par value. 10,000,000 authorized, 19,716 shares issued and outstanding December 31, 2020 and zero shares issued and outstanding at December 31, 2019, respectively.	20	–
Common stock $0.001 par value. 250,000,000 authorized, 42,601,773 shares issued and 42,169,041 outstanding at December 31, 2020 and 39,952,626 shares issued and 39,694,894 outstanding at December 31, 2019, respectively.	42,602	39,953
Additional paid-in capital	85,357,835	50,356,469
Accumulated deficit	(42,293,098)	(22,816,477)
Common stock held in treasury, at cost, 432,732 shares held at December 31, 2020 and 257,732 shares held at 2019, respectively	(1,332,500)	(1,000,000)
Total shareholders' equity	41,774,859	26,579,945

Total liabilities and stockholders’ equity	$70,682,601	$32,228,607

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Years Ended December 31, 2020 and 2019

Expressed in U.S. Dollars

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Operating revenues
Product sales, net	$21,371,408	$6,468,230
Product sales - related party, net	1,170,398	1,351,578
Litigation revenue	–	1,782,457
Licensing and consulting fees	1,425,778	2,767,649
Other operating revenues	33,268	31,041
Total operating revenues	24,000,852	12,400,955
Cost of goods and services
Cost of goods and services	17,226,486	7,616,221
Total cost of goods and services	17,226,486	7,616,221
Gross profit	6,774,366	4,784,734
Operating expenses
Selling, general and administrative expenses	4,523,603	2,261,317
Professional services	8,545,300	3,357,877
Salaries, benefits, and related expenses	8,377,889	3,567,535
Stock-based compensation	8,230,513	7,279,363
Derivative expense - contingent compensation	–	5,400,559
Total operating expenses	29,677,305	21,866,651
(Loss) Income from operations	(22,902,939)	(17,081,917)
Other income (expense)
Bad debt expense	–	(151,169)
Gain on forfeiture of contingent consideration	1,462,636	–
Unrealized gain on derivative liabilities	1,263,264	1,627,177
Unrealized loss on marketable securities	(129,992)	(1,792,569)
Other income (expense)	32,621	–
Interest (expense) income, net	(41,460)	(160,195)
Total other expense	2,587,069	(476,756)
(Loss) income before income taxes	(20,315,870)	(17,558,673)
Provision for income tax (benefit) expense	(899,109)	(582,931)
Net (loss) income	$(19,416,761)	$(16,975,742)

Basic (loss) earnings per common share	$(0.47)	$(0.50)
Diluted (loss) earnings per common share	$(0.47)	$(0.50)

Weighted-average number of common shares outstanding:
Basic	41,217,026	33,740,557
Diluted	41,217,026	33,740,557

Comprehensive (loss) income	$(19,416,761)	$(16,975,742)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2020 and 2019

Expressed in U.S. Dollars

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance, December 31, 2018	–	$–	27,753,310	$27,875	$22,886,624	$(5,840,735)	–	$–	$17,073,764

Net loss	–	–	–	–	–	(16,975,742)	–	–	(16,975,742)
Issuance of common stock in connection with sales made under private or public offerings	–	–	9,800,000	9,800	19,590,200	–	–	–	19,600,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	–	–	485,543	365	602,195	–	–	–	602,560
Issuance of common stock as compensation to employees, officers, directors and/or contractors	–	–	1,913,775	1,913	3,220,488	–	–	–	3,222,401
Return of common stock in lieu of collection of certain accounts receivable	–	–	–	–	–	–	257,732	(1,000,000)	(1,000,000)
Stock-based compensation expense related to stock options	–	–	–	–	4,056,962	–	–	–	4,056,962

Balance, December 31, 2019	–	$–	39,952,628	$39,953	$50,356,469	$(22,816,477)	257,732	$(1,000,000)	$26,579,945

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance at, December 31, 2019	–		39,952,628	$39,953	$50,356,469	$(22,816,477)	257,732	$(1,000,000)	$26,579,945
Net income (loss)			–	–	–	(19,416,761)	–	–	(19,416,761)
Issuance of stock as payment for acquisitions	9,266	9	2,554,750	2,555	13,435,085	–	–	–	13,437,649
Return of common stock as compensation to employees, officers and/or directors	–	–	(500,000)	(500)	–	–	–	–	(500)
Issuance of common stock as compensation to employees, officers, and/or directors	–	–	406,895	407	496,895	–	–	–	497,301
Issuance of stock in connection with sales made under private or public offerings	10,450	11	187,500	187	12,838,873	–	–	–	12,839,071
Dividends declared	–	–	–	–	–	(59,860)	–	–	(59,860)
Return of common stock	–		–	–	–	–	175,000	(332,500)	(332,500)
Stock based compensation expense related to common stock options	–		–	–	8,230,513	–	–	–	8,230,513
Balance, December 31, 2020	19,716	20	42,601,773	$42,602	85,357,835	$(42,099,098)	432,732	$(1,332,500)	$41,774,859

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020 and 2019

Expressed in U.S. Dollars

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Cash flows from operating activities of continuing operations:
Net (loss) income	$(19,416,761)	$(16,975,742)
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	476,592	61,708
Deferred taxes	268,423	(268,423)
Derivative expense	–	5,400,559
Unrealized gain on derivative liabilities	(2,725,901)	(1,627,176)
Unrealized loss on marketable securities	129,992	1,792,569
Stock-based compensation	8,230,513	7,184,363
Other	–	151,169
Changes in operating assets and liabilities:
Accounts receivable	874,616	(3,361,194)
Inventory	781,512	(195,701)
Prepaid expenses	(84,784)	(383,592)
Other assets	(51,879)	–
Operating leases right of use assets and liabilities	59,701	6,860
Accounts payable and accrued liabilities	1,610,226	1,241,626
Deferred revenue	50,000	–
Income taxes payable	(1,940)	(580,991)
Net cash used in operating activities	(9,799,690)	(7,553,965)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(33,278,462)	–
Repayment (issuance) of notes receivable	827,495	(916,518)
Purchase of fixed assets	(768,173)	(200,238)
Net cash used in investing activities	(33,219,140)	(1,116,756)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs and returns	12,625,312	19,600,000
Proceeds from issuance of notes payable, net	5,000,000	–
Proceeds from issuance of long term debt, net	13,901,759	–
Proceeds from exercise of common stock purchase warrants, net of issuance costs	374,810	602,560
Net cash provided by financing activities	31,901,882	20,202,560

Net increase in cash and cash equivalents	(11,116,948)	11,531,839
Cash and cash equivalents at beginning of period	12,348,183	321,788
Cash and cash equivalents at end of period	$1,231,235	$11,853,627

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,565	$192,107
Cash paid for income taxes	$–	$268,423

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with long term service contracts	$–	$95,000
Return of common stock	$332,500	$1,000,000

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

In 2017, the Company acquired additional cultivation intellectual property through the acquisition of Success Nutrients™ and Pono Publications, including the rights to the book titled “Three A Light” and its associated cultivation techniques, which have been part of the Company’s products and services offerings since the acquisition. The Company acquired Two J’s LLC d/b/a The Big Tomato (“Big T or The Big Tomato”) in 2018, which operates a retail location in Aurora, Colorado. It has been a leading supplier of hydroponics and indoor gardening supplies in the metro Denver area since May 2001. The Company was focused on cannabis dispensary and cultivation consulting and providing equipment and nutrients to cannabis cultivators until its first plant touching acquisition in April of 2020. In 2019, due to the changes in Colorado law permitting non-Colorado resident and publicly traded investment into “plant-touching” cannabis companies, the Company made a strategic decision to move toward direct plant-touching operations. The Company developed a plan to roll up a number of direct plant-touching dispensaries, manufacturing facilities, and cannabis cultivations with a target to be one of the largest seed to sale cannabis businesses in Colorado. In April 2020 the Company acquired its first plant-touching business, Mesa Organics, which consists of four dispensaries and one MIP, d/b/a Purplebee’s.

On April 20, 2020, the Company rebranded and conducts its business under the trade name, Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol SHWZ.

On December 17, 2020, the Company closed on the acquisition of (i) Starbuds Pueblo LLC; and (ii) Starbuds Alameda LLC. On December 18, 2020, the Company closed on the acquisition of (i) Starbuds Commerce City LLC; (ii) Lucky Ticket LLC; (iii) Starbuds Niwot LLC; and (iv) LM MJC LLC under the applicable APAs.

On February 4, 2021, the Company acquired the assets of Colorado Health Consultants LLC and Mountain View 44th LLC under the applicable APAs.

On March 2, 2021, the Company acquired the assets of (i) Starbuds Aurora LLC, (ii) SB Arapahoe LLC, (iii) Citi-Med LLC, (iv) Starbuds Louisville LLC and (v) KEW LLC under the applicable APAs.

From December 2020 through March 2021 the Company completed a private placement of Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) for aggregate gross proceeds of $57.7 million dollars. In the private placement, the Company issued and sold an aggregate of 57,700 shares of Preferred Stock at a price of $1,000 per share under securities purchase agreement with Dye Capital and CRW managed funds as well as subscription agreements with unaffiliated investors. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of the Company’s Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances.

In addition, on December 16, 2020, the Company issued and sold a Convertible Promissory Note and Security Agreement in the original principal amount of $5,000,000 to Dye Capital & Company, LLC. On February 26, 2021, Dye Capital & Company, LLC converted all outstanding amounts under the note into 5,060 shares of Preferred Stock.

The Company is focused on growing through internal growth, acquisition, and new licenses in the Colorado cannabis market. The Company is focused on building the premier vertically integrated cannabis company in Colorado. The company's leadership team has deep expertise in mainstream consumer packaged goods, retail, and product development at Fortune 500 companies as well as in the cannabis sector. The Company has a high-performance culture and a focus on analytical decision making, supported by data. Customer-centric thinking inspires the Company’s strategy and provides the foundation for the Company’s operational playbooks.

1.	Liquidity and Capital Resources

During the fiscal year ended December 31, 2020 and 2019, the Company primarily used revenues from its operations supplemented by cash to fund its operations.

Cash and cash equivalents are carried at cost or amortized cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $1,231,235 and $11,853,627 classified as cash and cash equivalents as of December 31, 2020, and December 31, 2019, respectively.

The Company maintains its cash balances with high-credit-quality financial institutions. At times, such cash may be more than the insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

The following table depicts the composition of the Company’s cash and cash equivalents as of December 31, 2020 and 2019:

	December 31, 2019	December 31, 2019

Deposits placed with banks	$1,231,235	$736,101
United States Treasury Bill	–	11,117,526
Total cash and cash equivalents	$1,231,235	$11,853,627

2.	Critical Accounting Policies and Estimates

Basis of Presentation

These accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial statements.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2020 and 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31, 2020	December 31, 2019
Level 1 – Marketable Securities Available-for-Sale – Recurring	$276,782	$406,774

Marketable Securities at Fair Value on a Recurring Basis

Certain assets are measured at fair value on a recurring basis. The Level 1 position consists of an investment in equity securities held in Canada House Wellness Group, Inc., a publicly-traded company whose securities are actively quoted on the Toronto Stock Exchange.

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to consulting revenues are recorded when a milestone is reached at a point in time resulting in funds being due for delivered services, and where payment is reasonably assured. Accounts receivable related to consulting revenues are recorded based on cultivation yields over time on harvested cannabis. Consulting revenues are generally collected from 30 to 60 days after the invoice is sent.

The following table depicts the composition of our accounts receivable as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Accounts receivable – trade	$1,315,188	$384,202
Accounts receivable – related party	80,494	72,658
Accounts receivable – litigation, non-current	3,063,968	3,063,968
Allowance for doubtful accounts	(44,808)	(70,885)
Total accounts receivable	$4,414,842	$3,449,943

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required. At December 31, 2020 and 2019, the Company recorded an allowance for doubtful accounts of $44,808 and $70,885, respectively.

Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company wrote-off $16,798 of its accounts receivable during the year ended December 31, 2020. The Company wrote-off $80,284 of its accounts receivable during the year ended December 31, 2019.

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

At December 31, 2020 and 2019, the accounts receivable for this matter totaled $2,773,321, and the related revenue recorded totaled $0 and $1,782,457 for the years ended December 31, 2020 and 2019, respectively.

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

On June 7, 2019, the Company filed a complaint against a second customer in Clark County, Nevada, for, amongst other causes of action, breach of contract. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020 ACC Industries Inc. filed a counterclaim alleging breach of contract, which the Company believes is without merit. The Company discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration should be brought in as a party to the arbitration. Based upon the new facts, the Company filed a motion to amend the complaint to add new claims and the related entity as a party. On September 1, 2020, the court ruled in favor of the Company and permitted the Company to amend the complaint to add the related entity. On September 1, 2020, the Company filed an amended complaint naming the related entity a party and added intentional misrepresentation, fraudulent inducement, civil conspiracy, aiding and abetting, successor liability and fraudulent concealment claims. The Company began arbitration proceedings on November 2, 2020. The Company completed arbitration in February 2021 and expects a decision in early April 2021. As of December 31, 2020 and 2019, the accounts receivable for this matter totaled $290,648.

Notes Receivable

On July 17, 2018, the Company entered into an intellectual property license agreement with Abba Medix Corp. (AMC), a wholly-owned subsidiary of publicly-traded Canada House Wellness Group, Inc. (CHV). The Company agreed to provide a lending facility to AMC in CAD$125,000 increments of up to CAD$500,000. The lending facility is for a term of 36 months and bears interest at a rate of 2%. As of December 31, 2020 and 2019, the Company had loaned to AMC a total of $246,765 and $241,711, respectively. The Company classified these loans as long-term notes receivable on its consolidated balance sheets as of December 31, 2019. As of December 31, 2020, the Company has recorded a full allowance on the note receivable balance.

Other Assets (Current and Non-Current)

Other assets at December 31, 2020 and 2019 were $666,079 and $529,416, respectively.

At December 31, 2020, other assets included $345,777 in prepaid expenses, $268,423 in tax receivable, and $51,879 in security deposits. Prepaid expenses were primarily comprised of insurance premiums, vendor prepayments, and prepaid software costs.

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

The Company performed its annual fair value assessment at December 31, 2020 on its reporting units and subsidiary with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.

The Company evaluated the recoverability of its long-lived assets at December 31, 2020 on its reporting units and subsidiary with material amounts on their respective balance sheets and determined that no impairment exists.

Accounts Payable

Accounts payable at December 31, 2020 and 2019 were $3,557,461 and $699,961, respectively, and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2020 and 2019 were $2,705,445 and $1,091,204, respectively.

At December 31, 2020, accrued expenses and other liabilities was comprised of customer deposits of $26,826, accrued payroll of $1,154,887, and operating expenses of $1,523,732.

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

The Company has three main revenue streams: (i) product sales; (ii) licensing and consulting fees; and (iii) other operating revenues from seminars, reimbursements and other miscellaneous sources.

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

Revenue from licensing and consulting fees are recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved and target harvest yields are exceeded.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $1,040,671 and $455,047 for years ended December 31, 2020 and 2019, respectively.

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

On June 20, 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Previously, share-based payment arrangements to nonemployees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services were accounted for under ASC 505-50. Before the ASU, the major difference for the Company (but not limited to) was the determination of measurement date, which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award, which is the same as share-based payments for employees. The Company adopted the requirements of the new rule as of January 1, 2019, the effective date of the new guidance.

The Company recognized $8,230,513 and $7,279,363 in expense for stock-based compensation to directors, employees and consultants during the years ended December 31, 2020 and 2019, respectively.

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

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliability of our forecasts, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies.

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability, and the tax benefit to be recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Tax authorities regularly examine our returns in the jurisdictions in which we do business and we regularly assess the tax risk of our return filing positions. Due to the complexity of some of the uncertainties, the ultimate resolution may result in payments that are materially different from our current estimate of the tax liability. These differences, as well as any interest and penalties, will be reflected in the provision for income taxes in the period in which they are determined.

As the Company operates in the cannabis industry, it is subject to the limits of the Internal Revenue Code (IRC) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

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

4.	Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	December 31, 2020	December 31, 2019
Furniture and fixtures	$228,451	$98,903
Leasehold improvements	90,314	40,953
Machinery and tools	1,456,752	34,000
Office equipment	104,059	33,833
Software	1,308,387	–
Work in process	269,414	190,743
	3,457,377	398,432
Less: accumulated depreciation	(872,579)	(159,354)
Total property and equipment, net of depreciation	$2,584,798	$239,078

Depreciation on equipment is recorded on a straight-line basis over the following expected useful:

Furniture and fixtures	3 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Marketing display	3 years
Vehicles	3 years
Office equipment	3 years
Software	3-5 years

Depreciation expense for the years ended December 31, 2020 and 2019 was $295,947 and $55,800, respectively.

5.	Intangible Asset

Intangible assets at December 31, 2020 and 2019 were comprised of the following:

	December 31, 2020	December 31, 2019

License agreement	$1,667,000	$5,300
Tradename	350,000	–
Customer relationships	1,055,000	–
Non-compete	120,000	–
Product license and registration	57,300	57,300
Trade secret – intellectual property	32,500	32,500
	3,282,500	95,100
Less: accumulated amortization	(200,456)	(19,811)
Total intangible assets, net of amortization	$3,082,044	$75,289

Amortization expense for years ended December 31, 2020 and 2019 was $180,644 and $5,908, respectively.

6.	Derivative Liabilities

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

On April 23, 2019, the Company granted the right to receive 1,000,000 shares of restricted Common Stock to an officer, which will vest at such time that that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds. On February 25, 2020, the officer resigned from his remaining positions with the Company and forfeited his right to the contingent consideration. As a result, the Company recorded a gain of $1,462,636 as a component of other income (expense), net on its financial statements.

On June 11, 2019, the Company granted the right to receive 1,000,000 shares of restricted Common Stock to an officer, which will vest at such time that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds.

The Company accounts for derivative instruments in accordance with the U.S. GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. The Company estimated the fair value of these derivatives at the respective balance sheet dates using the Black-Scholes option pricing model based upon the following inputs: (i) stock price on the date of grant ranging between $1.32 - $3.75, (ii) the contractual term of the derivative instrument ranging between 2.25 - 3 years, (iii) a risk-free interest rate ranging between 1.87% - 2.57% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 145% - 158%.

As of December 31, 2020, the fair value of these derivative liabilities is $1,047,481. The change in the fair value of derivative liabilities for the year ended December 31, 2020 was $1,263,264, resulting in an aggregate unrealized gain on derivative liabilities.

7.	Related Party Transactions

For the year ended December 31, 2020

During the year ended December 31, 2019, the Company’s Chief Cultivation Officer, Joshua Haupt, who currently owns 20% of both Super Farm and De Best, customers of the Company, was an Officer of the Company and therefore a related party. Effective December 4, 2019, he was no longer an Officer and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable to Super Farm or De Best during the period ended December 31, 2020.

During the year ended December 31, 2020, the Company had sales from Medicine Man Denver, a customer of the Company, totaling $997,262. As of December 31, 2020, the Company had an accounts receivable balance with Medicine Man Denver totaling $72,109. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in Medicine Man Denver.

During the year ended December 31, 2020, the Company had sales from MedPharm Holdings LLC (“MedPharm”), a customer of the Company, totaling $73,557. As of December 31, 2020, the Company had a net accounts receivable balance with MedPharm totaling $5,885. On August 1, 2020, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with MedPharm. Pursuant to the terms of the Settlement Agreement, the Company and MedPharm agreed that the amount of the settlement to be furnished to the Company by MedPharm shall be $767,695 in principal and $47,161 in accrued interest. The Company received a $100,000 cash payment from MedPharm on August 1, 2020. On September 4, 2020, Andrew Williams, a member of the MedPharm Board of Directors and the Company’s former Chief Executive Officer, returned 175,000 shares of the Company’s Common Stock to the Company, as equity consideration at a price of $1.90 per share, a mutually agreed upon price per share. These shares are held in treasury. The remaining outstanding principal and interest of $181,911 due and payable by MedPharm under the Settlement Agreement will be paid out in bi-weekly installments of product by scheduled deliveries through March 31, 2021.

During the year ended December 31, 2020, the Company recorded sales from Baseball 18, LLC totaling $14,605, Farm Boy, LLC totaling $16,125, Emerald Fields LLC totaling $16,605, and Los Sueños Farms totaling $52,244. During the year ended December 31, 2020, the Company had a net accounts payable balance of $31,250 with Baseball and $93,944 with Farm Boy. One of the Company’s former directors, Robert DeGabrielle, owns the Colorado retail marijuana cultivation licenses for Farm Boy, LLC, Emerald Fields LLC, Baseball 18, LLC, and Los Sueños Farms.

Justin Dye, the Company’s Chief Executive Officer, one of our directors and the largest beneficial owner of the Common Stock, controls Dye Capital & Company, LLC (“Dye Capital”). Dye Capital controls Dye Capital Cann Holdings, LLC (“Dye Cann I”) and Dye Capital Cann Holdings II, LLC (“Dye Cann II”). Dye Cann I is a significant holder of the Company’s common stock. Dye Cann II is one of the Company’s holders of Preferred Stock. Mr. Dye has sole voting and dispositive power over the securities held by Dye Capital, Dye Cann I, and Dye Cann II.

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

On December 16, 2020, the Company entered into an Amendment to Securities Purchase Agreement with Dye Capital Cann Holdings II, LLC (the “Investor”) to change the number of shares of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Preferred Stock”) the Investor would purchase under the Securities Purchase Agreement, dated November 16, 2020 (as amended, the “SPA”), between the Company and the Investor from 12,400 to up to 13,000 in one or more closings, among other changes. The Company issued and sold to the Investor 7,700 shares of Preferred Stock on the same date, 1,450 shares of Preferred Stock on December 18, 2020, and 1.300 shares of Preferred Stock on December 22, 2020. The purchase price was $1,000 per share of Preferred Stock, for aggregate gross proceeds of $10,450,000 and aggregate net proceeds of approximately $8,205,500 after deducting placement agent fees and estimated offering expenses.

In addition, on December 16, 2020, the Company entered into a Secured Convertible Note Purchase Agreement with Dye Capital & Company, LLC and issued and sold to Dye Capital a Convertible Note and Security Agreement in the principal amount of $5,000,000.

Mr. Brian Ruden, a member of the Company’s Board of Directors, has an ownership interest in each Star Buds Company that sold assets to us on December 17, 2020 and December 18, 2020. Brain is also the owner of Star Buds outside the state of Colorado. He is also the landlord of 5844 Ventures LLC, CO Real Estate Holdings LLC, and 428 McCulloch St LLC, two of the Star Buds retail locations in which we lease.

For the year ended December 31, 2019

During the year ended December 31, 2019, the Company had sales from Super Farm totaling $578,655 and sales from De Best totaling $191,915. The Company gives a larger discount on nutrient sales to related parties than non-related parties. During the year ended December 31, 2019, the Company had sales discounts associated with Super Farm totaling $291,823 and sales discounts associated with De Best totaling $95,957. As of December 31, 2019, the Company had an accounts receivable balance from Super Farm totaling $33,127 and an accounts receivable balance from De Best totaling $2,180. The Company’s former Chief Cultivation Officer, Joshua Haupt, currently owns 20% of both Super Farm and De Best.

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

During the year ended December 31, 2019, the Company recorded sales from MedPharm Holdings totaling $64,378 and sales discounts totaling $7,498. As of December 31, 2019, the Company had an accounts receivable balance with MedPharm Holdings totaling $2,604. Also, during the year ended December 31, 2019, the Company issued various notes receivable to MedPharm Holdings totaling $767,695 with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. Certain notes extended to 2020 by mutual agreement between the Company and noteholder. The Company’s former Chief Executive Officer, Andy Williams, currently owns 29% of MedPharm Holdings.

During the year ended December 31, 2019, the Company recorded sales from Baseball 18, LLC totaling $165,617. The revenue is included under product sales - related party, net, in the Company’s consolidated financial statements. As of December 31, 2019, the Company had an accounts receivable balance with Baseball 18, LLC totaling $169,960. During the year ended December 31, 2019, the Company recorded sales from Farm Boy, LLC totaling $321,307. The revenue is included under product sales - related party, net, in the Company’s consolidated financial statements. As of December 31, 2019, the Company had an accounts receivable balance with Farm Boy, LLC totaling $330,911.

8.	Goodwill and Acquisition Accounting

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

On April 20, 2020, the Company closed the acquisition of Mesa Organics. The aggregate purchase price after working capital adjustments was $2,609,500 of cash and 2,554,750 shares of the Company’s Common Stock. The Company accounted for the transaction utilizing purchase price accounting stating that the book value approximates the fair market value of the assets acquired. The purchase price accounting resulted in the Company valuing the investment as $2,147,613 of goodwill. The purchase price allocation is preliminary. The purchase price allocation will continue to be preliminary until a third-party valuation is finalized and the fair value and useful life of the assets acquired is determined. The amounts from the final valuation may significantly differ from the preliminary allocation.

On December 17, 2020 and December 18, 2020, the Company closed the acquisition of six SBUD LLC dispensaries. The aggregate purchase price was $39,082,180. The Company accounted for the transaction utilizing purchase price accounting stating that the book value approximates the fair market value of the assets acquired. The purchase price accounting resulted in the Company valuing the investment as $38,594,810 of goodwill. The purchase price allocation is preliminary. The purchase price allocation will continue to be preliminary until a third-party valuation is finalized and the fair value and useful life of the assets acquired is determined. The amounts from the final valuation may significantly differ from the preliminary allocation.

As of December 31, 2020, the Company had $53,046,729 of goodwill which consisted of $6,301,080 from Success Nutrients and Pono Publications, $3,003,226 from DCG, $3,000,000 from Big Tomato, $2,147,613 from Mesa Organics, and $38,594,810 from SBUD.

9.	Inventory

As of December 31, 2020 and December 31, 2019, the Company had $2,090,887 and $684,940 of finished goods inventory, respectively. As of December 31, 2020, the Company had $500,917 of work in process and $27,342 of raw materials. The Company did not have any work in process or raw materials at December 31, 2019. The inventory valuation method that the Company uses is the FIFO method. During the years ended December 31, 2020 and 2019, the Company did not recognize any impairment for obsolescence within its inventory.

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

As the Company's leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The discount rate used in the computations was 6-12%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	December 31, 2020
Asset
Operating lease asset	Non-Current Assets	$2,579,036
Liabilities
Operating lease liability	Non-Current Liabilities	$2,645,597

Lease Costs

The table below summarizes the components of lease costs for the year ended December 31, 2019.

Year Ended December 31, 2020

Operating lease costs	$359,564

Maturities of Lease Liabilities

Maturities of lease liabilities as of December 31, 2020 are as follows:

2020 fiscal year	$2,730,205
Total lease payments	2,730,205
Less: Interest	(84,608)
Present value of lease liabilities	$2,645,597

The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2020:

2021 fiscal year	854,870
2022 fiscal year	849,792
2023 fiscal year	717,539
2024 fiscal year	495,175
2025 fiscal year	162,182
Total	$3,079,559

11.	Commitments and Contingencies

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

Definitive Agreement to Acquire the Colorado-Based Star Buds Branded Dispensaries

On June 5, 2020, the Company and SBUD, LLC, a wholly owned subsidiary of the Company, on the one hand, entered into 13 separate purchase agreements with, on the other hand, each of Colorado Health Consultants, LLC, CitiMed, LLC, Lucky Ticket LLC, Kew LLC, SB Aurora LLC, SB Arapahoe LLC, SB Alameda LLC, SB 44th LLC, Starbuds Pueblo LLC, Starbuds Louisville LLC, Starbuds Niwot LLC, Starbuds Longmont LLC, and Starbuds Commerce City LLC (each, a “Star Buds Company” and collectively “Star Buds”) whereby SBUD, LLC agreed to purchase substantially all of the assets of Star Buds from each individual Star Buds Company pursuant to the agreements. In addition, SBUD, LLC entered into a Trademark License Agreement with Star Brands LLC under which Star Brands LLC will license certain trademarks to SBUD, LLC effective as of the closing of the Star Buds acquisitions in exchange for license payments on use of such trademarks outside of Colorado. The parties entered into an Omnibus Amendment No. 1 to Asset Purchase Agreements on September 15, 2020. The description below describes the terms of the transactions as amended.

On December 17, 2020, the Company and SBUD, LLC entered into an Omnibus Amendment No. 2 with each Star Buds Company. Omnibus Amendment No. 2 revised certain material terms originally set forth in the Agreements, as amended by Omnibus Amendment No. 1.

The aggregate purchase price for Star Buds’ assets is approximately $118,000,000, subject to adjustment upon the closing of each of the purchases based on, among other things, the target inventory as opposed to actual inventory and target working capital as opposed to net working capital of each Star Buds Company, and will be payable to Star Buds 75% in cash and 25% in shares of Preferred Stock, valued at $1,000 per share, estimated to be an aggregate of approximately 29,500 shares (which would be convertible into approximately 24,583,333 shares of Common Stock (based on the initial Preference Amount and an initial Conversion Price equal to $1.20 per share)). Two-thirds of the cash payment is payable at the applicable closing and one-third is deferred and payable 30 months after the applicable closing. 15% of the shares of Preferred Stock will be held in escrow and released post-closing to either the seller or the buyer depending on post-closing adjustments to the purchase price. The Company will make quarterly interest payments on the deferred cash amount at a rate of 4% per annum during the first year after each closing, 6% per annum during the second year after each closing, and 8% per annum during the last 6 months of the 30-month period after each closing. The Company may prepay the deferred cash amount at any time. Payment of the deferred cash amount and the interest will be secured by a security interest in the purchased Star Buds assets, subject to subordination to any security interest in favor of the Company’s future lenders. SBUD, LLC will not assume any of Star Buds’ liabilities other than accounts payable by Star Buds, liabilities in respect of any contractual arrangements assigned to SBUD, LLC by Star Buds, and liabilities in connection with administrative fees associated with obtaining necessary governmental approvals or waivers of such approvals. SBUD, LLC has also agreed to pay certain transfer taxes in connection with the purchases. The closing of each purchase is subject to customary closing conditions, such as the parties obtaining all necessary governmental approvals and licenses for the transactions.

On December 17, 2020, pursuant to the applicable APA, the Company and SBUD, LLC closed on the acquisition of (i) Starbuds Pueblo LLC; and (ii) Starbuds Alameda LLC. On December 18, 2020, pursuant to the applicable APA, the Company and SBUD LLC closed on the acquisition of (i) Starbuds Commerce City LLC; (ii) Lucky Ticket LLC; (iii) Starbuds Niwot LLC; and (iv) LM MJC LLC. The aggregate purchase price for the assets of the Star Buds Companies acquired on December 17, 2020 and December 18, 2020 was approximately $37.1 million and was paid to each applicable Star Buds Company and its members as a combination of cash and deferred cash, an aggregate of 7,877 shares of Preferred Stock together with an aggregate of 1,389 shares of Preferred Stock to be held in escrow pursuant to the terms and subject to the conditions set forth in Omnibus Amendment No. 2 (the “Transaction Shares”) and warrants to purchase an aggregate of 1,737,719 shares of the Company’s Common Stock at exercise price equal to $1.20 per share (the “Transaction Warrants”). The Company funded the aggregate cash portion of the purchase price for the assets acquired on December 17, 2020 and December 18, 2020 from proceeds received as disclosed in its December 22, 2020 8-K filing.

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

The Severance Agreement provides that as severance and in consideration of a customary release against the Company and other customary covenants, Mr. Williams will receive (i) continued salary in the amount of $300,000, half of which to be paid within ten days of the execution of the Severance Agreement, and the remaining half is to be paid in 26 equal disbursements in accordance with the Company’s regular payroll periods, (ii) a bonus payment in the amount of $25,000, (iii) one year family health care coverage, (iv) stock options to purchase 350,000 shares of the Company’s Common Stock, which may be exercised on a cashless basis and vested immediately on the date of termination at a price of $1.80 per share and valued at $582,228, and (v) stock options to purchase 15,000 shares of the Company’s Common Stock, which may be exercised on a cashless basis at a price of $1.80 per share, valued at $27,000, at the one year anniversary of the termination date if Mr. Williams is compliant with the terms of the Severance Agreement.

On June 19, 2020, the Company received the resignation of Robert DeGabrielle from the positions of Chief Operating Officer and member of the Board of Directors of the Company. Mr. DeGabrielle’s resignation was not the result of any disagreement with the Company on any matters relating to the Company’s operations, policies, or practices.

On September 9, 2020 the Company appointed Nirup Krishnamurthy as Chief Operating Officer and appointed Jeff Garwood as a member of the Company’s Board of Directors (the “Board”). Mr. Krishnamurthy and the Company entered an Employment Agreement effective March 1, 2020 (the “CIO Agreement”). The CIO Agreement provides that Mr. Krishnamurthy shall be paid a base salary of $264,000 per annum, in accordance with the Company’s usual payroll practices (the “Salary”). In addition to the Salary, on the effective date of the CIO Agreement, the Company issued an aggregate of 600,000 options to purchase shares of Common Stock, at a purchase price equal to $1.71 per share (the “CIO Option”). The CIO Option shall vet one-fourth on an annual basis beginning on the first anniversary of the date of grant, such that the CIO Option shall vest and shall be exercisable in full on the fourth anniversary of the date of grant. Notwithstanding the foregoing, the CIO Option shall vest in full and become exercisable upon the occurrence of a “Change in Control” as defined in the CIO Agreement. All shares of Common Stock issuable upon exercise of the CIO Option are subject to a limitation whereby Mr. Krishnamurthy may sell no more than 5% of the preceding day average volume of the Common Stock on any given trading day. In connection with Mr. Garwood’s appointment, Mr. Garwood is expected to be granted an inaugural award of $50,000 value in shares of Common Stock within 90 days of board service.

12.	Stockholders’ Equity

On December 10, 2019, the shareholders approved an amendment to the Company’s articles of incorporation increasing the number of authorized shares of Common Stock from 90,000,000 shares to 250,000,000 shares.

The Company is authorized to issue two classes of shares, designated preferred stock and Common Stock.

Preferred Stock

The number of shares of preferred stock authorized is 10,000,000, par value $0.001 per share. The preferred stock may be divided into such number of series as the Board may determine. The Board is authorized to determine and alter the rights, preferences, privileges and restrictions granted and imposed upon any wholly unissued series of preferred stock, and to fix the number and designation of shares of any series of preferred stock. The Board, within limits and restrictions stated in any resolution of the Board, originally fixing the number of shares constituting any series may increase or decrease, but not below the number of such series then outstanding, the shares of any subsequent series.

At December 31, 2020 and 2019, the Company had 19,716 and 0 shares of Preferred Stock, respectively, issued and outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock at a par value of $0.001 and had 42,601,773 shares of Common Stock issued and 42,169,041 shares of Common Stock outstanding as of December 31, 2020, and 39,952,628 shares of Common Stock issued and 39,694,896 shares of Common Stock outstanding as of December 31, 2019.

Common Stock Issued in Private Placements

During the year ended December 31, 2019, the Company issued and sold 9,800,000 shares of Common Stock and warrants to purchase 9,800,000 shares of Common Stock, for gross proceeds of $19,600,000.

During the year ended December 31, 2020, the Company issued 187,500 shares of Common Stock and warrants to purchase 187,500 shares of Common Stock, for gross proceeds of $375,000.

Common Stock Issued in Connection with the Exercise of Warrants

During the year ended December 31, 2019, the Company issued 485,543 shares of Common Stock for proceeds of $602,560 under a series of stock warrant exercises with an exercise price of $1.33 per share.

Common Stock Issued as Compensation to Employees, Officers and Directors

During the year ended December 31, 2019, the Company issued 1,740,000 shares of Common Stock valued at $2,916,880 to employees, officers and directors as compensation. During the year ended December 31, 2019, the Company issued an additional 173,775 shares of Common Stock valued at $305,521 to contractors and professionals in exchange for services provided.

On April 3, 2020, the Company cancelled 500,000 shares of Common Stock, with vesting conditions represented as derivative instruments. These shares were incorrectly issued as restricted shares instead of restricted stock units to an officer of the Company, Paul Dickman, on January 8, 2019.

During the year ended December 31, 2020, the Company issued an additional 406,895 shares of Common Stock valued at $497,301 to employees, officers, and directors as compensation.

Common and Preferred Stock Issued as Payment for Acquisition

On April 20, 2020, the Company issued 2,554,750 shares of Common Stock valued at $4,167,253 for the acquisition of Mesa Organics, Ltd.

On December 17, 2020, the Company issued 2,862 shares of Preferred Stock valued at $2,861,994 and on December 18, 2020, the Company issued 6,404 shares of Preferred Stock valued at 6,403,987 for the acquisition of the Star Buds assets.

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

During the year ended December 31, 2020, the Company issued 187,500 Common Stock purchase warrants to an accredited investor with an exercise price of $3.50 per share with an expiration date of three years from the date of issuance. The Company also issued 1,737,719 Common Stock purchase warrants as purchase consideration for the acquisition of SBUD LLC. These warrants have an exercise price of $1.20 per share and expiration date of five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $3.50 or $1.20, respectively, (ii) the contractual term of the warrant of 3 or 5 years, respectively, (iii) a risk-free interest rate ranging between 0.21% - 0.38% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 173.07% - 187.52%.

Number of shares

Balance as of January 1, 2020	9,800,000
Warrants exercised	–
Warrants forfeited	–
Warrants issued	1,925,220
Balance as of December 31, 2020	11,725,220

Option Repricing

On December 15, 2020, the Board repriced certain outstanding stock options issued to the Company’s employees. The repriced stock options had original exercise prices ranging from $1.52 per share to $3.83 per share. All of these stock options were repriced to have an exercise price of $1.26 per share, which was the closing price of the Company’s Common Stock on December 15, 2020.

13.	Tax Provision

In April 2020, the Company acquired its first cannabis plant-touching business, Mesa Organics, which consists of four dispensaries and one MIP, d/b/a Purplebee’s. The Company also acquired six additional cannabis dispensaries in December 2020. The activity of these acquired operations is subject to the limitations of IRC Section 280E. Under Section 280E, no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on business if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA) except the expenses directly related to sales of product. The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses.

The following table sets forth the components of income tax (benefit) expense for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Current:
Federal	$-	$-
State and local	-	-
Total current tax expense	$-	$-

	December 31, 2020	December 31, 2019
Deferred:
Federal	$(796,353)	$(477,625)
State and local	(102,756)	(105,305)
Total deferred tax expense (benefit)	$(899,109)	$(582,930)

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019

Federal taxes at U.S. statutory rate	21.0%		21.0%
State income taxes	2.3%		4.6%
Permanent and temporary differences	(3.4%	)	(15.5%	)
Change in valuation allowance	(14%	)	(6.8%	)
Change in state rate	(1.7%	)	0.0%
Return to provision adjustment/other	0.4%		0.0%
Effective tax rate	4.6%		3.3%

The following tables set forth the components of deferred income taxes as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Deferred tax assets:
Bad debt allowance	$69,132	18,168
Accrued expenses	197,958	38,413
Share based compensation accruals	3,505,290	3,528,726
Net operating loss carryforwards	4,357,600	1,703,425
Capitalized transaction costs	222,360	–
Unrealized losses	245,862	161,155
Other carryforwards	13,357	–
Operating leases	240,278	–
Total deferred tax assets	8,851,837	5,449,887
Less: valuation allowance	(7,233,123)	(4,411,110)
Net deferred tax assets	$1,618,714	1,038,777

Deferred tax liabilities:
Prepaid expenses	$–	121,777
Fixed assets	269,443	12,388
Goodwill and intangible assets	1,116,546	636,188
Unrealized gains	232,725	–
Net deferred tax liabilities	$1,618,714	770,354

Total deferred tax assets, net	$–	268,423

The Company has gross Federal net operating loss carryforwards of approximately $19.7 million, which can be carried forward indefinitely. State net operating losses of approximately $12.2 million, which begin to expire in 2039. The Company plans to carryback approximately $1.3M of gross Federal net operating losses to the 2018 tax year, as a result of the CARES Act, which was enacted in response to the COVID-19 pandemic on March 27, 2020. The resulting tax benefit from this carryback is approximately $270k.

Federal and State tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382). The Company has not completed a formal Section 382 analysis but plans to do so prior to utilizing any net operating losses in future tax years or releasing the full valuation allowance against its net operating loss carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's valuation allowance represents the amount of tax benefits that are likely to not be realized. The Company has recorded a valuation allowance of $7,233,123 on its deferred tax asset balances as of 12/31/2020. The net change in the valuation allowance for 12/31/2020 was $2,822,013.

As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months. The Company recognized no interest expense or penalties on income tax assessments during 2019 or 2018 and there was no interest related to income tax assessments accrued as of December 31, 2020 or 2019.

14.	Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

As of December 31, 2019, two customers accounted for 68% of accounts receivable, one with 57% and another with 11%. As of December 31, 2020, two customers accounted for 22% of accounts receivable, both with 11%.

For the year ended December 31, 2019, one customer accounted for 14% of revenue. For the year ended December 31, 2020, there were no customers that accounted for 10% or more of revenue.

15.	Segment Information

The Company has three identifiable segments as of December 31, 2020; (i) products, (ii) licensing and consulting and (iii) corporate, infrastructure and other. The products segment sells merchandise directly to customers via e-commerce portals, through the Company’s proprietary websites and retail location. The licensing and consulting segment sales derives its revenue from licensing and consulting agreements with cannabis related entities. The corporate, infrastructure and other segment represents new resources added in anticipation of various acquisition transactions and other corporate related costs.

The following information represents segment activity for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020				2019
	Products	Licensing and Consulting	Corporate, Infrastructure and Other	Total	Products	Licensing and Consulting	Corporate, Infrastructure and Other	Total

Revenues	$22,506,393	$1,494,459	$–	$24,000,852	$7,820,518	$4,580,437	$–	$12,400,955
COGS	$(16,359,011)	$(867,476)	$–	$(17,226,486)	$(6,354,100)	$(1,262,121)	$–	$(7,616,221)
Gross profit	$6,147,382	$626,983	$–	$6,774,365	$1,466,418	$3,318,316	$–	$4,784,734
Intangible assets amortization	$180,106	$539	$–	$180,644	$5,465	$443	$–	$5,908
Depreciation	$76,310	$219,637	$–	$295,947	$7,186	$48,614	$–	$55,800
Net income (loss)	$3,201,757	$345,312	$(22,963,830)	$(19,416,761)	$794,747	$1,688,147	$(19,458,636)	$(16,975,742)
Segment assets	$61,591,952	$187,601	$8,803,419	$70,682,601	$12,406,230	$6,081,485	$13,740,892	$32,228,607

16.	Earnings per share (Basic and Dilutive)

The Company computes net (loss) income per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted Earnings Per Share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to Common Stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 6,627,000 vested stock options, 11,725,220 stock purchase warrants, and 19,716 of preferred shares. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the years ended December 31, 2020 and 2019.

	2020	2019
Numerator:
Net income (loss)	$(19,416,761)	$(16,975,742)

Denominator:
Weighted-average shares of common stock	41,217,026	33,740,557
Dilutive effect of warrants	–	–
Diluted weighted-average shares of common stock	41,217,026	33,740,557

Net income (loss) per common share from:
Basic	$(0.47)	$(0.50)
Diluted	$(0.47)	$(0.50)

Dilutive-potential common share equivalents are excluded from the computation of net loss per share in loss periods, as their effect would be antidilutive. As the Company has incurred a loss from operations in 2020 and 2019, shares issuable pursuant to equity awards were excluded from the computation of diluted net loss per share in the accompanying consolidated statements of operations, as their effect is anti-dilutive.

17.	Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On January 27, 2021, the Company appointed Pratap Mukharji to the Board of the Company. Mr. Mukharji will serve as Chairman of the Board’s Audit Committee.

On January 27, 2021, the Company received the resignation of Leonard Riera as a member of the Board. Mr. Riera was Chairman of the Board’s Audit Committee. Mr. Riera’s resignation is not the result of any disagreement with the Company on any matters relating to the Company’s operations, policies, or practices.

On February 3, 2021, the Company issued and sold 6,100 shares of Preferred Stock.

On February 4, 2021, pursuant to the applicable APA, the Company and SBUD, LLC closed on the acquisition of (i) Colorado Health Consultants LLC; and (ii) Mountain View 44th LLC. The aggregate purchase price for the assets of the Star Buds Companies acquired on February 4, 2021 was approximately $9.3 million and was paid to each applicable Star Buds Company and its members as a combination of cash, an aggregate of 1,969 shares of Preferred Stock together with an aggregate of 347 shares of Preferred Stock to be held in escrow pursuant to the terms and subject to the conditions set forth in Omnibus Amendment No. 2 and warrants to purchase an aggregate of 434,315 shares of the Company’s Common Stock at exercise price equal to $1.20 per share.

On February 9, 2021, the Company issued and sold 100 shares of Preferred Stock, on February 10, 2021, 250 shares of Preferred Stock, on February 23, 2021, 500 shares of Preferred Stock, on February 25, 2021, 1,300 shares of Preferred Stock, on February 26, 2021, 23,900 shares of Preferred Stock on March 1, 2021, 1,500 shares of Preferred Stock, and on March 3, 2021, 2,100 shares of Preferred Stock.

On February 26, 2021, the Company received a Conversion Notice and Agreement (the “Conversion Agreement”) from Dye Capital pursuant to which Dye Capital elected to convert all outstanding amounts owed by the Company to Dye Capital under the Convertible Promissory Note and Security Agreement in the original principal amount of $5,000,000 issued by the Company to Dye Capital on December 16, 2020 pursuant to the terms thereof. On the same date, the Company executed the Conversion Agreement and issued 5,060 shares of Preferred Stock to Dye Capital and also paid Dye Capital an immaterial amount in cash in lieu of issuing any fractional shares of Preferred Stock to Dye Capital upon conversion.

On February 26, 2021, the Company’s wholly owned subsidiaries Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as borrowers (collectively, the “Borrowers”), entered into a Loan Agreement (the “Loan Agreement”) with SHWZ Altmore, LLC, as lender (the “Lender”), and GGG Partners LLC, as collateral agent (the “Collateral Agent”). Upon execution of the Loan Agreement and the associated loan documents described below, the Lender made an initial advance of $10,000,000 to the Borrowers. Under the Loan Agreement, the Lender has agreed to make one additional advance of $5,000,000 to the Borrowers on or before June 26, 2021 upon the satisfaction of certain closing conditions customary for this type of transaction as well as a requirement that the Company has completed the acquisition of substantially all of the assets of an identified company.

On March 2, 2021, pursuant to the applicable APA, the Company and SBUD, LLC closed on the acquisition of (i) Starbuds Aurora LLC, (ii) SB Arapahoe LLC, (iii) Citi-Med LLC, (iv) Starbuds Louisville LLC and (v) KEW LLC. The aggregate purchase price for the assets of the Star Buds Companies acquired on March 2, 2021 was approximately $71.8 million and was paid to each applicable Star Buds Company and its members as a combination of cash, an aggregate of 15,228.45 shares of Preferred Stock, together with an aggregate of 2,687.37 shares of Preferred Stock to be held in escrow pursuant to the terms, and subject to the conditions, set forth in Omnibus Amendment No. 2 and warrants to purchase an aggregate of 3,359,215.32 shares of the Company’s Common Stock at exercise price equal to $1.20 per share. The Company funded the aggregate cash portion of the purchase price for the assets acquired on March 2, 2021 from the net proceeds of the transactions disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021.

Mr. Brian Ruden, a member of the Company’s Board of Directors, has an ownership interest in each Starbuds Company that was acquired on February 4, 2021 and March 2, 2021

On March 14, 2021, the Company increased the size of the Board from five to seven directors, designated the two new directorships as Class A, and appointed Jeffrey A. Cozad and Salim Wahdan as Class A directors. Mr. Cozad will serve as a member of the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Wahdan will serve as a member of the Board’s Audit Committee.

On March 30, 2021, the Company entered into a Third Amendment to Securities Purchase Agreement (the “Third Amendment”) with Dye Capital Cann II to amend the terms of the Securities Purchase Agreement, dated November 16, 2020, as previously amended by the Amendment to Securities Purchase Agreement, dated December 16, 2020, and the Second Amendment to Securities Purchase Agreement, dated February 3, 2021 (as amended, the “Cann II SPA”). The Third Amendment increased the number of shares of Preferred Stock the Company may sell and Dye Capital Cann II may purchase under the Cann II SPA from 17,000 to 21,350, and also extended the time during which the parties may agree to do so from February 23, 2021 to March 30, 2021. On the same date, the Company issued and sold 4,000 shares of Preferred Stock to Dye Capital Cann II at a purchase price of $1,000 per share for aggregate gross proceeds of $4,000,000 and aggregate net proceeds of approximately $3,900,000, after deducting placement agent fees and estimated offering expenses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CFO and CEO to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (COSO).

Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION.

On March 30, 2021, the Company entered into a Third Amendment to Securities Purchase Agreement (the “Third Amendment”) with Dye Capital Cann II to amend the terms of the Securities Purchase Agreement, dated November 16, 2020, as previously amended by the Amendment to Securities Purchase Agreement, dated December 16, 2020, and the Second Amendment to Securities Purchase Agreement, dated February 3, 2021 (as amended, the “Cann II SPA”). The Third Amendment increased the number of shares of Preferred Stock the Company may sell and Dye Capital Cann II may purchase under the Cann II SPA from 17,000 to 21,350, and also extended the time during which the parties may agree to do so from February 23, 2021 to March 30, 2021. On the same date, the Company issued and sold 4,000 shares of Preferred Stock to Dye Capital Cann II at a purchase price of $1,000 per share for aggregate gross proceeds of $4,000,000 and aggregate net proceeds of approximately $3,900,000, after deducting placement agent fees and estimated offering expenses.

The Company will use the proceeds from the sale to for general corporate purposes, including working capital and the payment of outstanding accounts payable.

The Company previously reported the terms of the Cann II SPA, including all amendments in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020, and the Company’s Current Reports on Form 8-K filed with the SEC on December 23, 2020, February 9, 2021 and March 4, 2021. The Company previously reported the terms of the Preferred Stock in the Company’s Current Report on Form 8-K filed on December 22, 2020. A copy of the Third Amendment is attached hereto as Exhibit 10.25 and incorporated herein by reference.

SDDco-Brokerage LLC, and DelMorgan Group, LLC, each acted as a placement agent in connection with the transaction described above, and will each receive $20,000.00 as the Company’s placement agents.

Justin Dye, the Company’s Chief Executive Officer, one of its directors and the largest beneficial owner of the Common Stock, controls Dye Capital Cann II. Mr. Dye has sole voting and dispositive power over the securities held by Dye Capital Cann II. Mr. Dye, the Company’s Chief Operating Offering, Nirup Krishnamurthy, and two of the Company’s directors, Jeffrey Garwood and Pratap Mukharji, are part owners of Dye Capital Cann II. Mr. Krishnamurthy, Mr. Garwood and Mr. Mukharji do not beneficially own any of the securities held by Dye Capital Cann II.

The issuance of the shares of Preferred Stock to Dye Capital Cann II was exempt from registration under Securities Act Section 4(a)(2) and Securities Act Rule 506(b). Dye Capital Cann II is sophisticated and represented in writing that it is an accredited investor and acquired the securities for its own accounts for investment purposes. A legend will be placed on the certificates representing shares of Preferred Stock, subject to the terms of the Cann II SPA stating that the securities in question have not been registered under the Securities Act and cannot be sold or otherwise transferred without registration or an exemption therefrom.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included herewith:

Exhibit No.	Description

2.1	Merger Agreement dated November 23, 2019, by and among Medicine Man Technologies, Inc., PBS Merger Sub, LLC, Mesa Organics Ltd., James Parco, and Pamela Parco (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed November 29, 2019 (Commission File No. 001-55450))
2.2	First Amendment dated April 16, 2020 to Merger Agreement dated November 23, 2019, by and among Medicine Man Technologies, Inc., PBS Merger Sub, LLC, Mesa Organics Ltd., James Parco, and Pamela Parco (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed April 24, 2020 (Commission File No. 001-55450))
2.3	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Colorado Health Consultants, LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.4	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and CitiMed, LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.5	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Lucky Ticket LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.6	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Kew LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.7	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB Aurora LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.8	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB Arapahoe LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.9	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB 44th LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.10	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Pueblo LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.8 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.11	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Louisville LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.9 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.12	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Niwot LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.10 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.13	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Alameda LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.11 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.14	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Longmont LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.12 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.15	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Commerce City LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.13 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.16	Omnibus Amendment No. 1 dated September 15, 2020 to Asset Purchase Agreements dated June 5, 2020 (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed September 21, 2020 (Commission File No. 001-355450))

Exhibit No.	Description

2.17	Omnibus Amendment No. 2 to Asset Purchase Agreement, dated as of December 17, 2020, by and among SBUD LLC, Medicine Man Technologies, Inc., and each signatory thereto designated as a seller (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 001-55450))
3.1	Articles of Incorporation of Medicine Man Technologies filed with the Secretary of State of Nevada on March 20, 2014 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-1 filed April 14, 2015 (Commission File No. 333-203424))
3.2	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 25, 2014 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-1 filed April 14, 2015 (Commission File No. 333-203424))
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 13, 2019 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2019 (Commission File No. 001-55450))
3.4**	Certificate of Designation of Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of Nevada on December 16, 2020
3.5	Certificate of Amendment to Designation of Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of Nevada on March 1, 2021 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 001-55450))
3.6**	Complete Articles of Incorporation together with all Certificates of Amendment and the Certificate of Designation of Series A Cumulative Convertible Preferred Stock, as amended
3.7	Amended and Restated Bylaws of Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 11, 2019 (Commission File No. 001-55450))
4.1**	Description of Capital Stock of Medicine Man Technologies, Inc.
4.2*	Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-8 filed June 12, 2017 (Commission File No. 333-218662))
4.3*	Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2019 (Commission File No. 001-55450))
4.4*	Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2020 (Commission File No. 001-55450))
4.5**	Form of Warrant to Purchase Common Stock of Medicine Man Technologies, Inc.
4.6**	Warrant to Purchase Common Stock of Medicine Man Technologies, Inc.
4.7	Convertible Note and Security Agreement, dated December 16, 2020, issued to Dye Capital & Company, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 001-55450))
4.8	Form of Warrant to Purchase Common Stock of Medicine Man Technologies, Inc. issued to Star Buds Sellers and Members
10.1	Technology License Agreement effective as of May 1, 2014 between Medicine Man Production Corporation and Medicine Man Technologies Inc. (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-1 filed April 14, 2015 (Commission File No. 333-203424))
10.2	Letter Agreement dated February 5, 2015 between Breakwater Corporate Finance and Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-1 filed April 14, 2015 (Commission File No. 333-203424))
10.3	Form of Medicine Man Technologies License Agreement by and between Medicine Man Technologies, Inc. and the Licensees identified therein (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.’s Amendment to Registration Statement on Form S-1/A filed September 11. 2015 (Commission File No. 333-203424))
10.4	Share Exchange Agreement as of February 27, 2017 among Medicine Man Technologies, Inc., Success Nutrients, Inc. and the shareholders of Success Nutrients, Inc. (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 17, 2017 (Commission File No. 000-55450))
10.5	Agreement and Plan of Merger as of February 27, 2017 among Medicine Man Technologies, Inc., Medicine Man Consulting, Inc. and Pono Publications Ltd. (Agreement between the Company and Pono Publications, Inc. (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 17, 2017 (Commission File No. 000-55450))

Exhibit No.	Description

10.6	Office Building Lease as of January 31, 2017 by and between Havana Gold LLC and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.6 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 17, 2017 (Commission File No. 000-55450))
10.7	Share Exchange Agreement as of July 21, 2017 by and among Medicine Man Technologies, Inc., Denver Consulting Group LLC and the members of Denver Consulting Group, LLC (Incorporated by reference to Exhibit 10.7 of Medicine Man Technologies, Inc.’s current report on Form 8-K filed July 26, 2017 (Commission File No. 000-55450))
10.8	Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 6, 2019 (Commission File No. 001-55450))
10.9	Amendment to Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’ s Current Report on Form 8-K filed July 17, 2019 (Commission File No. 001-55450))
10.10	Amendment to Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’ s Current Report on Form 8-K filed May 22, 2020 (Commission File No. 001-55450))
10.11	Binding Term Sheet between Medicine Man Technologies, Inc. and Cold Baked, LLC/Golden Works, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed August 12, 2019 (Commission File No. 001-55450))
10.12*	Employment Agreement dated December 5, 2019 by and between Justin Dye and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.10 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.13*	Employment Agreement dated December 5, 2019 by and between Nancy Huber and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.11 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.14*	Amendment to Employment Agreement dated February 6, 2020 by and between Nancy Huber and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.12 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.15*	Employment Agreement as of December 5, 2020 by and between Bob DeGabrielle and Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 10.13 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.16*	Employment Agreement dated August 12, 2019 by and between Daniel R. Pabon and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.14 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.17*	Employment Agreement dated March 1, 2020 by and between Nirup Krishnamurthy and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed September 15, 2020 (Commission File No. 001-55450))
10.18*	Severance Agreement and Release, dated February 25, 2020 by and between the Andrew Johns Williams and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 3, 2020 (Commission File No. 001-55450))
10.19	Securities Purchase Agreement, dated November 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Quarterly Report on Form 10-Q filed November 16, 2020 (Commission File No. 000-55450))
10.20	Amendment to Securities Purchase Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))
10.21**	Letter Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC
10.22	Note Purchase Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital & Company, LLC (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))
10.23	Consent, Waiver and Amendment, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))
10.24**	Paul Dickman Restricted Stock Unit Agreement
10.25**	Third Amendment to Securities Purchase Agreement, dated March 30, 2021, between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC

Exhibit No.	Description

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 14, 2016 (Commission File No. 000-55450))
21.1**	List of Subsidiaries
23.1**	Consent of BF Borgers CPA PC
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Date File (formatted in iXBRL in Exhibit 101)

 *       Indicates management contract or compensatory plan or arrangement.

** Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: March 31, 2021	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Nancy Huber Nancy Huber
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Dye	Chief Executive Officer and Director	March 31, 2021
Justin Dye	(Principal Executive Officer and Director)

/s/ Nancy Huber	Chief Financial Officer	March 31, 2021
Nancy Huber	(Principal Financial Officer)

/s/ Dan Pabon	General Counsel and Chief Government Affairs Officer	March 31, 2021
Dan Pabon

/s/ Nirup Krishnamurthy	Chief Operating Officer	March 31, 2021
Nirup Krisnamurthy

/s/ Jeffrey A. Cozad	Director	March 31, 2021
Jeffrey A. Cozad

/s/ Salim Wahdan	Director	March 31, 2021
Salim Wahdan

/s/ Brian Ruden	Director	March 31, 2021
Brian Ruden

/s/ Jeff Garwood	Director	March 31, 2021
Jeff Garwood

/s/ Pratap Mukharji	Director	March 31, 2021
Pratap Mukhariji

