Form 10-K/A
period 2020-12-31
Medicine Man Technologies, Inc.
filed 2021-04-30
CIK 1622879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

4880 Havana Street

Suite 201

Denver, Colorado 80239

(Address of principal executive offices; Zip Code)

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

The aggregate market value of the voting and non-voting common equity (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2020 was approximately $56.2 million based upon the closing price of the common stock on the OTC Markets, Inc. on that date.

As of March 23, 2021, 42,160,246 shares of the registrants common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Medicine Man Technologies, Inc. (the “Company,” “Medicine Man,” “we,” “us” or “our”) for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K and to amend Item 15 to include two exhibits that were inadvertently omitted from the Original 10-K, to correct nine exhibits filed with the Original 10-K that contained extraneous materials and to reflect the exhibits filed or furnished with this Form 10-K/A. At that time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2020 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required. The reference on the cover of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

As a result, Part III, Items 10-14 and Part IV, Item 15 of the Company's Original 10-K are hereby amended and restated in their entirety.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the filing of the Original 10-K.  In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original 10-K, including amendments to those filings, if any.

i

Medicine Man Technologies, Inc.

Annual Report on Form 10-K/A

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the Company’s Directors and Executive Officers, together with an overview of their professional experience and expertise.

Name	Age	Position(s) Held
Justin Dye (2)(3)	49	Chief Executive Officer and Executive Chairman (director since 2019)
Nancy Huber	63	Chief Financial Officer
Nirup Krishnamurthy	59	Chief Operating Officer
Daniel Pabon	44	General Counsel, Chief Government Affairs Officer and Corporate Secretary
Brian Ruden (3)	46	Director (director since 2019)
Jeffrey A. Cozad (1)(2)(3)	57	Director (director since 2021)
Jeff Garwood (1) (3)	59	Director (director since 2020)
Pratap Mukharji (1)(2)	61	Director (director since 2021)
Salim Wahdan (1)	41	Director (director since 2021)

_________________________

(1)	Currently a member of the Audit Committee.
(2)	Currently a member of the Nominating and Corporate Governance Committee.
(3)	Currently a member of the Compensation Committee.

Justin Dye was named Chief Executive Officer and Executive Chairman of the Company in December 2019 and has served as a director and Chairman since June 2019. Mr. Dye has 25 years of experience in private equity, general management, operations, strategy, corporate finance, and M&A. Prior to founding Dye Capital & Company (“Dye Capital”), a private equity firm investing in growth companies in disruptive industries, in 2018, he served as an integral part of the private equity consortium that acquired Albertsons Companies (“Albertsons”), a grocery store chain, and led its expansion through over $40 billion in acquisitions, divestitures, real estate and financing transactions. During his 11-year tenure as Chief Strategy Officer, Chief Operating Officer, and Chief Administration Officer, Albertsons grew sales from approximately $10 billion to over $60 billion with over 2,300 stores and 285,000 employees. Prior to Albertsons, Justin held roles at Cerberus Capital Management, General Electric and Arthur Andersen. Justin serves as lead director for New Seasons Market and is a member of the DePauw University Board of Trustees. Mr. Dye’s financial and executive experience qualifies him to serve on our Board of Directors (the “Board”).

Nancy Huber was named Chief Financial Officer of the Company in December 2019. She was hired in August 2019 as Senior Vice President of Finance for the Company. Ms. Huber has over 30 years of experience in accounting and finance. Most recently she spent 12 years as the Chief Financial Officer for Forward Foods, LLC, a privately held consumer-packaged goods company, which sold products to grocery, mass, military, convenience store, club and natural channels, both directly and indirectly. Ms. Huber also has leadership experience in gold and diatomaceous earth mining. She worked as the Chief Financial Officer for Western Multiplex Corporation, taking the company public on the Nasdaq exchange and was a founder and Chief Financial Officer of AccelGraphics Inc. also listed on the Nasdaq. Ms. Huber has an MBA from Kellogg School of Management, Northwestern University and a Bachelor of Science in Chemical Engineering from Purdue University.

Nirup Krishnamurthy was named Chief Operating Officer of the Company in September 2020. He had previously served as the Company’s Chief Information and Integration Officer since June 2019; Mr. Krishnamurthy provided such service as a consultant until March 1, 2020, at which time he began formal employment with the Company. Mr. Krishnamurthy has over 25 years of experience in innovation, technology, restructuring, and M&A for Fortune 500 companies. Since May 2018, Mr. Krishnamurthy has been a partner with Dye Capital, a private equity firm investing in growth companies in disruptive industries. In addition to his work with Dye Capital, Mr. Krishnamurthy has acted as managing director of EBIT+ LLC (“EBIT+”), a management consulting firm he founded in January 2016; EBIT+ works with executive management to improve revenues and margins while reducing operating costs. From September 2011 through December 2015, Mr. Krishnamurthy was EVP and Chief Strategy Officer & Chief Information Officer with The Great Atlantic and Pacific Tea Company (“A&P”), a grocery store chain, where he was responsible for the information services, digital commerce, supply chain & logistics, strategic sourcing and retail space planning functions for A&P. Mr. Krishnamurthy has also held senior management positions with companies including Northern Trust Corporation and United Airlines, Inc. He obtained a Ph.D. in Industrial Engineering Operations Research and a M.S. in Industrial Engineering Operations/Production Management from the State University of New York, and a B.S. in Mechanical Engineering from Anna University in Chennai, India.

Daniel Pabon was named General Counsel, Chief Government Affairs Officer and Corporate Secretary in August 2019. Prior to joining the Company, Mr. Pabon served as Vice President of Sewald Hanfling Public Affairs, a government affairs firm, from 2018 and 2019. Before that, he was in private law practice. In addition, he served eight years in the State of Colorado Legislature as a State Representative from 2011 to 2019. He held numerous leadership positions including Deputy Whip, Assistant Majority Leader, Speaker Pro Tempore, and Chair of the Finance Committee. During his tenure, he assisted with the design and development of Colorado’s cannabis legal and regulatory model. Mr. Pabon has had extensive experience in compliance, law department management, litigation, cannabis regulation and governance and government affairs issues. He has consulted with and advised state and local governments as well as private businesses all over the world on how to implement cannabis regulations, both medical and recreational. Mr. Pabon served as a member of the City of Denver Marijuana Licensing Working Group (MLWG). He was a volunteer with the Covid-19 Eviction Defense Project. He has served as an adjunct professor of business law at the Community College of Denver. He also served on the Obama-Biden Presidential Transition Team. Mr. Pabon received a Bachelor of Science degree in Mechanical Engineering from the University of Colorado at Boulder and his juris doctor from the University of Colorado School of Law. Mr. Pabon is also a graduate of the Harvard Kennedy School for Executive Education.

Brian Ruden has served as director since December 2019. He is the owner of several Colorado Retail Marijuana Store Licenses around the state of Colorado doing business as Star Buds. Since 2010, he has owned and operated marijuana licenses in Colorado, Washington DC, and Hawaii. In 2014, Mr. Ruden founded Starbuds Consulting, a consulting company which provides strategic advice to start-up marijuana operations. Before entering the marijuana industry, Mr. Ruden was a tax attorney in Colorado. In 2005, Mr. Ruden received his law degree from the University of Denver, Sturm College of Law. He received his Bachelor of Science from the University of Massachusetts. Mr. Ruden’s extensive business experience in the marijuana industry qualifies him to serve on the Board.

Jeff Garwood has served as a director since September 2020. Mr. Garwood is the founder and since 2010 has been the managing member of Liberation Capital, LLC, a private equity fund that is focused on providing modular, repeatable waste to value project finance. He is also the co-owner of, and since 2010 has actively managed, Zysense LLC, an entity providing high precision measurement instruments for research. Prior to founding Liberation Capital, Garwood, held a variety of leadership positions with General Electric Company (“GE”), including President and CEO of GE Water and Process Technologies, President and CEO of GE Fanuc, and President of Garrett Aviation. Prior to joining Garret Aviation, Mr. Garwood worked for numerous years at the strategic consulting firm McKinsey and Company. Garwood received a B.S. of Chemical Engineering from North Carolina State University and an M.B.A. from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill. Mr. Garwood is a recognized visionary business leader bringing 30 years of extensive experience across finance and operations, and we believe his significant experience and qualifications across multiple industries qualify him to serve on the Board.

Pratap Mukharji has served as a director since January 2021. He was a senior partner and director at Bain & Company from 2015-2020 where he led its Supply Chain and Service Operations practice. He retired in May 2020. Since retirement, he has been an Executive in Residence at the Fuqua School of Business at Duke University. With a concentration in Industrials and Retail, Mr. Mukharji has led strategy; M&A; transformation and turnaround; operations improvement; due diligence, omnichannel; and e-commerce efforts across multiple industries. Prior to Bain, he was at Kearney and Booz-Allen & Hamilton. Mr. Mukharji received a BA in Economics from Haverford College at which he was Phi Beta Kappa, and a MBA from the Fuqua School of Business at Duke University at which he was a Fuqua Scholar. During his career, Mr. Mukharji examined small and large capitalized companies and advised them on growth opportunities. We believe his significant experience through consulting work analyzing company financial statements and performing due diligence qualify him to serve on the Board.

Jeffrey A Cozad has served as a director since March 2021. From 2017-2019. Mr. Cozad was a Managing Partner at Stonerise Capital Partners in San Francisco, CA, a firm he co-founded in 2007. Beginning in January 2020, Mr. Cozad became Managing Partner Emeritus at Stonerise Capital Partners. Mr. Cozad is the co-founder of CRW Cann Holdings, LLC (“CRW”)– a special purpose vehicle created to support Schwazze’s vision of becoming the one of the biggest vertically integrated player in the Colorado cannabis market. He is also the Managing Partner of his family office, Cozad Investments, LP, which has completed more than 20 investments across a disparate set of industries over the past 13 years. Mr. Cozad holds an MBA from The University of Chicago Booth School of Business and received a BA in Economics and Management from DePauw University, where he serves on the Board of Trustees and is Chairman of the University Endowment Fund Investment Committee. We believe his significant experience with investments across a variety of industries qualifies him to serve on the Board.

Salim Wahdan has served as a director since March 2021. Mr. Wahdan has close to two decades of entrepreneurial experience owning and operating retail businesses. During the last five years, he was a partner and operator of Star Buds in Adams, Louisville, and Westminster, several of the Star Buds’ branded dispensaries the Company purchased between December 2020 and March 2021. He ran the back office of the operation and was charged with accounting, inventory, and strategic growth. Mr. Wahdan was instrumental in the early growth of the Star Buds franchise. Previous to his time in the cannabis industry, he owned and operated various retail concepts in Colorado. We believe his significant experience within the cannabis industry owning and operating retail concepts qualifies him to serve on the Board.

Board Designation Rights

The Company has granted rights to designated directors as follows:

•	Under the Securities Purchase Agreement, dated June 5, 2019, between the Company and Dye Capital Cann Holdings, LLC (“Dye Cann I”), as amended by the Amendment to Securities Purchase Agreement, dated July 15, 2019, the Amendment to Security Purchase Agreement, dated May 20, 2020, and the Consent, Waiver and Amendment, dated December 16, 2020 (as amended, the “Dye Cann I SPA”), until the later of (i) two years from the last closing under the Dye Cann I SPA, or (ii) the date Dye Cann I no longer owns, in the aggregate, at least $10,000,000 of common stock, as measured by a trailing 30 day volume weighted average price of the common stock, or continues to hold at least 8,333,333 shares of common stock, the Company is required to take all actions to ensure that two individuals designated by Dye Cann I shall be appointed to the Board. Currently, Justin Dye and Jeffrey Garwood serve as Dye Cann I’s designees on the Board.

•	Under the letter agreement, dated December 16, 2020, between the Company and Dye Capital Cann Holdings II, LLC (“Dye Cann II”), for as long as Dye Cann II owns, in the aggregate, at least $10,000,000 of the Series A Preferred Stock, as measured by a trailing 30 day volume weighted average price of the common stock, on an as-converted basis, or continues to hold at least 10,000 shares of the Company’s Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), the Company is required to take all actions to ensure that either one individual if the Board consists of five or fewer members or two individuals if the Board consists of more than five members designated by Dye Cann II shall be appointed to the Board. For so long as Dye Cann II is entitled to designate director, each committee of the Board shall include at least one of the directors designated by Dye Cann II as a member or, if Dye Cann II so elects, as an observer. Currently, Pratap Mukharji serves as Dye Cann II’s designee on the Board.

•	Under the letter agreement, dated February 26, 2021, between the Company and CRW, for as long as CRW owns, in the aggregate, at least $15,000,000 of Series A Preferred Stock (calculated on an as-converted basis based on the volume weighted average price of the Company’s common stock over a 30-day period) or continues to hold at least 15,000 shares of Series A Preferred Stock, the Company is required to take all actions to ensure that one individual designated by CRW will be appointed to the Board. For as long as CRW has the right to designate a director, each committee of the Board shall include the CRW designee as a member or, if CRW so elects, as an observer. Currently, Jeffrey A. Cozad serves as CRW’s designee on the Board.

•	Under the Omnibus Amendment No. 2 to Asset Purchase Agreements, dated December 17, 2020, among the Corporation and the sellers party thereto (the “Star Buds Agreement”), for as long as the Sellers (as defined in the Star Buds Agreement) and the Members (as defined in the Star Buds Agreement) meet a specified ownership threshold, the Company shall recommend to its Board that Brian Ruden and Naser Joudeh jointly be permitted to designate three directors for appointment to the Board if the Board consists of seven or more members. Currently, Brian Ruden and Salim Wahdan serve as Messrs. Ruden and Joudeh’s designees on the Board.

Board Terms

Our bylaws provide for a “staggered” or “classified” board of directors, whereby the directors of the Board are divided into two classes, Class A and Class B, respectively, each class consisting, as nearly as possible, of one-half of the total number of directors constituting the entire Board. Directors in each class are elected to approximately two-terms expiring at the election of their respective successors at alternating annual meetings of our stockholders. The following table sets forth the name, class, term and designating party of each of our current directors:

Name	Class	Term	Designating Party
Jeffrey A. Cozad	A	Expires 2022 annual meeting	CRW
Jeffrey Garwood	A	Expires 2022 annual meeting	Cann I
Salim Wahdan	A	Expires 2022 annual meeting	Brian Ruden and Naser Joudeh
Justin Dye, Chairman	B	Expired 2021 annual meeting	Cann I
Pratap Mukharji	B	Expired 2021 annual meeting	Cann II
Brian Ruden	B	Expires 2021 annual meeting	Brian Ruden and Naser Joudeh

Family Relationships

There are no family relationships among the officers and directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer. Our Code of Business Conduct and Ethics is available on our website at https://www.schwazze.com. We will provide a copy of our Code of Business Conduct and Ethics to any person without charge upon request to: Medicine Man Technologies, Inc., 4880 Havana Street, Suite 201, Denver Colorado, 80239 Attention: Corporate Secretary.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to our Chief Executive Officer and Chief Financial Officer by posting such information at the investor relations site on our website at www.schwazze.com in the near future.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the reports filed during 2020 and or written representations from the reporting persons, we believe that, during our fiscal year ended December 31, 2020, there were untimely filings of a Form 3, 4 and/or 5 by the Company’s Section 16(a) filers as follows: (i) Justin Dye filed one late Form 4 on April 30, 2021 reporting fourteen transactions related to a grant of stock options on December 5, 2019, a grant of shares of Company common stock as compensation for Board service on October 1, 2020, the repricing of outstanding options on December 15, 2020 and the purchase of shares of Preferred Stock by affiliated entities on December 16, 18, 22, 2020; February 3, 25, 26, 2021; and March 2,30, 2021; (ii) Nancy Huber filed one late Form 3 on April 30, 2021 relating to her appointment as Chief Financial Officer on December 5, 2019, and one late Form 4 on April 30, 2021 reporting nine transactions related to grants of stock options on December 5, 2019, March 27, 2020 and December 15, 2020 and the repricing of outstanding options on December 15, 2020; (iii) Nirup Krishnamurthy filed one late Form 4 on April 30, 2021 reporting five transactions related to a grant of stock options on December 15, 2020 and the repricing of outstanding options on December 15, 2020; (iv) Dan Pabon filed one late Form 3 on April 30, 2021 relating to his appointment as General Counsel on August 12, 2019, and one late Form 4 on April 30, 2021 reporting six transactions related to grants of stock options on December 5, 2019 and March 27, 2020 and the repricing of outstanding options on December 15, 2020; (v) Jeffrey Garwood filed one late Form 4 on April 30, 2021 reporting two transactions related to the purchase of shares of the Company’s common stock and a grant of shares of Company common stock as compensation for Board service on March 25, 2021; (vi) Leo Riera filed one late Form 4 on April 30, 2021 reporting two transactions related to a grant of stock options on April 20, 2020 and a grant of shares of Company common stock as compensation for Board service on October 1, 2020; (vii) and Brian Ruden filed one late Form 4 on April 30, 2021 reporting nine transactions related to a grant of shares of Company common stock as compensation for Board service on October 1, 2020 and the receipt of shares of Series A Preferred Stock and warrants to purchase shares of the Company’s common stock in connection with the Star Buds acquisitions on December 17, 2020 and December 18, 2020.

CORPORATE GOVERNANCE

Committees of the Board

The Board has established various committees to assist it with the performance of its responsibilities. These committees and their members are listed below. The Board designates the members of these committees and the committee chairs annually, usually, at its organizational meeting following the annual meeting of stockholders, based on the recommendation of the Nominating and Corporate Governance Committee. The Board has adopted written charters for each of these committees which can be found at the investor relations section of the Company’s website at www.schwazze.com. Copies are also available in print to any stockholder upon written request to Medicine Man Technologies, Inc., 4880 Havana Street, Suite 201, Denver, Colorado 80239, Attention: Corporate Secretary. The chair of each committee develops the agenda for that committee and determines the frequency and length of committee meetings.

Audit Committee

Our Board has established an Audit Committee, which is composed of Mr. Mukharji, Mr. Cozad, Mr. Garwood, and Mr. Wahdan. The Audit Committee Chairman is Mr. Mukharji. The Board has determined that Mr. Mukharji is an audit committee financial expert due to Mr. Mukharji’s experience. Through his consulting work, Mr. Mukharji has analyzed both public and private company financial statements, performed due diligence work, implemented several financial systems, and is proficient in internal controls and processes. The Board has determined that Mr. Mukharji is independent under the OTCQX Rules for U.S. Companies. The Audit Committee’s primary duties are to:

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

Nominating and Corporate Governance Committee

Our Board has also established a Nominating and Corporate Governance Committee. The Nominating Corporate Governance Committee consists of Mr. Cozad, Mr. Dye and Mr. Mukharji. The Nominating and Governance Committee Chair is Mr. Mukharji. The Committee’s primary duties are to:

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

The Nominating and Corporate Governance Committee was established in 2016.

Compensation Committee

Our Board has established a Compensation Committee. Mr. Cozad, Mr. Dye, Mr. Garwood and Mr. Ruden serve on this committee. The Compensation Committee Chairman is Mr. Dye. The Committee’s primary duties are to:

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

Our Compensation Committee determines and approves all elements of executive officer compensation. It also provides recommendations to the full Board with respect to non-employee director compensation. The Compensation Committee may not delegate its authority to any other person, although it may delegate its authority to a subcommittee.

The Compensation Committee was established in 2016.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position		Year	Salary ($)	Stock Awards ($)	Option Awards ($) (5)	Total ($)
Justin Dye,	(1)	2020	$311,540	$50,000	303,978	$665,518
Chief Executive Officer		2019	$128,077	$–	5,280,532	$5,408,609
Nancy Huber,	(2)	2020	$207,695	$–	145,526	$353,221
Chief Financial Officer
Daniel Pabon, General Counsel and	(3)	2020	$228,461	$–	145,526	$373,987
Chief Government Affairs Officer
Nirup Krishnamurthy,	(4)	2020	$218,306	$–	981,109	$1,199,415
Chief Operating Officer

(1)	Mr. Dye was named Chief Executive Officer and Executive Chairman in December 2019. Prior to his appointment, Mr. Dye served as the Company’s Chairman. The amounts listed under Salary in 2019 includes $120,000 of board compensation.
(2)	Ms. Huber was named Chief Financial Officer in December 2019
(3)	Mr. Pabon was named General Counsel and Chief Government Affairs Officer in August 2019.
(4)	Mr. Krishnamurthy was named Chief Operating Officer in September 2020.
(5)	The amounts in the Options Award column reflect the aggregate grant date fair value of stock options granted during 2019 and 2020, computed in accordance with FASB ASC Topic 718. This amount does not reflect the actual economic value realized by the named executive officer. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in Note 12 Stockholder’s Equity to our audited financial statements, included in Item 8 of the Original 10-K. On December 15, 2020, the Board repriced certain outstanding stock options issued to the Company’s employees. The repriced stock options had original exercise prices ranging from $1.52 per share to $3.83 per share. All of these stock options were repriced to have an exercise price of $1.26 per share, which was the closing price of the Company’s Common Stock on December 15, 2020. The repriced share fair value is included in the 2020 amounts within the Options Award. The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below.

OUTSTANDING OPTION AWARDS AT FISCAL YEAR END

The following table discloses information regarding outstanding option equity awards granted or accrued as of December 31, 2020 for each of our named executive officers.

	Outstanding Awards
		Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Vesting start date	Option Expiration Date
Justin Dye	2,000,000	1.26	12/05/2019 (2)	12/15/2030
Nancy Huber	50,000	1.26	03/30/2020 (1)	12/15/2030
	550,000	1.26	12/15/2019 (2)	12/15/2030
	100,000	1.26	03/27/2020 (2)	12/15/2030
Daniel Pabon	550,000	1.26	09/02/2019 (2)	12/15/2030
	100,000	1.26	03/27/2020 (2)	12/15/2030
Nirup Krishnamurthy	300,000	1.26	06/05/2019 (3)	12/15/2030
	300,000	1.26	06/05/2019 (3)	12/15/2030
	400,000	1.26	12/15/2020 (2)	12/15/2030

(1) Options vested immediately.

(2) Options vest in four equal annual installments on the first, second, third, and fourth anniversary of the vesting start date.

(3) Options vest in two equal annual installments on the first and second anniversary of the vesting start date.

DIRECTOR COMPENSATION

Director Compensation Policy

Through September 2020, director compensation was as follows:

•	Non-employee directors received a monthly cash retainer of $6,000

•	Non-employee directors received a monthly cash retainer of $2,000 for service on each committee of the Board

•	The Chairman of the Board received an additional monthly cash retainer of $8,000

Starting in October 2020, we award each of our directors an annual grant of shares of common stock worth $50,000 during the fourth quarter of each year.

Director Compensation Table

The following provided compensation information for the year ended December 31, 2020 for our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Leonardo Riera (1)	$217,808	$50,000	$666,509	$160,000	$1,094,317
Brian Ruden	$100,000	$50,000		$–	$142,735
Jeff Garwood	$50,000	$50,000		$–	$92,735

(1)	Mr. Riera resigned as director in January 2021. All other compensation relates to severance related costs. As of December 31, 2020, Mr. Riera held an option to purchase 225,000 shares of common stock for $1.71 per share, which vested immediately on grant date of March 5, 2020. He also held an option to purchase 325,000 shares of common stock for $1.17 per share, which vested immediately on November 10, 2020. The exercise price of the options is equal to the closing stock market price of our common stock on the date of grant and the options expire 10 years from the date of grant. For further information, see Note 12 Stockholder’s Equity to our audited financial statements, included in Item 8 of the Original 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, based on 42,387,078 shares of our common stock outstanding as of April 28, 2021, certain information as to the stock ownership of each person known by us to own beneficially more than five percent or more of our outstanding common stock, of each of the named executive officers included in the Summary Compensation Table and our directors, and of all our current executive officers and directors as a group. In computing the outstanding shares of common stock, we have excluded all shares of common stock subject to options, warrants or other securities that are not currently exercisable or convertible or exercisable or convertible within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person; provided, that we have included shares of common stock underlying such options, warrants or other securities with respect to each person who acquired any such options, warrants or other securities with the purpose or effect of changing or influencing the control of the Company in accordance with Rule 13d-3 promulgated under the Exchange Act. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Medicine Man Technologies, Inc., 4880 Havana Street, Suite 201, Denver, CO 80239. All beneficial ownership is direct and the beneficial owner has sole voting and investment power over the securities beneficially owned unless otherwise noted.

The Series A Preferred Stock is not convertible at a holder’s election within 60 days after April 28, 2021. Accordingly, we have excluded the shares of common stock issuable upon conversion of shares of Series A Preferred Stock in the table below other than with respect to holders who have a right to designate one or more directors for appointment or election to the Board. If included in the table below, the shares of common stock issuable upon conversion of shares of Series A Preferred Stock are calculated by including accrued but unpaid interest as of April 28, 2021.

Name of Beneficial Holder	Number of Shares of Beneficially Owned (A)	Percent of Outstanding Class
Officers & Directors
Justin Dye (1)	41,814,155	55.88%
Jeffrey Garwood	107,735	0.25%
Jeffery Cozad (2)	21,773,870	33.95%
Salim Wahdan (3)	218,439	0.51%
Pratap Mukharji	64,192	0.15%
Brian Ruden (4)	9,609,890	18.50%
Nancy Huber (5)	225,042	0.53%
Nirup Krishnamurthy (6)	150,000	0.35%
Dan Pabon (6)	162,500	0.38%
All Officers and Directors as a Group (7 Persons)	74,125,824	69.36%
5% or greater holders:
Dye Capital and Co. (7)	41,233,801	55.47%
CRW Capital Cann Holdings LLC (8)	21,749,360	33.91%
Dye Capital Cann Holdings, LLC (9)	18,575,000	35.95%
Dye Capital Cann Holdings II, LLC (10)	18,317,509	30.17%
Brian Ruden (11)	9,609,890	18.50%
Naser A. Joudeh (12)	8,657,248	16.96%
James E Parco (13)	2,699,262	6.37%
Charles Haupt (14)	2,660,000	6.28%
Haupt Stock Investments, LLC (15)	2,610,000	6.16%

_________________________

(1) Represents 80,354 shares of common stock held by Mr. Dye, 500,000 shares of common stock underlying options that have vested held by Mr. Dye, 9,287,500 shares of common stock and 9,287,500 shares of common stock underlying warrants held by Dye Cann I, 4,341,292 shares of common stock issuable upon conversion of Series A Preferred Stock held by Dye Capital, and 18,317,509 shares of common stock issuable upon conversion of Series A Preferred Stock held by Dye Cann II . Mr. Dye has voting and investment control over the shares of common stock beneficially owned by Dye Capital, Dye Cann I and Dye Cann II. Mr. Dye disclaims beneficial ownership of the shares held by Dye Capital, Dye Cann I and Dye Cann II except to the extent of his pecuniary interest therein.

(2) Represents 24,510 shares of common stock held by Mr. Cozad and 21,749,360 shares of common stock issuable upon conversion of Series A Preferred Stock held by CRW Capital Cann Holdings. Mr. Cozad has voting and investment control over the shares of common stock beneficially owned by CRW Capital Cann Holdings. Mr. Cozad disclaims beneficial ownership of the shares held by CRW Capital Cann Holdings except to the extent of his pecuniary interest therein.

(3) Represents 24,510 shares and 193,929 shares underlying shares of common stock underlying warrants.

(4) Represents 42,735 shares of common stock, 1,715,936 shares of common stock underlying warrants, and 7,851,219 shares of common stock issuable upon conversion of Series A Preferred Stock held by Mr. Ruden

(5) Represents 12,542 shares of common stock and 212,500 shares of common stock underlying options that have vested held by Ms. Huber.

(6) Represents shares of common stock underlying options that have vested.

(7) Represents 4,341,292 shares of common stock issuable upon conversion of shares of Series A Preferred Stock held by Dye Capital, 9,287,292 shares of common stock held by Dye Cann I, 9,287,292 shares of common stock issuable upon conversion of warrants held by Dye Cann I, and 18,317,509 shares of common stock issuable upon conversion of shares of Series A Preferred Stock held by Dye Cann II. Dye Capital is the manager of each of Dye Cann I and Dye Cann II and has voting and and investment control over the shares beneficially owned by Dye Cann I and Dye Cann II. Justin Dye is the general partner of Dye Capital and has voting and investment control over the shares beneficially owned by Dye Capital and, indirectly, over the shares beneficially ownedd by Dye Cann I and Dye Cann II.  Dye Capital, Dye Cann I and Dye Cann II’s address is 350 Camino Gardens Blvd, Suite 200, Boca Raton, FL 33432.  Dye Capital disclaims beneficial ownership of the shares beneficially owned by Dye Cann I and Dye Cann II except to the extent of its pecuniary interest therein. Mr. Dye disclaims beneficial ownership of the shares beneficially owned by Dye Capital, Dye Cann I and Dye Cann II except to the extent of his pecuniary interest therein.

(9) Represents 9,287,500 shares of common stock and 9,287,500 shares of common stock underlying warrants held by Dye Cann I. Mr. Dye has voting and investment control over the shares of common stock beneficially owned by Dye Cann I. Mr. Dye disclaims beneficial ownership of the shares held by Dye Cann I except to the extent of his pecuniary interest therein. Dye Cann I’s address is 350 Camino Gardens Blvd, Suite 200, Boca Raton, FL 33432.

(10) Represents 18,317,509 shares of common stock issuable upon conversion of Series A Preferred Stock held by Dye Cann II . Mr. Dye has voting and investment control over the shares of common stock beneficially owned by Dye Cann II. Mr. Dye disclaims beneficial ownership of the shares held by Dye Cann II except to the extent of his pecuniary interest therein. Dye Cann II’s address is 350 Camino Gardens Blvd, Suite 200, Boca Raton, FL 33432.

(11) Represents 42,735 shares of common stock, 1,715,936 shares of common stock underlying warrants, and 7,851,219 shares of common stock issuable upon conversion of Series A Preferred Stock held by Mr. Ruden.

(12) Represents 560,662 shares of common stock underlying warrants and 2,565,309 shares of common stock issuable upon conversion of Series A Preferred Stock held by Mr. Joudeh and 991,795 shares of common stock underlying warrants and 4,539,482 shares of common stock issuable upon conversion of Series A Preferred Stock held by his spouse in her name and a wholely owned LLC. The Company does not know if they share voting and investment power over these securities. The address of Mr. Joudeh and his spouse is 16836 E. Weaver Pl., Aurora, CO 80016

(13) Includes 1,421,877 shares held by James E Parco and 1,277,375 held by his wife, Pamela S. Parco. The Company does not know if they share voting and investment power over these securities. The address of Mr. Parco and his spouse is P.O. Box 324, Palmer Lake, CO 80133

(14) Represents 50,000 shares of common stock held by Charles Haupt and 3,542,786 shares held in the name of Haupt Stock Investments LLC, over which Mr. Haupt has voting and investment control. The address of Mr. Haupt and Haupt Stock Investments LLC is 27652 Schoolhouse Rd., Golden, CO 80403.

(15 Represents 3,542,786 shares held in the name of Haupt Stock Investments LLC, over which Mr. Haupt has voting and investment control. The address of Mr. Haupt and Haupt Stock Investments LLC is 27652

Schoolhouse Rd., Golden, CO 80403.

The following table sets forth, based on 87,266 shares of Series A Preferred Stock outstanding as of April 28, 2021, certain information as to the stock ownership of each person known by us to own beneficially more than five percent of the Series A Preferred Stock, of each of the named executive officers included in the Summary Compensation Table and our directors, and of all our current executive officers and directors as a group. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Medicine Man Technologies, Inc., 4880 Havana Street, Suite 201, Denver, CO 80239. All beneficial ownership is direct and the beneficial owner has sole voting and investment power over the securities beneficially owned unless otherwise noted.

Name of Beneficial Holder	Number of Shares of Beneficially Owned (A)	Percent of Outstanding Class
Officers & Directors
Justin Dye (1)	26,410	30.26%
Salim Wahdan	1,036	1.19%
Jeffery Cozad (2)	25,350	29,05%
Brian Ruden	9,151	10.49%
All Officers and Directors as a Group (7 Persons)	61,947	70.99%
5% or greater holders:
Dye Capital and Co. (3)	26,410	30.26%
CRW Capital Cann Holdings LLC (4)	25,350	29.05%
Dye Capital Cann Holdings II, LLC (5)	21,350	24.47%
Brian Ruden	9,151	10.49%
Naser A. Joudeh (6)	8,281	9.49%

 ___________________________

(1)	Represents 25,350 shares of Series A Preferred Stock held by Dye Cann II and 5,060 shares of Series A Preferred Stock held by Dye Capital. Mr. Dye has voting and investment control over the shares beneficially owned by Dye Cann II and Dye Capital.
(2)	Represents 25,350 shares held by CRW. CRW Capital, LLC is the manager of CRW and has voting and investment control over the shares beneficially owned by CRW. Mr. Cozad is one of the managers of CRW Capital, LLC and therefore has shared voting and investment control over the shares beneficially owned by CRW. Mr. Cozad disclaims beneficial ownership of the shares held by CRW except to the extent of his pecuniary interest therein.
(3)

Represents 5,060 shares of Series A Preferred Stock held by Dye Capital and 21,350 shares of Series A Preferred Stock held by Dye Cann II. Dye Capital is the manager of Dye Cann II and has voting and investment control over the shares beneficially owned by Dye Cann II. Justin Dye is the general partner of Dye Capital and has voting and investment control over the shares beneficially owned by Dye Capital and, indirectly, over the shares beneficially owned by Dye Cann II.  Mr. Dye, Dye Capital, and Dye Cann II’s address is 350 Camino Gardens Blvd, Suite 200, Boca Raton, FL 33432.  Dye Capital disclaims beneficial ownership of the shares beneficially owned by Dye Cann II except to the extent of its pecuniary interest therein. Mr. Dye disclaims beneficial ownership of the shares beneficially owned by Dye Cann II except to the extent of his pecuniary interest therein.

(4)	CRW Capital, LLC is the manager of CRW and has voting and investment control over the shares beneficially owned by CRW. Jeffrey Cozad and Marc Rubin are the managers of CRW Capital, LLC and share voting and investment control over the shares beneficially owned by CRW. CRW Capital, LLC and Messrs. Cozad and Rubin disclaim beneficial ownership of the shares held by CRW except to the extent of their respective pecuniary interest therein. The address for CRW, CRW Capital LLC and Messrs. Cozad and Rubin is 4740 W. Mockingbird Lane, P.O. Box 195579, Dallas, Texas 75209.
(5)	Represents 21,350 shares of Series A Preferred Stock held by Dye Cann II. Dye Capital is the manager of Dye Cann II and has voting and investment control over the shares beneficially owned by Dye Cann II. Mr. Dye is the general partner of Dye Capital and has voting and investment control over the shares held by Dye Capital and, indirectly, over the shares held by Dye Cann II. Dye Capital and Dye Cann II’s address is 350 Camino Gardens Blvd, Suite 200, Boca Raton, FL 33432. Mr. Dye disclaims beneficial ownership of the shares beneficially owned by Dye Cann II except to the extent of his pecuniary interest therein.
(6)	Represents 2,990 shares held by Mr. Joudeh and 5,291 shares held by his spouse in her name and a wholly owned LLC. The Company does not know if they share voting and investment power over these securities. The address of Mr. Joudeh and his spouse is 16836 E. Weaver Pl., Aurora, CO 80016

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes plans under which our equity securities are authorized for issuance as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	9,573,250	$1.26	8,926,750

Equity compensation plans not approved by security holders	–	$–	–
Total	–		–

The Medicine Man Technologies, Inc. 2017 Equity Incentive Plan, as Amended (the “Plan”), is intended to promote the best interests of the Company and its stockholders by assisting the Company in the recruitment and retention of persons with ability and initiative and providing an incentive to such persons to contribute to the growth of the Company’s business. The Company is authorized to make awards of up to an aggregate of 18,500,000 shares of the Company’s common stock under the Pl The Company is authorized to make such awards of shares of common stock, shares of restricted stock, appreciation rights, deferred shares, performance shares, incentive stock options, nonqualified stock options under the Plan. Eligible persons under the Plan include employees, directors and consultants of the Company or any affiliate of the Company. Unless earlier terminated, the Plan will terminate in 2027.

Under two separate Securities Purchase Agreements the Company has entered into with Dye Cann II and CRW, respectively, for as long as Dye Cann II or CRW, as the case may be, holds any shares of Series A Preferred Stock, the Company may not have issued and outstanding awards under any equity incentive plan for the issuance of shares of common stock representing more than 12% of the then-issued and outstanding shares of common stock (calculated on an as-converted, fully-diluted basis, excluding warrants) in the aggregate.

In addition, the Company has made the following awards outside of the Plan: (i) the right to receive an aggregate of 1,500,000 shares of common stock granted to two former officers (one of which also is a former director), which will vest at such time that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds, and (ii) options to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $1.49 per share granted to one former officer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Transactions Involving Former Directors, Executive Officers or Their Affiliated Entities

During the year ended December 31, 2019, the Company recorded sales to Futurevision, Inc., f/k/a Medicine Man Production Corp., d/b/a Medicine Man Denver (“Medicine Man Denver), a customer of the Company, totaling $402,839 and sales discounts totaling $143,473. As of December 31, 2019, the Company had an accounts receivable balance with Medicine Man Denver totaling $34,748. Also, during the year ended December 31, 2019, the Company incurred expenses from Medicine Man Denver totaling $125,897 for contract labor and other related administrative costs. During the year ended December 31, 2020, the Company recorded sales to Medicine Man Denver, totaling $997,262. The Company had an accounts receivable balance with Medicine Man Denver totaling $72,109 as of December 31, 2020. The Company’s former Chief Executive Officer, Andrew Williams, currently owns 38% of Medicine Man Denver.

During the year ended December 31, 2019, the Company recorded sales to MedPharm Holdings LLC (“MedPharm”), a customer of the Company, totaling $64,378 and sales discounts totaling $7,498. As of December 31, 2019, the Company had an accounts receivable balance with MedPharm Holdings totaling $2,604. During the year ended December 31, 2020, the Company recorded sales to MedPharm totaling $73,557. The Company had a net accounts receivable balance with MedPharm totaling $5,885 as of December 31, 2020.

During the year ended December 31, 2019, the Company made loans to MedPharm totaling $767,695 evidenced by promissory notes with original maturity dates ranging from September 21, 2019 through January 19, 2020 and bearing interest between 8 and 10% per annum. On August 1, 2020, the Company and MedPharm entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) pursuant to which (i) the parties agreed that the outstanding amount owed by MedPharm to the Company was $767,695 of principal and $47,161 in accrued and unpaid interest, (ii) MedPharm paid the Company $100,000 in cash, (iii) Andrew Williams returned 175,000 shares of the Company’s common stock to the Company, as partial repayment of the outstanding balance at a value of $1.90 per share. These shares are held in treasury. The parties agreed that MedPharm would pay the remaining balance of $181,911 by delivering product to the Company on an agreed-upon schedule through March 31, 2021.

During the year ended December 31, 2019, the Company recorded sales to Baseball 18, LLC (“Baseball”) totaling $165,617. The revenue is included under product sales - related party, net, in the Company’s consolidated financial statements. As of December 31, 2019, the Company had an accounts receivable balance with Baseball totaling $169,960. During the year ended December 31, 2019, the Company recorded sales from Farm Boy, LLC (“Farm Boy”) totaling $321,307. The revenue is included under product sales - related party, net, in the Company’s consolidated financial statements. As of December 31, 2019, the Company had an accounts receivable balance with Farm Boy totaling $330,911. During the year ended December 31, 2020, the Company recorded sales to Baseball totaling $14,605, to Farm Boy totaling $16,125, to Emerald Fields LLC totaling $16,605, and to Los Sueños Farms totaling $52,244. As of December 31, 2020 the Company had net accounts payable balances with Baseball of $31,250, and with Farm Boy of $93,944. One of the Company’s former directors, Robert DeGabrielle, owns the Colorado retail marijuana cultivation licenses for Baseball, Farm Boy, Emerald Fields LLC and Los Sueños Farms.

Transactions with Entities Affiliated with Justin Dye

The Company has participated in several transaction involving Dye Capital, Dye Cann I and Dye Cann II. Justin Dye, the Company’s Chief Executive Officer, one of our directors, the largest beneficial owner of the Company’s common stock and Series A Preferred Stock, controls Dye Capital and Dye Capital controls Dye Cann I and Dye Cann II. Dye Cann I is the largest holder of the Company’s outstanding common stock. Dye Cann II is a significant holder of the Series A Preferred Stock. Mr. Dye has sole voting and dispositive power over the securities held by Dye Capital, Dye Cann I, and Dye Cann II.

The Company entered into the Dye Cann I SPA with Dye Cann I on June 5, 2019, pursuant to which the Company agreed to sell to Dye Cann I up to between 8,187,500 and 10,687,500 shares of the Company’s common stock in several tranches at $2.00 per share and warrants to purchase 100% of the number of shares of common stock sold at a purchase price of $3.50 per share. At the initial closing on June 5, 2019, the Company sold to Dye Cann I 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock for gross proceeds of $3,000,000, and the Company has consummated subsequent closings for an aggregate of 9,287,500 shares of common stock and warrants to purchase 9,287,500 shares of common stock for aggregate gross proceeds of $18,575,000 to the Company. The terms of the Dye Cann I SPA are disclosed in the Company’s Current Report on Form 8-K filed on June 6, 2019. The Company and Dye Cann I entered into a first amendment to the Dye Cann I SPA on July 15, 2019, as described in the Company’s Current Report on Form 8-K filed on July 17, 2019, a second amendment to the Dye Cann I SPA on May 20, 2020, as described in the Company’s Current Report on Form 8-K filed on May 22, 2020, and a Consent, Waiver and Amendment on December 16, 2020, as described in the Company’s Current Report on Form 8-K filed on December 23, 2020. At the time of the initial closing under the Dye Cann I SPA, Justin Dye became a director and the Company’s Chief Executive Officer.

The Company granted Dye Cann I certain demand and piggyback registration rights with respect to the shares of common stock sold under the Dye Cann II SPA and issuable upon exercise of the warrants sold under the Dye Cann II SPA. The Company also granted Dye Can I the right to designate one or more individuals for election or appointment to the Board and Board observer rights as described under Item 10. Directors, Executive Officers and Corporate Governance – Board Designation Rights and such disclosure is incorporated herein by reference. Further, under the Dye Cann I SPA, until June 5, 2022, if the Company desires to pursue debt or equity financing, the Company must first give Dye Cann I an opportunity to provide a proposal to the Company with the terms upon which Dye Cann I would be willing to provide or secure such financing. If the Company does not accept Dye Cann I’s proposal, the Company may pursue such debt or equity financing from other sources but Dye Cann I has a right to participate in such financing to the extent required to enable Dye Cann I to maintain the percentage of the Company’s common stock (on a fully-diluted basis) that it then owns, in the case of equity securities, or, in the case of debt, a pro rata portion of such debt based on the percentage of the Company’s common stock (on a fully-diluted basis) that it then owns.

The Company entered into a Securities Purchase Agreement (the “Dye Cann II SPA”) with Dye Cann II on November 16, 2020 pursuant to which the Company agreed to sell to Dye Cann II shares of Series A Preferred Stock in one or more tranches at a price of $1,000 per share. The terms of the Dye Cann II SPA are disclosed in the Company’s Current Report on Form 8-K filed on December 23, 2020. The Company and Dye Cann II entered into an amendment to the Dye Cann II SPA on December 16, 2020, as described in the Company’s Current Report on Form 8-K filed on December 23, 2020, a second amendment to the Dye Cann II SPA on February 3, 2021, as described in the Company’s Form 8-K filed on February 9, 2021, and a third amendment to the Dye Cann II SPA on March 30, 2021, as described under Item 9B of this Report. The Company issued and sold to Dye Cann II 7,700 shares of Series A Preferred Stock on December 16, 2020, 1,450 shares of Series A Preferred Stock on December 18, 2020, 1,300 shares of Series Preferred Stock on December 22, 2020, 3,100 shares of Series A Preferred Stock on February 3, 2021, 3,800 shares of Series A Preferred Stock on March 2, 2021 and 4,000 shares of Series A Preferred Stock on March 30, 2021. As a result, the Company issued and sold an aggregate of 21,350 shares of Series A Preferred Stock to Dye Cann II for aggregate gross proceeds of $21,350,000.

The Company granted Dye Cann II certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock under the Dye Cann II SPA. Further, the Company granted Dye Can II the right to designate one or more individuals for election or appointment to the Board and Board observer rights as described under Item 10. Directors, Executive Officers and Corporate Governance – Board Designation Rights and such disclosure is incorporated herein by reference.

On December 16, 2020, the Company entered into a Secured Convertible Note Purchase Agreement with Dye Capital and issued and sold to Dye Capital a Convertible Note and Security Agreement in the principal amount of $5,000,000 as described in the Company’s Current Report on Form 8-K filed on December 23, 2020. On February 26, 2021, Dye Capital elected to convert the $5,000,000 principal amount and the $60,250 of accrued but unpaid interest under the Convertible Promissory Note and Security Agreement under its terms and Dye Capital and the Company entered into a Conversion Notice and Agreement pursuant to which the Company issued 5,060 shares of Series A Preferred Stock to Dye Capital and also paid Dye Capital $230.97 in cash in lieu of issuing any fractional shares of Series Preferred Stock upon conversion, as described in the Company’s Current Report on Form 8-K filed on March 4, 2021.

The Company previously reported the terms of the Series A Preferred Stock in the Company’s Current Report on Form 8-K filed on December 23, 2020 and under Item 1 of this Report, which disclosure is incorporated herein by reference.

During the year ended December 31, 2020, the Company recorded expenses of $66,264 with Tella Digital. During the quarter ended March 31, 2021, the Company recorded expenses of $170,119 with Tella Digital. Tella Digital provides on-premise digital experience solutions for our retail dispensary locations. Mr. Dye serves as Chairman of Tella Digital and has super majority rights.

Transactions with CRW and Affiliated Entities

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “CRW SPA”) with CRW pursuant to which the Company issued and sold 25,350 shares of Series A Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of the Company’s common stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock under the CRW SPA. On the same date, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights as described under Item 10. Directors, Executive Officers and Corporate Governance – Board Designation Rights and such disclosure is incorporated herein by reference. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Series A Preferred Stock beneficially held by CRW on the applicable date on an as-converted to common stock basis divided by the total number of shares of common stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for common stock at the time of determination). Further, under the letter agreement, the Company will pay CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $150,000 in monthly installments of $10,000. On March 14, 2021, the Board appointed Jeffrey A. Cozad as a director to fill a vacancy on the Board. Mr. Cozad is a manager and owns 50% of CRW Capital, LLC, and he shares voting and disposition power over the shares of Series A Preferred Stock held by CRW. Mr. Cozad and his family members indirectly own membership interests in CRW. The Company previously reported the terms of the CRW SPA and the CRW letter agreement in the Company’s Current Report on Form 8-K filed March 4, 2021.

Transactions with Entities Affiliated with Brian Ruden

The Company has participated in several transactions involving entities owned or affiliated with Brian Ruden, one of its directors and a beneficial owner of more than 5% of the Company’s common stock.

Between December 17, 2020 and March 2, 2021, the Company’s wholly-owned subsidiary SBUD, LLC acquired the Star Buds assets on the terms and as described in Note 11. Commitments and Contingencies and Note 17. Subsequent Events to the Company’s consolidated financial statements included in Item 8 of this Report and such disclosure is incorporated by reference herein. The Company previously reported the terms of the applicable purchase agreements and related amendments in the Company’s Current Reports on Form 8-K filed June 8, 2020, September 21, 2020, December 22, 2020, and March 8, 2021.

The aggregate purchase price for the Star Buds assets was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, also referred to in this Report as “seller note(s),” (iii) 29,500 shares of Series A Preferred Stock, of which 25,075 shares were issued at the applicable closings and 4,425 shares are held in held in escrow and will be released post-closing to either Star Buds or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of the Company’s common stock to the sellers. As of March 31, 2021, the Company owed an aggregate principal amount of $44,250,000 under the seller notes and accrued but unpaid interest of $425,162. The Company has not paid any principal and has paid an aggregate of $810,887 of interest on the seller notes as of March 31, 2021. Mr. Ruden’s interest in the aggregate purchase price for the Star Buds assets is as follows: (i) $13,727,490 in cash at the applicable closings, (ii) $13,727,490 in seller notes, (iii) 9,152 shares of Series A Preferred Stock, of which 7,779 shares were issued at the applicable closings and 1,373 shares are held in held in escrow and will be released post-closing to either Mr. Ruden or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 1,715,936 shares of the Company’s common stock to Mr. Ruden and paid Mr. Ruden an aggregate of $111,824 in interest on his seller notes.

Mr. Ruden was a part-owner of each of the Star Buds Companies. Mr. Ruden owned 50% of Colorado Health Consultants LLC, 50% of Starbuds Aurora LLC, 50% of Starbuds Pueblo LLC, 50% of Starbuds Alameda LLC, 48% of SB Arapahoe LLC, 36% of Starbuds Commerce City LLC, 30% of Starbuds Louisville LLC, 25% of Starbuds Niwot LLC, 16.66% of Lucky Ticket LLC, 15% of KEW LLC, and 10% of LM MJC LLC.

In connection with acquiring the Star Buds assets for our Pueblo West and Commerce City locations, SBUD LLC entered into a lease with each of 428 S. McCulloch LLC and 5844 Ventures LLC on substantially the same terms.

Each of the leases is for an initial three-year term. The lease with 428 S. McCulloch LLC is for the Company’s Pueblo West Star Buds location and was effective on December 17, 2020. The lease with 45844 Ventures LLC is for the Company’s Commerce City Star Buds location and was effective on December 18, 2020. Each lease provides for a monthly rent payment of $5,000. SBUD LLC expect to pay each landlord an aggregate of $180,000 during the initial term of the leases. During 2020, SBUD LLC made aggregate rent payments of $10,000. Between January 1, 2021 and March 31, 2021, SBUD LLC made aggregate rent payments of $30,000. In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms. The rent increase to $5,500 per month during the first three-year renewal period, and to $6,050 during the second three-year renewal period. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

On December 17, 2020, SBUD, LLC entered into a Trademark License Agreement with Star Brands LLC under which Star Brands LLC licenses certain trademarks to SBUD, LLC effective as of the closing of the acquisitions of all of the Star Buds assets. SBUD LLC has no payment obligation under this agreement. Mr. Ruden is a part-owner of Star Brands LLC.

In connection with the Star Buds acquisitions, the Company granted Mr. Ruden and Naser Joudeh the right designate individuals for election or appointment to the Board as described under the Item 10. Directors, Executive Officers and Corporate Governance – Board Designation Rights and such disclosure is incorporated herein by reference.

Procedures for Approval of Related Party Transactions

Related party transactions are subject to the advance review and approval of the Audit Committee and/or the full Board, with advice from outside counsel. In its review, the Audit Committee and/or Board is provided with full disclosure of the parties involved in the transaction and considers the relationships amongst the parties and members of our Board and executive officers.

Our bylaws provide that until June 5, 2021, at least four members of the Board must vote in favor of certain specified actions, including, among others, entering into or be a party to or making modifications to any transaction with any director or officer of the Company or any “associate” (as defined in Rule 12b-2 promulgated under the Exchange Act) of any such person (including any family member thereof).

Independence Standards for Directors

Our Board is currently comprised of six members, and one seat is open at this time. Our Board has affirmatively determined that Mr. Cozad, Mr. Garwood and Mr. Mukharji are each independent within the meaning of the OTCQX Rules for U.S. Companies. The Board currently has four members on its Audit Committee, three of which are independent, Mr. Cozad, Mr. Garwood, and Mr. Mukharji which meets the qualification of the OTCQX Rules for U.S. Companies.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed by BF Borgers, CPA P.C. (“BFB”), our independent registered accounting firm for the fiscal years ended December 31, 2020 and December 31, 2019. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2020	2019
Audit fees	$86,400	$115,000
Audit-related fees	–	–
Tax fees	–	2,500
All other fees	–	–
Total Fees	$86,400	$117,500

Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Tax fees. Consists of fees paid to BFB related to the filings of federal and state returns during the years ended December 31, 2019.

The Audit Committee of our Board has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and tax services provided by BFB in 2020 and 2019 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with BFB maintaining its independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed or furnished as part of this Report:

1.       Financial Statements

See listing of Consolidated Financial Statements included as part of this Report in Item 8 of Part II.

2.       Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3.       Exhibits

The following exhibits are incorporated by reference into or are filed or furnished with this Report as indicated below:

Exhibit No.	Description

2.1	Merger Agreement dated November 23, 2019, by and among Medicine Man Technologies, Inc., PBS Merger Sub, LLC, Mesa Organics Ltd., James Parco, and Pamela Parco (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed November 29, 2019 (Commission File No. 001-55450))
2.2	First Amendment dated April 16, 2020 to Merger Agreement dated November 23, 2019, by and among Medicine Man Technologies, Inc., PBS Merger Sub, LLC, Mesa Organics Ltd., James Parco, and Pamela Parco (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed April 24, 2020 (Commission File No. 001-55450))
2.3	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Colorado Health Consultants, LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.4	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and CitiMed, LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.5	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Lucky Ticket LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.6	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Kew LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.7	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB Aurora LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))

2.8	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB Arapahoe LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.9	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB 44th LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.10	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Pueblo LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.8 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.11	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Louisville LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.9 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.12	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Niwot LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.10 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.13	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Alameda LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.11 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.14	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Longmont LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.12 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.15	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Commerce City LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.13 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.16	Omnibus Amendment No. 1 dated September 15, 2020 to Asset Purchase Agreements dated June 5, 2020 (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed September 21, 2020 (Commission File No. 001-355450))
2.17	Omnibus Amendment No. 2 to Asset Purchase Agreement, dated as of December 17, 2020, by and among SBUD LLC, Medicine Man Technologies, Inc., and each signatory thereto designated as a seller (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 001-55450))
3.1	Articles of Incorporation filed with the Secretary of State of Nevada on March 20, 2014
3.2	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 25, 2014
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on March 19, 2015
3.4	Articles of Exchange filed with the with the Secretary of State of Nevada on June 7, 2017
3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 13, 2019
3.6	Certificate of Designation of Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of Nevada on December 16, 2020
3.7	Certificate of Amendment to Designation of Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of Nevada on March 1, 2021
3.8	Complete Articles of Incorporation together with Certificates of Amendment, Articles of Exchane and the Certificate of Designation of Series A Cumulative Convertible Preferred Stock, as amended

3.9	Amended and Restated Bylaws of Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 11, 2019 (Commission File No. 001-55450))
4.1*	Description of Capital Stock of Medicine Man Technologies, Inc.
4.2+	Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-8 filed June 12, 2017 (Commission File No. 333-218662))
4.3+	Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan
4.4+	Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2019 (Commission File No. 001-55450))
4.5+	Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan
4.6	Form of Stock Option Award Agreement
4.7*	Form of Warrant to Purchase Common Stock of Medicine Man Technologies, Inc. issued on June 5, 2019
4.8*	Warrant to Purchase Common Stock of Medicine Man Technologies, Inc.
4.9	Convertible Note and Security Agreement, dated December 16, 2020, issued to Dye Capital & Company, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 001-55450))
4.10	Form of Warrant to Purchase Common Stock of Medicine Man Technologies, Inc. issued to Star Buds Sellers and Members
10.1	Technology License Agreement effective as of May 1, 2014 between Medicine Man Production Corporation and Medicine Man Technologies Inc. (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-1 filed April 14, 2015 (Commission File No. 333-203424))
10.2	Letter Agreement dated February 5, 2015 between Breakwater Corporate Finance and Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-1 filed April 14, 2015 (Commission File No. 333-203424))
10.3	Form of Medicine Man Technologies License Agreement by and between Medicine Man Technologies, Inc. and the Licensees identified therein (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.’s Amendment to Registration Statement on Form S-1/A filed September 11. 2015 (Commission File No. 333-203424))
10.4	Share Exchange Agreement as of February 27, 2017 among Medicine Man Technologies, Inc., Success Nutrients, Inc. and the shareholders of Success Nutrients, Inc. (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 17, 2017 (Commission File No. 000-55450))
10.5	Agreement and Plan of Merger as of February 27, 2017 among Medicine Man Technologies, Inc., Medicine Man Consulting, Inc. and Pono Publications Ltd. (Agreement between the Company and Pono Publications, Inc. (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 17, 2017 (Commission File No. 000-55450))
10.6	Office Building Lease as of January 31, 2017 by and between Havana Gold LLC and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.6 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 17, 2017 (Commission File No. 000-55450))
10.7	Share Exchange Agreement as of July 21, 2017 by and among Medicine Man Technologies, Inc., Denver Consulting Group LLC and the members of Denver Consulting Group, LLC (Incorporated by reference to Exhibit 10.7 of Medicine Man Technologies, Inc.’s current report on Form 8-K filed July 26, 2017 (Commission File No. 000-55450))

10.8	Securities Purchase Agreement, dated June 5, 2019, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 6, 2019 (Commission File No. 001-55450))
10.9	Amendment to Securities Purchase Agreement, dated July 15, 2019, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’ s Current Report on Form 8-K filed July 17, 2019 (Commission File No. 001-55450))
10.10	Amendment to Securities Purchase Agreement, dated May 20, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’ s Current Report on Form 8-K filed May 22, 2020 (Commission File No. 001-55450))
10.11	Binding Term Sheet, dated August 6, 2019, between Medicine Man Technologies, Inc. and Cold Baked, LLC/Golden Works, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed August 12, 2019 (Commission File No. 001-55450))
10.12+	Employment Agreement dated December 5, 2019 by and between Justin Dye and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.10 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.13+	Employment Agreement dated December 5, 2019 by and between Nancy Huber and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.11 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.14+	Amendment to Employment Agreement dated February 6, 2020 by and between Nancy Huber and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.12 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.15+	Employment Agreement as of December 5, 2020 by and between Bob DeGabrielle and Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 10.13 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.16+	Employment Agreement dated August 12, 2019 by and between Daniel R. Pabon and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.14 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.17+	Employment Agreement dated March 1, 2020 by and between Nirup Krishnamurthy and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed September 15, 2020 (Commission File No. 001-55450))
10.18+	Severance Agreement and Release, dated February 25, 2020 by and between the Andrew Johns Williams and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 3, 2020 (Commission File No. 001-55450))
10.19	Securities Purchase Agreement, dated November 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Quarterly Report on Form 10-Q filed November 16, 2020 (Commission File No. 000-55450))
10.20	Amendment to Securities Purchase Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))

10.21*	Letter Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC
10.22	Note Purchase Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital & Company, LLC (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))
10.23	Consent, Waiver and Amendment, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))
10.24*	Paul Dickman Restricted Stock Unit Agreement
10.25*	Third Amendment to Securities Purchase Agreement, dated March 30, 2021, between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC
10.26	Trademark License Agreement
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 14, 2016 (Commission File No. 000-55450))
21.1*	List of Subsidiaries
23.1*	Consent of BF Borgers CPA PC
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Date File (formatted in iXBRL in Exhibit 101)

+ Indicates management contract or compensatory plan or arrangement.

* Previously filed with the Original 10-K.

** Previously furnished with the Original 10-K.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 30, 2021	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Nancy Huber
Nancy Huber
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Dye	Chief Executive Officer and Executive Chairman	April 30, 2021
Justin Dye	(Principal Executive Officer)

/s/ Nancy Huber	Chief Financial Officer	April 30, 2021
Nancy Huber	(Principal Financial Officer)

/s/ Daniel Pabon	General Counsel and Chief Government Affairs Officer	April 30, 2021
Daniel Pabon

/s/ Nirup Krishnamurthy	Chief Operating Officer	April 30, 2021
Nirup Krishnamurthy

/s/ Jeffrey A. Cozad	Director	April 30, 2021
Jeffrey A. Cozad

/s/ Salim Wahdan	Director	April 30, 2021
Salim Wahdan

/s/ Brian Ruden	Director	April 30, 2021
Brian Ruden

/s/ Jeff Garwood	Director	April 30, 2021
Jeff Garwood

/s/ Pratap Mukharji	Director	April 30, 2021
Pratap Mukharji

