Form 10-Q
period 2021-03-31
Medicine Man Technologies, Inc.
filed 2021-05-13
CIK 1622879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

4880 Havana Street

Suite 201

Denver, Colorado 80239

(Address of principal executive offices, zip code)

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

As of May 10, 2021, the Registrant had 42,331,595 shares of Common Stock outstanding.

NOTE ABOUT FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted pursuant to the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other words of similar meaning in connection with a discussion of future events or future operating or financial performance, although the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual events or our actual results, performance, or achievements to be materially different from the future events, results, performance or achievements expressed or implied by any forward-looking statements. There can be no assurance that future events, results, performance or achievements will be in accordance with our expectations or that the effect of future events, results, performance or achievements will be those anticipated by us.

Factors and risks that may cause or contribute to actual events, results, performance or achievements differing from these forward-looking statements include, but are not limited to, for example:

•	regulatory limitations on our products and services;

•	our ability to complete and integrate announced acquisitions;

•	general industry and economic conditions;

•	our ability to access adequate capital upon terms and conditions that are acceptable to us;

•	volatility in credit and market conditions;

•	other risks and uncertainties related to the cannabis market and our business strategy.

We operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Quarterly Report on Form 10-Q are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

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

All forward-looking statement speak only as of the date of this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

Expressed in U.S. Dollars

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$22,966,320	$1,231,235
Accounts receivable, net of allowance for doubtful accounts	2,365,063	1,270,380
Accounts receivable – related party	–	80,494
Inventory	5,588,257	2,619,145
Notes receivable – related party	40,231	181,911
Prepaid expenses	627,016	614,200
Total current assets	31,586,887	5,997,365
Non-current assets
Fixed assets, net accumulated depreciation of $1,032,211 and $872,579, respectively	3,089,027	2,584,798
Goodwill	40,532,910	53,046,729
Intangible assets, net accumulated amortization of $1,796,386 and $200,456, respectively	97,589,114	3,082,044
Marketable securities, net of unrealized gain (loss) of $214,630 and ($129,992), respectively	491,412	276,782
Accounts receivable – litigation	3,063,968	3,063,968
Other noncurrent assets	423,710	51,879
Operating lease right of use assets	4,242,124	2,579,036
Total non-current assets	149,432,265	64,685,236
Total assets	$181,019,152	$70,682,601

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,481,572	$3,508,478
Accounts payable – related party	41,123	48,982
Accrued expenses	8,298,446	2,705,445
Derivative liabilities	2,301,295	1,047,481
Deferred revenue	–	50,000
Notes payable – related party	–	5,000,000
Total current liabilities	13,122,436	12,360,386
Long-term liabilities
Long term debt	54,250,000	13,901,759
Lease liabilities	4,342,018	2,645,597
Total long-term liabilities	58,592,018	16,547,356
Total liabilities	71,714,454	28,907,742

Shareholders’ equity
Common stock $0.001 par value. 250,000,000 authorized, 42,819,815 shares issued and 42,331,595 outstanding as of March 31, 2021 and 42,601,773 shares issued and 42,169,041 outstanding as of December 31, 2020, respectively.	42,820	42,602
Preferred stock $0.001 par value. 10,000,000 authorized. 87,266 shares issued and outstanding as of March 31, 2021 and 19,716 shares issued and outstanding as of December 31, 2020, respectively.	87	20
Additional paid-in capital	157,530,563	85,357,835
Accumulated deficit	(46,823,076)	(42,293,098)
Common stock held in treasury, at cost, 488,220 shares held as of March 31, 2021 and 432,732 shares held as of December 31, 2020.	(1,445,696)	(1,332,500)
Total shareholders' equity	109,304,698	41,774,859
Total liabilities and stockholders’ equity	$181,019,152	$70,682,601

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2021 and 2020

Expressed in U.S. Dollars

	Three Months Ended March 31,
	2021	2020
Operating revenues
Retail	$11,816,200	$–
Wholesale	7,446,265	2,528,931
Other	77,650	674,203
Total revenue	19,340,115	3,203,134
Cost of goods and services
Cost of goods and services	12,087,111	2,148,535
Total cost of goods and services	12,087,111	2,148,535
Gross profit	7,253,004	1,054,599
Operating expenses
Selling, general and administrative	3,189,638	666,919
Professional services	2,195,108	1,248,988
Salaries	1,869,358	1,997,036
Stock-based compensation	1,483,806	1,252,731
Total operating expenses	8,737,910	5,165,674
Loss from operations	(1,484,906)	(4,111,075)
Other income (expense)
Interest income (expense), net	(961,282)	48,042
Gain on forfeiture of contingent consideration	–	1,462,636
Unrealized gain (loss) on derivative liabilities	(1,253,814)	1,191,963
Gain (loss) on sale of assets	292,479	–
Unrealized gain (loss) on investment	214,630	29,124
Total other income (expense)	(1,707,987)	2,731,765
Loss before income taxes	(3,192,893)	(1,379,310)
Provision for income tax (benefit) expense	456,614	–
Net loss	$(3,649,507)	$(1,379,310)

Loss per share attributable to common shareholders
Basic and diluted loss per share	$(0.09)	$(0.03)
Weighted average number of shares outstanding, basic and diluted	42,616,309	39,952,628

Comprehensive loss	$(3,649,507)	$(1,379,310)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2021 and 2020

Expressed in U.S. Dollars

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance at, December 31, 2019	–	–	39,952,628	$39,953	$50,356,469	$(22,816,477)	257,732	$(1,000,000)	$26,579,945
Net income (loss)	–	–	–	–	–	(1,379,310)	–	–	(1,379,310)
Stock based compensation expense related to common stock options	–	–	–	–	1,252,731	–	–	–	1,252,731
Balance, March 31, 2020	–	–	39,952,628	$39,953	$51,609,200	$(24,195,787)	257,732	$(1,000,000)	$26,453,366

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance at, December 31, 2020	19,716	20	42,601,773	$42,602	$85,357,835	$(42,099,098)	432,732	$(1,332,500)	$41,774,859
Net income (loss)	–	–	–	–	–	(3,649,507)	–	–	(3,649,507)
Issuance of stock as payment for acquisitions	20,240	20	–	–	20,239,980	–	–	–	20,240,000
Return of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers, and/or directors	–	–	218,042	218	444,588	–	–	–	444,806
Issuance of stock in connection with sales made under private or public offerings	47,310	47	–	–	50,449,160	–	–	–	50,449,207
Dividends declared	–	–	–	–	–	(880,471)	–	–	(880,471)
Return of common stock	–	–	–	–	–	–	55,488	(113,196)	(113,196)
Stock based compensation expense related to common stock options	–	–	–	–	1,039,000	–	–	–	1,039,000
Balance, March 31, 2021	87,266	87	42,819,815	$42,820	$157,530,563	$(46,823,076)	488,220	$(1,445,696)	$109,304,698

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2021 and 2020

Expressed in U.S. Dollars

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss for the period	$(3,649,507)	$(1,379,310)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,790,568	6,113
Gain on forfeiture of contingent consideration	–	(1,462,636)
(Gain) loss on change in derivative liabilities	1,253,814	(1,191,963)
(Gain) loss on investment, net	(214,630)	(29,124)
Stock based compensation	1,483,806	1,252,731
Changes in operating assets and liabilities
Accounts receivable	(1,014,189)	(107,426)
Accrued interest receivable	–	(1,248)
Inventory	225,878	42,251
Prepaid expenses and other current assets	(12,816)	–
Other assets	(371,831)	(178,290)
Operating lease right of use assets and liabilities	33,334	5,053
Accounts payable and other liabilities	2,224,092	572,827
Deferred revenue	(50,000)	–
Net cash provided by (used in) operating activities	1,698,519	(2,471,022)

Cash flows from investing activities
Purchase of fixed assets	(633,114)	(307,178)
Cash consideration for acquisition of business	(65,109,039)	–
Issuance of notes receivable	141,680	–
Net cash (used in) investing activities	(65,600,473)	(307,178)

Cash flows from financing activities
Proceeds from issuance of debt, net	40,348,241	–
Repayment of notes payable	(5,000,000)	–
Proceeds from issuance of stock, net of issuance costs	50,282,798	–
Net cash provided by financing activities	85,631,039	–

Net (decrease) increase in cash and cash equivalents	21,729,085	(2,778,200)
Cash and cash equivalents at beginning of period	1,237,235	11,853,627
Cash and cash equivalents at end of period	$22,966,320	$9,075,427

Supplemental disclosure of cash flow information:
Cash paid for interest	$897,247	$–

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

In 2017, the Company acquired additional cultivation intellectual property through the acquisition of Success Nutrients™ and Pono Publications, including the rights to the book titled “Three A Light” and its associated cultivation techniques, which have been part of the Company’s products and services offerings since the acquisition. The Company acquired Two J’s LLC d/b/a The Big Tomato (“The Big Tomato”) in 2018, which operates a retail location in Aurora, Colorado. It has been a leading supplier of hydroponics and indoor gardening supplies in the metro Denver area since May 2001. The Company was focused on cannabis dispensary and cultivation consulting and providing equipment and nutrients to cannabis cultivators until its first plant touching acquisition in April of 2020. In 2019, due to the changes in Colorado law permitting non-Colorado resident and publicly traded investment into “plant-touching” cannabis companies, the Company made a strategic decision to move toward direct plant-touching operations. The Company developed a plan to roll up a number of direct plant-touching dispensaries, manufacturing facilities, and cannabis cultivations with a target to be one of the largest seed to sale cannabis businesses in Colorado. In April 2020, the Company acquired its first plant-touching business, Mesa Organics Ltd. (“Mesa Organics”), which consists of four dispensaries and one manufacturing infused products facility (“MIP”), d/b/a Purplebee’s.

On April 20, 2020, the Company rebranded and conducts its business under the trade name, Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol SHWZ.

On December 17, 2020, the Company closed on the acquisition of (i) Starbuds Pueblo LLC; and (ii) Starbuds Alameda LLC. On December 18, 2020, the Company closed on the acquisition of (i) Starbuds Commerce City LLC; (ii) Lucky Ticket LLC; (iii) Starbuds Niwot LLC; and (iv) LM MJC LLC under the applicable Asset Purchase Agreements (“APAs”).

On February 4, 2021, the Company acquired the assets of Colorado Health Consultants LLC and Mountain View 44th LLC under the applicable APAs.

On March 2, 2021, the Company acquired the assets of (i) Starbuds Aurora LLC, (ii) SB Arapahoe LLC; (iii) Citi-Med LLC; (iv) Starbuds Louisville LLC; and (v) KEW LLC under the applicable APAs.

From December 2020 through March 2021 the Company completed a private placement of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) for aggregate gross proceeds of $57.7 million dollars. In the private placement, the Company issued and sold an aggregate of 57,700 shares of Series A Preferred Stock at a price of $1,000 per share under securities purchase agreement with Dye Capital Cann Holdings II, LLC (“Dye Cann II”) and CRW Cann Holdings, LLC (“CRW”) as well as subscription agreements with unaffiliated investors. Among other terms, each share of Series A Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of the Company’s common stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances.

In addition, on December 16, 2020, the Company issued and sold a Convertible Promissory Note and Security Agreement in the original principal amount of $5,000,000 to Dye Capital & Company, LLC (“Dye Capital”). On February 26, 2021, Dye Capital converted all outstanding amounts under the note into 5,060 shares of Preferred Stock.

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

The Company’s operations are organized into three different segments as follows: (i) retail, consisting of retail locations for sale of cannabis products, (ii) wholesale, consisting of manufacturing and sale of wholesale cannabis products, nutrients for cannabis, and hydroponics and indoor gardening supplies, and (iii) other, consisting of all other income and expenses, including those related to licensing and consulting services, facility design services, facility management services, and corporate operations.

1.	Liquidity and Capital Resources:

During the quarters ended March 31, 2021 and 2020, the Company primarily used revenues from its operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $22,966,320 and $1,231,235 classified as cash and cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be more than the insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

To mitigate credit risk, the Company may purchase highly liquid investments with an original maturity of three months or less. As of March 31, 2020, the Company had one United States Treasury Bill with a maturity date of April 7, 2020 and bearing interest at a rate of approximately 0.65%. The Company did not have any such United States Treasury Bills as of March 31, 2021.

2.	Critical Accounting Policies and Estimates

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2020 and 2019, as presented in the Company’s Annual Report on Form 10-K filed on March 31, 2021 with the SEC.

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

Reclassifications

During the quarter ended March 31, 2021, we changed our segments based on the way management discusses and reviews financial information. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s net (loss) earnings and financial position.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2021	December 31, 2020
Level 1 – Marketable Securities Available-for-Sale – Recurring	491,412	276,782

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business. This accounts receivable relates to the Company’s wholesale and other revenue segments. Accounts receivable is recorded when a milestone is reached at point in time resulting in funds being due for delivered goods or services, and where payment is reasonably assured. Wholesale revenues are generally collected within 14 to 30 days after invoice is sent. Consulting revenues are generally collected from 30 to 60 days after the invoice is sent.

The following table depicts the composition of our accounts receivable as of March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
Accounts receivable – trade	$2,524,718	$1,315,188
Accounts receivable – related party	–	80,494
Accounts receivable – litigation, non-current	3,063,968	3,063,968
Allowance for doubtful accounts	(159,656)	(44,808)
Total accounts receivable	$5,429,031	$4,414,842

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required. As of March 31, 2021 and December 31, 2020, the Company recorded an allowance for doubtful accounts of $159,656 and $44,808, respectively.

Notes Receivable

On July 17, 2018, the Company entered into an intellectual property license agreement with Abba Medix Corp. (“AMC”), a wholly owned subsidiary of publicly traded Canada House Wellness Group, Inc.. The Company agreed to provide a lending facility to AMC in CAD$125,000 increments of up to CAD$500,000. The lending facility is for a term of 36 months and bears interest at a rate of 2%. As of March 31, 2021 and December 31, 2020, the outstanding balance, including accrued interest, on the notes receivable with AMC totaled $248,025 and $246,765, respectively. As of March 31, 2021 and December 31, 2020, the Company has recorded a full allowance on the note receivable balance.

Other Assets (Current and Non-Current)

Other assets as of March 31, 2021 and December 31, 2020 were $1,050,726 and $666,079, respectively. As of March 31, 2021, this balance included $627,016 in prepaid expenses and $423,710 in security deposits. As of December 31, 2020, other assets included $345,777 in prepaid expenses, $268,423 in tax receivable, and $51,879 in security deposits. Prepaid expenses were primarily comprised of insurance premiums, membership dues, conferences and seminars, and other general and administrative costs.

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

The Company performed its annual fair value assessment as of December 31, 2020, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists. No additional factors or circumstances existed as of March 31, 2021 that would indicate impairment.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2020 on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

Accounts Payable

Accounts payable as of March 31, 2021 and December 31, 2020 were $2,522,695 and $3,557,460, respectively and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of March 31, 2021 and December 31, 2020 were $8,298,446 and $2,705,445, respectively. As of March 31, 2021, this was comprised of customer deposits of $24,958, accrued payroll of $1,402,814, and operating expenses of $6,870,674. As of December 31, 2020, accrued expenses and other liabilities was comprised of customer deposits of $26,826, accrued payroll of $1,154,887, and operating expenses of $1,523,732.

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

The Company has three main revenue streams: retail; wholesale; and other.

Retail and wholesale sales are recorded at the time that control of the products is transferred to customers. In evaluating the timing of the transfer of control of products to customers, the Company considers several indicators, including significant risks and rewards of products, its right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to customers.

Other revenue consists of other income and expenses, including related to, licensing and consulting services, facility design services, facility management services, the Company’s Three A Light™ publication, and corporate operations. Revenue is recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved and target harvest yields are exceeded or earned upon the completion of the seminar. The Company also recognizes expense reimbursement from clients as revenue for expenses incurred during certain jobs.

Costs of Goods and Services Sold

Costs of goods and services sold are comprised of related expenses incurred while supporting the implementation and sales of the Company’s products and services.

General and Administrative Expenses

General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s services.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $111,685 and $129,267 during the quarter ended March 31, 2021 and 2020, respectively.

Stock Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, Stock Compensation and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and Emerging Issues Task Force (“EITF”) 96-18 when stock or options are awarded for previous or current service without further recourse.

Share-based expense paid to through direct stock grants is expensed as occurred. Since the Company’s common stock is publicly traded, the value is determined based on the number of shares of common stock issued and the trading value of the common stock on the date of the transaction.

On June 20, 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Previously, share-based payment arrangements to nonemployees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services were accounted for under ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date, which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award, which is the same as share-based payments for employees. The Company adopted the requirements of the new rule as of January 1, 2019, the effective date of the new guidance.

The Company recognized $1,483,806 in expense for stock-based compensation from common stock options and common stock issued to employee, officers, and directors during the three months ended March 31, 2021, and $1,252,731 in expense for stock-based compensation from common stock options issued to employees during the three months ended March 31, 2020.

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

Operating leases are included in operating lease ROU assets and operating lease liabilities, current and non-current, on the Company's consolidated balance sheets.

3.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In January 2017 the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years. Adoption of this ASU did not have a significant impact on the Company’s consolidated results of operations, cash flows and financial position.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment became effective for public companies with fiscal years beginning after December 15, 2020. The Company is evaluating the impact of this amendment on its consolidated financial statements.

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

4.	Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	March 31, 2021	December 31, 2020
Furniture and fixtures	$294,204	$228,451
Leasehold improvements	656,314	90,314
Machinery and Tools	1,401,752	1,456,752
Office equipment	69,983	104,059
Software	1,308,387	1,308,387
Work in process	390,598	269,414
	$4,121,239	$3,457,377
Less: Accumulated depreciation	(1,032,211)	(872,579)
Total property and equipment, net of depreciation	$3,089,027	$2,584,798

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture and fixtures	3 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Vehicles	3 years
Office equipment	3 years

Depreciation expense for the three months ended March 31, 2021 and 2020 was $194,637 and $4,465 respectively.

5.	Intangible Asset

Intangible assets as of March 31, 2021 and December 31, 2020 were comprised of the following:

	March 31, 2021	December 31, 2020
Licenses	$88,745,700	$1,667,000
Tradename	4,270,000	350,000
Customer relationships	5,150,000	1,055,000
Non-compete	1,130,000	120,000
Product license and registration	57,300	57,300
Trade secret – intellectual property	32,500	32,500
	$99,385,500	$3,282,500
Less: accumulated amortization	(1,796,386)	(200,456)
Total intangible assets, net of amortization	$97,589,114	$3,082,044

Amortization expense for the three months ended March 31, 2021 and 2020 was $1,595,931 and $1,648, respectively.

6.	Derivative Liability

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

The Company accounts for derivative instruments in accordance with the US GAAP accounting guidance under ASC 815, Derivatives and Hedging Activities. The Company estimated the fair value of these derivatives at the respective balance sheet dates using the Black-Scholes option pricing model based upon the following inputs: (i) stock price on the date of grant ranging between $1.32 - $3.75, (ii) a risk-free interest rate ranging between 1.87% - 2.57%, and (iii) an expected volatility of the price of the underlying common stock ranging between 145% - 158%.

As of March 31, 2021, the fair value of these derivative liabilities is $2,301,295. The change in the fair value of derivative liabilities for the three months ended March 31, 2021 was $1,253,814 resulting in an aggregate unrealized loss on derivative liabilities.

7.	Related Party Transactions

Transactions Involving Former Directors, Executive Officers or Their Affiliated Entities

During the year ended December 31, 2020, the Company recorded sales to Medicine Man Denver, totaling $997,262. The Company had an accounts receivable balance with Medicine Man Denver totaling $72,109 as of December 31, 2020. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in Medicine Man Denver. Effective February 25, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from Medicine Man Denver during the period ended March 31, 2021.

During the year ended December 31, 2020, the Company recorded sales to MedPharm Holdings LLC (“MedPharm”) totaling $73,557. The Company had a net accounts receivable balance with MedPharm totaling $5,885 as of December 31, 2020. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in MedPharm. Effective February 25, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from MedPharm during the period ended March 31, 2021.

Also, during the year ended December 31, 2019, the Company issued various notes receivable to MedPharm totaling $767,695 with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. All notes extended to May 2020 by mutual agreement between the Company and noteholder. On August 1, 2020, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with MedPharm. Pursuant to the terms of the Settlement Agreement, the Company and MedPharm agreed that the amount of the settlement to be furnished to the Company by MedPharm shall be $767,695 in principal and $47,161 in accrued interest. The Company received a $100,000 cash payment from MedPharm on August 1, 2020. On September 4, 2020, Andrew Williams, a member of the MedPharm Board of Directors and the Company’s former Chief Executive Officer, returned 175,000 shares of the Company’s common stock to the Company, as equity consideration at a price of $1.90 per share, a mutually agreed upon price per share. These shares are held in treasury. The remaining outstanding principal and interest of $181,911 due and payable by MedPharm under the Settlement Agreement will be paid out in bi-weekly installments of product by scheduled deliveries through March 31, 2021. As of March 31, 2021, the remaining outstanding principal and interest was $40,231.

During the year ended December 31, 2020, the Company recorded sales to Baseball 18, LLC (“Baseball”) totaling $14,605, to Farm Boy, LLC (“Farm Boy”) totaling $16,125, to Emerald Fields LLC (“Emerald Fields”) totaling $16,605, and to Los Sueños Farms (“Los Sueños”) totaling $52,244. As of December 31, 2020 the Company had net accounts payable balances with Baseball of $31,250, and with Farm Boy of $93,944. One of the Company’s former directors, Robert DeGabrielle, owns the Colorado retail marijuana cultivation licenses for Farm Boy, Baseball, Emerald Fields, and Los Sueños. Effective June 19, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from Baseball, Farm Boy, Emerald Fields, or Los Sueños during the period ended March 31, 2021.

Transactions with Entities Affiliated with Justin Dye

The Company has participated in several transaction involving Dye Capital, Dye Capital Cann Holdings, LLC (“Dye Cann I”) and Dye Cann II. Justin Dye, the Company’s Chief Executive Officer, one of our directors, and the largest beneficial owner of the Company’s common stock and Series A Preferred Stock, controls Dye Capital and Dye Capital controls Dye Cann I and Dye Cann II. Dye Cann I is the largest holder of the Company’s outstanding common stock. Dye Cann II is a significant holder of the Series A Preferred Stock. Mr. Dye has sole voting and dispositive power over the securities held by Dye Capital, Dye Cann I, and Dye Cann II.

The Company entered into a Securities Purchase Agreement with Dye Cann I on June 5, 2019, (as amended, the “Dye Cann I SPA”) pursuant to which the Company agreed to sell to Dye Cann I up to between 8,187,500 and 10,687,500 shares of the Company’s common stock in several tranches at $2.00 per share and warrants to purchase 100% of the number of shares of common stock sold at a purchase price of $3.50 per share. At the initial closing on June 5, 2019, the Company sold to Dye Cann I 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock for gross proceeds of $3,000,000, and the Company has consummated subsequent closings for an aggregate of 9,287,500 shares of common stock and warrants to purchase 9,287,500 shares of common stock for aggregate gross proceeds of $18,575,000 to the Company. The terms of the Dye Cann I SPA are disclosed in the Company’s Current Report on Form 8-K filed on June 6, 2019. The Company and Dye Cann I entered into a first amendment to the Dye Cann I SPA on July 15, 2019, as described in the Company’s Current Report on Form 8-K filed on July 17, 2019, a second amendment to the Dye Cann I SPA on May 20, 2020, as described in the Company’s Current Report on Form 8-K filed on May 22, 2020, and a Consent, Waiver and Amendment on December 16, 2020, as described in the Company’s Current Report on Form 8-K filed on December 23, 2020. At the time of the initial closing under the Dye Cann I SPA, Justin Dye became a director and the Company’s Chief Executive Officer.

The Company granted Dye Cann I certain demand and piggyback registration rights with respect to the shares of common stock sold under the Dye Cann I SPA and issuable upon exercise of the warrants sold under the Dye Cann I SPA. The Company also granted Dye Cann I the right to designate one or more individuals for election or appointment to the Company’s board of directors (the “Board”) and Board observer rights. Further, under the Dye Cann I SPA, until June 5, 2022, if the Company desires to pursue debt or equity financing, the Company must first give Dye Cann I an opportunity to provide a proposal to the Company with the terms upon which Dye Cann I would be willing to provide or secure such financing. If the Company does not accept Dye Cann I’s proposal, the Company may pursue such debt or equity financing from other sources but Dye Cann I has a right to participate in such financing to the extent required to enable Dye Cann I to maintain the percentage of the Company’s common stock (on a fully-diluted basis) that it then owns, in the case of equity securities, or, in the case of debt, a pro rata portion of such debt based on the percentage of the Company’s common stock (on a fully-diluted basis) that it then owns.

The Company entered into a Securities Purchase Agreement (as amended, the “Dye Cann II SPA”) with Dye Cann II on November 16, 2020 pursuant to which the Company agreed to sell to Dye Cann II shares of Series A Preferred Stock in one or more tranches at a price of $1,000 per share. The terms of the Dye Cann II SPA are disclosed in the Company’s Current Report on Form 8-K filed on December 23, 2020. The Company and Dye Cann II entered into an amendment to the Dye Cann II SPA on December 16, 2020, as described in the Company’s Current Report on Form 8-K filed on December 23, 2020, a second amendment to the Dye Cann II SPA on February 3, 2021, as described in the Company’s Form 8-K filed on February 9, 2021, and a third amendment to the Dye Cann II SPA on March 30, 2021, as described under Item 9B of this Report. The Company issued and sold to Dye Cann II 7,700 shares of Series A Preferred Stock on December 16, 2020, 1,450 shares of Series A Preferred Stock on December 18, 2020, 1,300 shares of Series Preferred Stock on December 22, 2020, 3,100 shares of Series A Preferred Stock on February 3, 2021, 3,800 shares of Series A Preferred Stock on March 2, 2021 and 4,000 shares of Series A Preferred Stock on March 30, 2021. As a result, the Company issued and sold an aggregate of 21,350 shares of Series A Preferred Stock to Dye Cann II for aggregate gross proceeds of $21,350,000.

The Company granted Dye Cann II certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock under the Dye Cann II SPA. Further, the Company granted Dye Can II the right to designate one or more individuals for election or appointment to the Board and Board observer rights.

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

Transactions with CRW and Affiliated Entities

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “CRW SPA”) with CRW pursuant to which the Company issued and sold 25,350 shares of Series A Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of the Company’s common stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock under the CRW SPA. On the same date, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Series A Preferred Stock beneficially held by CRW on the applicable date on an as-converted to common stock basis divided by the total number of shares of common stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for common stock at the time of determination). Further, under the letter agreement, the Company will pay CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $150,000 in monthly installments of $10,000. On March 14, 2021, the Board appointed Jeffrey A. Cozad as a director to fill a vacancy on the Board. Mr. Cozad is a manager and owns 50% of CRW Capital, LLC, and he shares voting and disposition power over the shares of Series A Preferred Stock held by CRW. Mr. Cozad and his family members indirectly own membership interests in CRW. The Company previously reported the terms of the CRW SPA and the CRW letter agreement in the Company’s Current Report on Form 8-K filed March 4, 2021.

Transactions with Entities Affiliated with Brian Ruden

The Company has participated in several transactions involving entities owned or affiliated with Brian Ruden, one of its directors and a beneficial owner of more than 5% of the Company’s common stock and a beneficial owner of more than 5% of the Series A Preferred Stock.

Between December 17, 2020 and March 2, 2021, the Company’s wholly-owned subsidiary SBUD, LLC acquired the Star Buds assets. The Company previously reported the terms of the applicable purchase agreements and related amendments in the Company’s Current Reports on Form 8-K filed June 8, 2020, September 21, 2020, December 22, 2020, and March 8, 2021.

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

Mr. Ruden was a part-owner of each of the Star Buds companies that sold assets to SBUD, LLC. Mr. Ruden owned 50% of Colorado Health Consultants LLC, 50% of Starbuds Aurora LLC, 50% of Starbuds Pueblo LLC, 50% of Starbuds Alameda LLC, 48% of SB Arapahoe LLC, 36% of Starbuds Commerce City LLC, 30% of Starbuds Louisville LLC, 25% of Starbuds Niwot LLC, 16.66% of Lucky Ticket LLC, 15% of KEW LLC, and 10% of LM MJC LLC.

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

In connection with the Star Buds acquisitions, the Company granted Mr. Ruden and Naser Joudeh the right designate individuals for election or appointment to the Board.

8.	Inventory

As of March 31, 2021, and December 31, 2020, respectively, the Company had $3,345,353 and $2,090,887 of finished goods inventory. As of March 31, 2021 the Company had $911,246 of work in process and $1,331,658 of raw materials. As of December 31, 2020, the Company had $500,917 of work in process and $27,342 of raw materials. The Company uses the FIFO inventory valuation method. As of March 31, 2021 and December 31, 2020, the Company did not recognize any impairment for obsolescence within its inventory.

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

On September 17, 2018, we closed the acquisition of The Big Tomato. The Company issued an aggregate of 1,933,329 shares of its common stock for 100% ownership of The Big Tomato. The Company utilized purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in the Company valuing the investment as $3,000,000 of goodwill.

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

From December 2020 through March 2021, the Company closed the acquisition of thirteen Star Buds dispensaries and one cultivation facility. The aggregate purchase price was $118,000,000. The Company accounted for the transaction utilizing purchase price accounting stating that the book value approximates the fair market value of the assets acquired. The purchase price accounting resulted in the Company valuing the investment as $26,080,991 of goodwill.

As of March 31, 2021, the Company had $40,532,910 of goodwill which consisted of $6,301,080 from Success Nutrients and Pono Publications, $3,003,226 from DCG, $3,000,000 from The Big Tomato, $2,147,613 from Mesa Organics, and $26,080,991 from Star Buds.

10.	Leases

Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Leases with a term greater than one year are recognized on the balance sheet at the time of lease commencement or modification of an ROU operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

As the Company's leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The discount rate used in the computations ranged between 6% and 12%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	March 31, 2021
Asset
Operating lease right of use assets	Noncurrent assets	$4,242,124
Liabilities
Lease liabilities	Noncurrent liabilities	$4,342,018

Lease Costs

The table below summarizes the components of lease costs for the three months ended March 31, 2021.

Three Months Ended March 31, 2021
Operating lease costs	$278,117

Maturities of Lease Liabilities

Maturities of lease liabilities as of March 31, 2021 are as follows:

2021 fiscal year	$4,418,867
Less: Interest	(76,848)
Present value of lease liabilities	$4,342,018

The following table presents the Company’s future minimum lease obligation under ASC 840 as of March 31, 2021:

2021 fiscal year	1,109,215
2022 fiscal year	1,479,393
2023 fiscal year	1,354,595
2024 fiscal year	723,590
2025 fiscal year	333,356
2026 fiscal year	178,648
Total	5,178,796

11.	Stockholders’ Equity

The Company is authorized to issue two classes of stock, designated preferred stock and common stock.

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

The Company had 87,266 shares of Series A Preferred Stock issued and outstanding as of March 31, 2021 and 19,716 shares of Series A Preferred Stock issued and outstanding as of December 31, 2020. Among other terms, each share of Series A Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of the Company’s common stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $0.001. The Company had 42,819,815 shares of common stock issued and 42,331,595 shares of common stock outstanding as of March 31, 2021, and 42,601,773 shares of common stock issued and 42,169,041 shares of common stock outstanding as of December 31, 2020.

Common Stock Issued in Private Placements

During the year ended December 31, 2020, the Company issued 187,500 shares of common stock and warrants to purchase 187,500 shares of common stock, for gross proceeds of $375,000.

Common Stock Issued as Compensation to Employees, Officers, and Directors

On April 3, 2020, the Company cancelled 500,000 shares of common stock, with vesting conditions represented as derivative instruments. These shares were incorrectly issued as restricted shares instead of restricted stock units to an officer of the Company, Paul Dickman, on January 8, 2019.

During the year ended December 31, 2020, the Company issued 406,895 shares of common stock valued at $497,301 to employees, officers, and directors as compensation.

During the quarter ended March 31, 2021, the Company issued 218,042 shares of common stock valued at $444,806 to employees, and directors as compensation.

Common and Preferred Stock Issued as Payment for Acquisitions

On April 20, 2020, the Company issued 2,554,750 shares of common stock valued at $4,167,253 for the acquisition of Mesa Organics, Ltd.

On December 17, 2020, the Company issued 2,862 shares of Series A Preferred Stock valued at $2,861,994 and on December 18, 2020, the Company issued 6,404 shares of Series A Preferred Stock valued at $6,403,987 for the acquisition of Star Buds assets.

On February 3, 2021, the Company issued 2,319 shares of Series A Preferred Stock valued at $2,318,998 and on March 3, 2021, the Company issued 17,921 shares of Series A Preferred Stock valued at $17,920,982 for the acquisition of Star Buds assets.

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

During the quarter ended March 31, 2021, the Company issued warrants to purchase an aggregate of 3,793,530 shares of common stock as purchase consideration for the acquisition of certain Star Buds assets. These warrants have an exercise price of $1.20 per share and expiration dates five years from the date of issuance. In addition, the Company issued a warrant to purchase an aggregate 1,500,000 shares of common stock to an accredited investor in connection with entering into a loan agreement. This warrant has an exercise price of $2.50 per share and expires five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.20 of $2.50, respectively, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate ranging between 0.46% - 0.75% and (iv) an expected volatility of the price of the underlying common stock ranging between 192.71% - 195.00%.

The following table reflects the change in common stock purchase warrants for the three months ended March 31, 2021.

Number of shares
Balance as of January 1, 2021	11,725,220
Warrants exercised	–
Warrants forfeited	–
Warrants issued	5,293,530
Balance as of March 31, 2021	17,018,750

Option Repricing

On December 15, 2020, the Board repriced certain outstanding stock options issued to the Company’s current employees. The repriced stock options had original exercise prices ranging from $1.52 per share to $3.83 per share. All of these stock options to current employees were repriced to have an exercise price of $1.26 per share, which was the closing price of the Company’s common stock on December 15, 2020. Each of the options has a new 10-year term from the repricing date.

12.	Segment Information

The Company has three identifiable segments as of March 31, 2021; (i) retail, (ii) wholesale and (iii) and other. The retail segment represents our dispensaries which sell merchandise directly to customers via retail locations and e-commerce portals. The wholesale segment represents our manufacturing and wholesale business which sell merchandise to customers via e-commerce portals, a retail location, and manufacturing facility. The other segment derives its revenue from licensing and consulting agreements with cannabis related entities, in addition to fees from seminars and expense reimbursements included in other revenue on the Company’s financial statements.

The following information represents segment activity for the three-month periods ended March 31, 2021 and March 31, 2020:

	For the Three Months Ended March 31,
	2021				2020
	Retail	Wholesale	Other	Total	Retail	Wholesale	Other	Total

Revenues	$11,816,200	7,446,265	77,650	19,340,115	$–	$2,528,931	$674,203	$3,203,134
Cost of goods and services	$(7,500,757)	(4,483,694)	(102,660)	(12,087,111)	$–	$(1,896,226)	$(252,309)	$(2,148,535)
Gross profit	$4,315,443	2,962,571	(25,010)	7,253,004	$–	$633,705	$421,894	$1,054,599
Intangible assets amortization	$1,594,302	1,497	133	1,595,931	$–	$1,513	$135	$1,648
Depreciation	$84,298	3,641	106,699	194,637	$–	$1,233	$3,232	$4,465
Net income (loss)	$1,398,651	2,814,014	(7,862,172)	(3,649,507)	$–	$446,499	$(1,825,809)	$(1,379,310)
Segment assets	$132,931,035	21,326,258	26,761,858	181,019,151	$–	$12,935,074	$17,094,217	$30,029,291

13.	Tax Provision

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
Income (Loss) before Income Taxes	(3,192,891)	(1,379,310)
Income Tax Expense	456,614	–
Effective Tax Rate	-14.30%	0%

The Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pre-tax income due to the early growth stage of the business.

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The effective tax rate for the three months ended March 31, 2021 varied from the three months ended March 31, 2020 primarily due to IRC Section 280E. The Company acquired plant-touching cannabis operations during 2020 and 2021 and these plant-touching operations are subject to the limitations of IRC Section 280E. As of March 31, 2020, the Company had not yet acquired these cannabis plant-touching operations and the Company was not subject to IRC Section 280E.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's valuation allowance represents the amount of tax benefits that are likely to not be realized. Management assesses the need for a valuation allowance each period and continues to have a full valuation allowance on its deferred tax assets as of March 31, 2021.

The Federal statute of limitation remains open for the 2017 tax year to present. The state statute of limitation remains open for the 2016 tax year to present.

14.	Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2021 to the date these unaudited consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements, except as follows:

During the year ended December 31, 2019, the Company issued various notes receivable to MedPharm Holdings totaling $767,695 with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. All notes extended to May 2020 by mutual agreement between the Company and noteholder. On August 1, 2020, the Company entered into the Settlement Agreement with MedPharm. As of March 31, 2021, the remaining outstanding principal and interest was $40,231. This amount was paid off on April 19, 2021.

On June 11, 2019, the Company granted the right to receive 1,000,000 shares of restricted common stock to an officer (former officer as of December 4, 2019), which would have vested at such time that the Company’s stock price appreciated to $8.00 per share with defined minimum average daily trading volume thresholds. On May 3, 2021, the former officer and the Company entered into a separation agreement under which the former officer agreed to forfeit the 1,000,000 shares of restricted common stock. The former officer was entitled to $75,000 in bonus payments under the separation agreement. This payment was made on May 4, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. In addition to our historical unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.” See also, “NOTE ABOUT FORWARD-LOOKING INFORMATION.”

Overview

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

From December 2020 through March 2021 the Company completed a private placement of Series A Preferred Stock for aggregate gross proceeds of $57.7 million dollars. In the private placement, the Company issued and sold an aggregate of 57,700 shares of Series A Preferred Stock at a price of $1,000 per share under securities purchase agreement with Dye Capital and CRW as well as subscription agreements with unaffiliated investors. Among other terms, each share of Series A Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of the Company’s common stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances.

In addition, on December 16, 2020, the Company issued and sold a Convertible Promissory Note and Security Agreement in the original principal amount of $5,000,000 to Dye Capital. On February 26, 2021, Dye Capital converted all outstanding amounts under the note into 5,060 shares of Series A Preferred Stock.

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

The Company’s operations are organized into three different segments as follows: (i) retail, consisting of retail locations for sale of cannabis products, (ii) wholesale, consisting of manufacturing and sale of wholesale cannabis products, nutrients for cannabis, and hydroponics and indoor gardening supplies, and (iii) other, consisting of all other income and expenses, including those related to licensing and consulting services, facility design services, facility management services, and corporate operations.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2021 and 2020

Revenues

Revenues for the three months ended March 31, 2021 totaled $ 19,340,115 including (i) retail of $11,816,200, (ii) wholesale $7,446,265, and (iii) other of $77,650, compared to $3,203,134 including (i) wholesale of $2,528,931 and (ii) other of $674,203 during the three months ended March 31, 2020, representing an increase of $16,136,981 or 503.79%. This increase was due to increased sale of our products as well as growth through acquisition.

Cost of Services

Cost of goods and services for the three months ended March 31, 2021 totaled $12,087,111, compared to cost of goods and services of $2,148,535 during the three months ended March 31, 2020 representing an increase of $9,938,576 or 462.57%. This increase was due to increased sale of our products as well as growth through acquisition and includes a $2.2 million inventory purchase price valuation adjustment.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 totaled $8,737,910, compared to operating expenses of $5,165,674 during the three months ended March 31, 2020 representing an increase of $3,572,253 or 69.15%. This increase was due to increased selling, general and administrative expenses, professional service fees, and non-cash, stock-based compensation offset by a decrease in salaries, benefits and related employment costs.

Other Income (Expense), Net

Net other expense for the three months ended March 31, 2021 totaled $1,707,988, compared to net other income of $2,731,765 during the three months ended March 31, 2020. The increase in other expenses, net was primarily due to an unrealized loss recognized on the change in fair value of certain derivative liabilities and interest expense, offset by an unrealized gain on investments and a gain on sale of assets. In addition, there was a gain on forfeiture of contingent consideration during the three months ended March 31, 2020 that was not present during the three months ended March 31, 2021.

Net Income (Loss)

As a result, we generated a net loss during the three months ended March 31, 2021 of $3,649,507 or approximately $0.09 per share, compared to a net loss of $1,379,310 or approximately $0.03 per share during the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had $22,966,320 in cash on hand. Net cash provided by operating activities was $1,698,519 during the three months ended March 31, 2021, compared to cash used in operating activities of $2,471,022 for the three months ended March 31, 2020, representing an increase in cash used of $4,169,541. Cash flows used for investing activities was $65,600,473 during the three months ended March 31, 2021, compared to cash used of $307,178 for the three months ended March 31, 2020, representing a decrease of $65,293,295. Cash flows provided by financing activities was $85,631,039 during the three months ended March 31, 2021, compared to $0 for the three months ended March 31, 2020, representing an increase of $85,631,039.

We will likely need to raise additional capital to fund our growth acquisition strategy. We may explore capital raising transactions in the form of debt, equity or both. At this time, we are unable to state how much additional capital we may need. As of the date of this Quarterly Report on Form 10-Q, we have a $5 million commitment to lend from a lender provided we close on certain assets. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. Failure to obtain this additional financing may have a material negative impact on our ability growth the company at the pace we anticipate.

Upon successfully integrating our recently acquired operations into our own operations, we believe we will generate positive cash flow from our operations. If we are successful in achieving this objective, we do not believe we will need to raise additional capital to execute the ongoing business operations, as we anticipate that the revenue generated from the fully integrated acquisitions will be sufficient to allow us to implement our current business plan. However, if we do not experience a positive impact on our operations from our completed acquisitions we may consummate or if unforeseen developments occur that negatively impact our cash flow, we may need to raise additional capital to execute our business strategy.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On June 7, 2019, the Company filed a complaint against ACC Industries Inc. (“ACC”) and Building Management Company B, L.L.C., in state district court located in Clark County, Nevada, alleging, amongst other causes of action, breach of contract, conversion, and unjust enrichment and seeking general, special and punitive damages in the amount of $3,876,850. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020 ACC filed a counterclaim alleging breach of contract, which the Company believes is without merit. The Company discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration should be brought in as a party to the arbitration. Based upon the new facts, the Company filed a motion to amend the complaint to add new claims and the related entity as a party. On September 1, 2020, the court ruled in favor of the Company and permitted the Company to amend the complaint to add the related entity. On September 1, 2020, the Company filed an amended complaint naming the related entity a party and added intentional misrepresentation, fraudulent inducement, civil conspiracy, aiding and abetting, successor liability and fraudulent concealment claims. The Company began arbitration proceedings on November 2, 2020. The Company completed arbitration in February 2021 and is still awaiting a decision.

On July 6, 2018, the Company filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers (“VVG”). In the complaint, the Company alleges breach by VVG of the Technologies License Agreement dated April 27, 2017 between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321. In March 2020, VVG filed its opening appeal brief. The Company’s response brief was due on May 15, 2020. After VVG filed its opening brief in March 2020, the Company filed a Motion to Strike portions of the brief and record. Because a successful ruling on the Company’s motion may strike portions of VVG’s brief or require VVG to refile it, the Company asked the court for an extension of the deadline to file the Company’s answering brief until the court renders its decision on the motion, which VVG did not oppose. The Company will have 30 days to file its answering brief once the court enters an order on the Motion to Strike or 30 days from when VVG files an amended opening brief and record. On August 27, 2020, the court ordered VVG to supplement its brief and the record. The Company filed its answering brief on October 15, 2020. On October 27, 2020, the Company, in a joint request with VVG, filed a motion to extend its time to file its answering brief. The Company filed its answering brief in January 2021. VVG’s reply brief was due on or before February 4, 2021. Once VVG’s reply brief is filed, the appeal will be fully briefed and the parties will await either a notice of oral argument or a decision on the appeal.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those identified in the Annual Report on Form 10-K for the period ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Amendment to Designation, dated March 1, 2021 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
4.1	Warrant to Purchase Common Stock, dated February 26, 2021, issued by Medicine Man Technologies, Inc. to SHWZ Altmore, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
10.1	Second Amendment to Securities Purchase Agreement, dated February 3, 2021, between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 9, 2021 (Commission File No. 000-55450))
10.2	Securities Purchase Agreement, dated February 26, 2021, between Medicine Man Technologies, Inc. and CRW Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
10.3*	Letter Agreement, dated February 26, 2021, between Medicine Man Technologies, Inc. and CRW Capital Cann Holdings, LLC
10.4	Conversion Notice and Agreement, dated February 26, 2021, between Medicine Man Technologies, Inc. and Dye Capital & Company, LLC (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
10.5	Loan Agreement, dated February 26, 2021, among Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as borrowers, SHWZ Altmore, LLC, as lender, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
10.6	Promissory Note, dated February 26, 2021, issued by Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as borrowers, to SHWZ Altmore, LLC, as lender (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
10.7	Security Agreement, dated February 26, 2021, between Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as grantors, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
10.8	Parent Guaranty, dated February 26, 2021, between Medicine Man Technologies, Inc, as guarantor, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
10.9	Third Amendment to Securities Purchase Agreement, dated March 30, 2021, between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.25 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
10.10*	Severance Agreement and Release between Leonardo Riera and Medicine Man Technologies, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32**	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

______________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2021	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye, Chief Executive Officer (Authorized Officer)

By: /s/ Nancy Huber
Nancy Huber, Chief Financial Officer
(Principal Financial and Accounting Officer)

