Form 10-Q
period 2021-06-30
Medicine Man Technologies, Inc.
filed 2021-08-16
CIK 1622879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(303) 371-0387

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 16, 2021, the Registrant had 45,139,297 shares of Common Stock outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other words of similar meaning in connection with a discussion of future events or future operating or financial performance, although the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual events or our actual results, performance or achievements to be materially different from the future events, results, performance or achievements expressed or implied by any forward-looking statements. There can be no assurance that future events, results, performance or achievements will be in accordance with our expectations or that the effect of future events, results, performance or achievements will be those anticipated by us.

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

All forward-looking statements speak only as of the date of this this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

Expressed in U.S. Dollars

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$21,130,769	$1,231,235
Accounts receivable, net of allowance for doubtful accounts	3,204,941	1,270,380
Accounts receivable – related party	–	80,494
Inventory	9,182,942	2,619,145
Note receivable – current, net	144,223	–
Notes receivable – related party	–	181,911
Prepaid expenses	1,865,138	614,200
Total current assets	35,528,013	5,997,365
Non-current assets
Fixed assets, net accumulated depreciation of $1,291,349 and $872,579, respectively	3,476,546	2,584,798
Goodwill	41,505,944	53,046,729
Intangible assets, net accumulated amortization of $4,553,827 and $200,456, respectively	94,861,253	3,082,044
Marketable securities, net of unrealized gain (loss) of $221,257 and $(129,992), respectively	498,039	276,782
Note receivable – noncurrent, net	71,667	–
Accounts receivable – litigation	3,063,968	3,063,968
Other noncurrent assets	419,472	51,879
Operating lease right of use assets	3,934,370	2,579,036
Total non-current assets	147,831,259	64,685,236
Total assets	$183,359,272	$70,682,601

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,335,217	$3,508,478
Accounts payable – related party	40,323	48,982
Accrued expenses	10,279,124	2,705,445
Derivative liabilities	436,554	1,047,481
Deferred revenue	–	50,000
Notes payable – related party	–	5,000,000
Total current liabilities	13,091,218	12,360,386
Long-term liabilities
Long term debt	54,250,000	13,901,759
Lease liabilities	4,078,375	2,645,597
Total long-term liabilities	58,328,375	16,547,356
Total liabilities	71,419,593	28,907,742

Shareholders’ equity
Common stock $0.001 par value. 250,000,000 authorized, 42,925,303 shares issued and 42,408,259 outstanding as of June 30, 2021 and 42,601,773 shares issued and 42,169,041 outstanding as of December 31, 2020, respectively.	42,925	42,602
Preferred stock $0.001 par value. 10,000,000 authorized. 87,266 shares issued and outstanding as of June 30, 2021 and 19,716 shares issued and outstanding as of December 31, 2020, respectively.	87	20
Additional paid-in capital	158,787,183	85,357,835
Accumulated deficit	(45,373,480)	(42,293,098)
Common stock held in treasury, at cost, 517,044 shares held as of June 30, 2021 and 432,732 shares held as of December 31, 2020.	(1,517,036)	(1,332,500)
Total shareholders' equity	111,939,679	41,774,859
Total liabilities and stockholders’ equity	$183,359,272	$70,682,601

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Six Months Ended June 30, 2021 and 2020

Expressed in U.S. Dollars

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues
Retail	$21,525,816	$732,457	$33,342,016	$732,457
Wholesale	9,186,181	4,106,197	16,632,445	6,635,128
Other	16,844	585,675	94,494	1,259,878
Total revenue	30,728,841	5,424,329	50,068,955	8,627,463
Cost of goods and services
Cost of goods and services	15,826,341	3,106,686	27,913,451	5,255,221
Total cost of goods and services	15,826,341	3,106,686	27,913,451	5,255,221
Gross profit	14,902,500	2,317,643	22,155,504	3,372,242
Operating Expenses
Selling, general and administrative expenses	4,797,495	1,088,479	7,987,134	1,755,398
Professional services	1,519,016	2,371,743	3,714,124	3,620,731
Salaries	2,992,055	2,098,291	4,861,413	4,095,327
Stock based compensation	1,153,018	3,109,091	2,636,824	4,361,822
Total operating expenses	10,461,584	8,667,604	19,199,494	13,833,278
Income (loss) from operations	4,440,916	(6,349,961)	2,956,010	(10,461,036)
Other income (expense)
Interest income (expense), net	(1,713,770)	(11,447)	(2,675,053)	36,595
Gain on forfeiture of contingent consideration	–	–	–	1,462,636
Unrealized gain (loss) on derivative liabilities	1,864,741	(348,535)	610,927	843,428
Other income (expense)	–	32,621	–	32,621
Gain (loss) on sale of assets	–	–	292,479	–
Unrealized gain (loss) on investments	6,627	81,615	221,257	110,739
Total other income (expense)	157,598	(245,746)	(1,550,390)	2,486,019
Provision for income tax (benefit) expense	228,474	–	685,088	–
Net income (loss)	$4,370,040	$(6,595,707)	$720,532	$(7,975,017)

Earnings (loss) per share attributable to common shareholders:
Basic earnings (loss) per share	$0.10	$(0.16)	$0.02	$(0.20)
Diluted earnings (loss) per share	$0.08	$(0.16)	$0.01	$(0.20)
Weighted average number of shares outstanding - basic	42,332,144	41,568,147	42,286,168	40,742,462
Weighted average number of shares outstanding - diluted	53,975,521	41,568,147	53,886,727	40,742,462

Comprehensive income (loss)	$4,370,040	$(6,595,707)	$720,532	$(7,975,017)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six months Ended June 30, 2021 and 2020

Expressed in U.S. Dollars

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stock- holders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance at, December 31, 2019	–	$–	39,952,628	$39,953	$50,356,469	$(22,816,477)	257,732	$(1,000,000)	$26,579,945
Net income (loss)	–	–	–	–	–	(7,975,017)	–	–	(7,975,017)
Issuance of common stock as payment for Mesa	–	–	2,554,750	2,555	4,167,253	–	–	–	4,169,808
Return of common stock as compensation to employees, officers and/or directors	–	–	(500,000)	(500)	–	–	–	–	(500)
Issuance of common stock in connection with sales made under private or public offerings	–	–	187,500	187	374,813	–	–	–	375,000
Stock based compensation expense related to common stock options	–	–	–	–	4,361,822	–	–	–	4,361,822
Balance, June 30, 2020	–	$–	42,194,878	$42,195	$59,260,357	$(30,791,494)	257,732	$(1,000,000)	$27,511,058

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stock- holders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance at, December 31, 2020	19,716	$20	42,601,773	$42,602	$85,357,835	$(42,293,098)	432,732	$(1,332,500)	$41,774,859
Net income (loss)	–	–	–	–	–	720,532	–	–	720,532
Issuance of stock as payment for acquisitions	20,240	20	–	–	20,239,980	–	–	–	20,240,000
Issuance of common stock as compensation to employees, officers, and/or directors	–	–	323,530	323	680,538	–	–	–	680,861
Issuance of stock in connection with sales made under private or public offerings	47,310	47	–	–	50,449,159	–	–	–	50,449,206
Dividends declared	–	–	–	–	–	(3,800,914)	–	–	(3,800,914)
Return of common stock	–	–	–	–	–	–	84,312	(184,536)	(184,536)
Stock based compensation expense related to common stock options	–	–	–	–	2,059,671	–	–	–	2,059,671
Balance, June 30, 2021	87,266	$87	42,925,303	$42,925	$158,787,183	$(45,373,480)	517,044	$(1,517,036)	$111,939,679

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three months Ended June 30, 2021 and 2020

Expressed in U.S. Dollars

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stock- holders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance at, March 31, 2020	–	$–	39,952,628	$39,953	$51,609,200	$(24,195,787)	257,732	$(1,000,000)	$26,453,366
Net income (loss)	–	–	–	–	–	(6,595,707)	–	–	(6,595,707)
Issuance of common stock as payment for Mesa	–	–	2,554,750	2,555	4,167,253	–	–	–	4,169,808
Return of common stock as compensation to employees, officers and/or directors	–	–	(500,000)	(500)	–	–	–	–	(500)
Issuance of common stock in connection with sales made under private or public offerings	–	–	187,500	187	374,813	–	–	–	375,000
Stock based compensation expense related to common stock options	–	–	–	–	3,109,091	–	–	–	3,109,091
Balance, June 30, 2020	–	$–	42,194,878	$42,195	$59,260,357	$(30,791,494)	257,732	$(1,000,000)	$27,511,058

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stock- holders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, March 31, 2021	87,266	$87	42,819,815	$42,820	$157,530,563	$(46,823,076)	488,220	$(1,445,696)	$109,304,698
Net income (loss)	–	–	–	–	–	4,370,040	–	–	4,370,040
Issuance of stock as payment for acquisitions	–	–	–	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers, and/or directors	–	–	105,488	105	235,950	–	–	–	236,056
Issuance of stock in connection with sales made under private or public offerings	–	–	–	–	–	–	–	–	–
Dividends declared	–	–	–	–	–	(2,920,446)	–	–	(2,920,446)
Return of common stock	–	–	–	–	–	–	28,824	(71,340)	(71,340)
Stock based compensation expense related to common stock options	–	–	–	–	1,020,671	–	–	–	1,020,671
Balance, June 30, 2021	87,266	$87	42,925,303	$42,925	$158,787,183	$(45,373,480)	517,044	$(1,517,036)	$111,939,679

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

For the Six months Ended June 30, 2021 and 2020

Expressed in U.S. Dollars

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss) for the period	$720,532	$(7,975,017)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,807,147	94,269
Gain on forfeiture of contingent consideration	–	–
(Gain) loss on change in derivative liabilities	(610,927)	(2,306,064)
(Gain) loss on investment, net	(221,257)	(110,739)
(Gain) loss on sale of asset	(292,479)	–
Stock based compensation	2,636,824	4,361,822
Changes in operating assets and liabilities
Accounts receivable	(1,854,067)	780,772
Inventory	(3,368,807)	445,345
Prepaid expenses and other current assets	(1,250,938)	107,417
Other assets	(367,593)	(41,879)
Operating lease right of use assets and liabilities	77,444	16,773
Accounts payable and other liabilities	1,169,537	575,153
Deferred Revenue	(50,000)	–
Income taxes payables	–	(1,940)
Net cash provided by (used in) operating activities	1,395,416	(4,054,088)

Cash flows from investing activities
Purchase of fixed assets - net	(1,203,180)	(593,785)
Cash consideration for acquisition of business	(66,082,072)	(2,609,500)
Collection (issuance) of notes receivable	181,911	(50,390)
Purchase of intangible assets	(29,580)	–
Net cash (used in) investing activities	(67,132,921)	(3,253,675)

Cash flows from financing activities
Proceeds from issuance of debt, net	40,348,241	374,500
Repayment of notes payable	(5,000,000)	–
Proceeds from issuance of stock, net of issuance costs	50,282,798	–
Net cash provided by financing activities	85,631,039	374,500

Net (decrease) increase in cash and cash equivalents	19,893,534	(6,933,263)
Cash and cash equivalents at beginning of period	1,237,235	12,351,580
Cash and cash equivalents at end of period	$21,130,769	$5,418,317

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,131,495	$–

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

On December 17, 2020, the Company acquired the assets of (i) Starbuds Pueblo LLC; and (ii) Starbuds Alameda LLC under the applicable Asset Purchase Agreements (“APAs”). On December 18, 2020, the Company acquired the assets of (i) Starbuds Commerce City LLC; (ii) Lucky Ticket LLC; (iii) Starbuds Niwot LLC; and (iv) LM MJC LLC under the applicable APAs.

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

1.	Liquidity and Capital Resources

During the quarters ended June 30, 2021 and 2020, the Company primarily used revenues from its operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $21,130,769 and $1,231,235 classified as cash and cash equivalents as of June 30, 2021, and December 31, 2020, respectively.

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

The Company’s financial instruments include cash, accounts receivable, notes receivable, accounts payable and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of the Company’s debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us. The Company’s derivative liability was adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2021	December 31, 2020
Level 1 – Marketable Securities Available-for-Sale – Recurring	498,039	276,782

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business. These accounts receivable relates to the Company’s wholesale and other revenue segments. Accounts receivable are recorded when a milestone is reached at a point in time resulting in funds being due for delivered goods or services, and where payment is reasonably assured. Wholesale revenues are generally collected within 14 to 30 days after invoice is sent. Consulting revenues are generally collected from 30 to 60 days after the invoice is sent.

The following table depicts the composition of our accounts receivable as of June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020

Accounts receivable – trade	$3,377,879	$1,315,188
Accounts receivable – related party	–	80,494
Accounts receivable – litigation, non-current	3,063,968	3,063,968
Allowance for doubtful accounts	(172,938)	(44,808)
Total accounts receivable	$6,268,909	$4,414,842

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

Notes Receivable

On July 17, 2018, the Company entered into an intellectual property license agreement with Abba Medix Corp. (“AMC”), a wholly owned subsidiary of publicly traded Canada House Wellness Group, Inc.. The Company agreed to provide a lending facility to AMC in CAD$125,000 increments of up to CAD$500,000. The lending facility is for a term of 60 months and bears interest at a rate of 2%. On April 30, 2019, the terms of the loan were amended to reduce the term from 60 months to 36 months. As of June 30, 2021 and December 31, 2020, the outstanding balance, including accrued interest, on the notes receivable with AMC totaled $246,765 and $246,765, respectively. As of June 30, 2021 and December 31, 2020, the Company has recorded a full allowance on the note receivable balance.

On March 12, 2021, the Company sold equipment to Colorado Cannabis. The terms of sale included a zero interest note receivable, payable $11,944 on the first of each month for 24 months. As of June 30, 2021, the outstanding balance, including penalties for late payments, on the notes receivable with Colorado Cannabis totaled $215,890.

Other Assets (Current and Non-Current)

Other assets as of June 30, 2021 and December 31, 2020 were $2,284,610 and $666,079, respectively. As of June 30, 2021, this balance included $1,865,138 in prepaid expenses and $419,472 in security deposits. As of December 31, 2020, other assets included $345,777 in prepaid expenses, $268,423 in tax receivable, and $51,879 in security deposits. Prepaid expenses were primarily comprised of insurance premiums, membership dues, conferences and seminars, and other general and administrative costs.

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

The Company performed its annual fair value assessment as of December 31, 2020, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists. No additional factors or circumstances existed as of June 30, 2021 that would indicate impairment.

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

Accounts Payable

Accounts payable as of June 30, 2021 and December 31, 2020 were $2,375,540 and $3,557,461, respectively and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of June 30, 2021 and December 31, 2020 were $10,279,124 and $2,705,445, respectively. As of June 30, 2021, this was comprised of customer deposits of $17,169, accrued payroll of $741,299, operating expenses of $5,719,742, and accrued dividends on preferred stock of $3,800,914. As of December 31, 2020, accrued expenses and other liabilities was comprised of customer deposits of $26,826, accrued payroll of $1,154,887, and operating expenses of $1,523,732.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $196,908 and $308,593 for the three and six months ended June 30, 2021, respectively, as compared to $336,529 and $465,796, respectively, for the three and six months ended June 30, 2020.

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

Share-based expense paid through direct stock grants is expensed as occurred. Since the Company’s common stock is publicly traded, the value is determined based on the number of shares of common stock issued and the trading value of the common stock on the date of the transaction.

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

The Company recognized $1,153,018 and $2,636,824 in expense for stock-based compensation from common stock options and common stock issued to employees, officers, and directors during the three and six months ended June 30, 2021, respectively, and $3,109,091 and $4,361,822 in expenses for stock-based compensation from the issuance of common stock to employees, officers, directors and/or contractors during the three and six months ended June 30, 2020, respectively.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years. Adoption of this ASU did not have a significant impact on the Company’s consolidated results of operations, cash flows and financial position.

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

4.	Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	June 30, 2021	December 31, 2020
Furniture and fixtures	$294,204	$228,451
Leasehold improvements	656,314	90,314
Machinery and tools	1,502,417	1,456,752
Office equipment	238,837	104,059
Software	1,308,387	1,308,387
Work in process	767,736	269,414
	$4,767,895	$3,457,377
Less: Accumulated depreciation	(1,291,349)	(872,579)
Total property and equipment, net of depreciation	$3,476,546	$2,584,798

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture and fixtures	3 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Machinery and tools	3 years
Office equipment	3 years
Software	3-5 years

Depreciation expense for the three and six months ended June 30, 2021 was $260,843 and $455,480, respectively.

5.	Intangible Asset

Intangible assets as of June 30, 2021 and December 31, 2020 were comprised of the following:

	June 30, 2021	December 31, 2020

License agreements	$88,775,280	$1,667,000
Tradenames	4,270,000	350,000
Customer relationships	5,150,000	1,055,000
Non-compete	1,130,000	120,000
Product license and registration	57,300	57,300
Trade secret – intellectual property	32,500	32,500
	99,415,080	3,282,500
Less: accumulated amortization	(4,553,827)	(200,456)
Total intangible assets, net of amortization	$94,861,253	$3,082,044

Amortization expense for the three and six months ended June 30, 2021 was $2,755,736 and $4,351,667, respectively.

6.	Derivative Liability

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

On June 11, 2019, the Company granted the right to receive 1,000,000 shares of restricted common stock to an officer, which will vest at such time that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds. On May 3, 2021, the Company executed an agreement whereby the officer relinquished the 1,000,000 shares of restricted common stock.

The Company accounts for derivative instruments in accordance with the US GAAP accounting guidance under ASC 815, Derivatives and Hedging Activities. The Company estimated the fair value of these derivatives at the respective balance sheet dates using the Black-Scholes option pricing model based upon the following inputs: (i) stock price on the date of grant ranging between $1.32 - $3.75, (ii) a risk-free interest rate ranging between 1.45% - 2.57% and (iii) an expected volatility of the price of the underlying common stock ranging between 145% - 158%.

As of June 30, 2021, the fair value of these derivative liabilities is $436,554. The change in the fair value of derivative liabilities for the three months ended June 30, 2021 was $1,864,741, resulting in an aggregate unrealized gain on derivative liabilities. The change in the fair value of the derivative liabilities for the six months ended June 30, 2021 was $610,927, resulting in an aggregated unrealized gain on derivative liabilities.

7.	Related Party Transactions

Transactions Involving Former Directors, Executive Officers or Their Affiliated Entities

During the year ended December 31, 2020, the Company recorded sales to Medicine Man Denver, totaling $997,262. The Company had an accounts receivable balance with Medicine Man Denver totaling $72,109 as of December 31, 2020. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in Medicine Man Denver. Effective February 25, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from Medicine Man Denver during the period ended June 30, 2021.

During the year ended December 31, 2020, the Company recorded sales to MedPharm Holdings LLC (“MedPharm”) totaling $73,557. The Company had a net accounts receivable balance with MedPharm totaling $5,885 as of December 31, 2020. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in MedPharm. Effective February 25, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from MedPharm during the period ended June 30, 2021.

Also, during the year ended December 31, 2019, the Company issued various notes receivable to MedPharm totaling $767,695 with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. The maturity date of all notes were extended to May 2020 by mutual agreement between the Company and the noteholder. On August 1, 2020, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with MedPharm. Pursuant to the terms of the Settlement Agreement, the Company and MedPharm agreed that the amount of the settlement to be furnished to the Company by MedPharm was $767,695 in principal and $47,161 in accrued interest. The Company received a $100,000 cash payment from MedPharm on August 1, 2020. On September 4, 2020, Andrew Williams, a member of the MedPharm Board of Directors and the Company’s former Chief Executive Officer, returned 175,000 shares of the Company’s common stock to the Company, as equity consideration at a price of $1.90 per share, a mutually agreed upon price per share. These shares are held in treasury. The remaining outstanding principal and interest of $181,911 due and payable by MedPharm under the Settlement Agreement was to be paid out in bi-weekly installments of product by scheduled deliveries through June 30, 2021. This amount was paid off on April 19, 2021.

During the year ended December 31, 2020, the Company recorded sales to Baseball 18, LLC (“Baseball”) totaling $14,605, to Farm Boy, LLC (“Farm Boy”) totaling $16,125, to Emerald Fields LLC (“Emerald Fields”) totaling $16,605, and to Los Sueños Farms (“Los Sueños”) totaling $52,244. As of December 31, 2020 the Company had net accounts payable balances with Baseball of $31,250, and with Farm Boy of $93,944. One of the Company’s former directors, Robert DeGabrielle, owns the Colorado retail marijuana cultivation licenses for Farm Boy, Baseball, Emerald Fields, and Los Sueños. Effective June 19, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from Baseball, Farm Boy, Emerald Fields, or Los Sueños during the period ended June 30, 2021.

Transactions with Entities Affiliated with Justin Dye

The Company has participated in several transaction involving Dye Capital, Dye Capital Cann Holdings, LLC (“Dye Cann I”) and Dye Cann II. Justin Dye, the Company’s Chief Executive Officer, one of its directors, and the largest beneficial owner of the Company’s common stock and Series A Preferred Stock, controls Dye Capital and Dye Capital controls Dye Cann I and Dye Cann II. Dye Cann I is the largest holder of the Company’s outstanding common stock. Dye Cann II is a significant holder of the Series A Preferred Stock. Mr. Dye has sole voting and dispositive power over the securities held by Dye Capital, Dye Cann I, and Dye Cann II.

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

The Company entered into a Securities Purchase Agreement (as amended, the “Dye Cann II SPA”) with Dye Cann II on November 16, 2020 pursuant to which the Company agreed to sell to Dye Cann II shares of Series A Preferred Stock in one or more tranches at a price of $1,000 per share. The terms of the Dye Cann II SPA are disclosed in the Company’s Current Report on Form 8-K filed on December 23, 2020. The Company and Dye Cann II entered into an amendment to the Dye Cann II SPA on December 16, 2020, as described in the Company’s Current Report on Form 8-K filed on December 23, 2020, a second amendment to the Dye Cann II SPA on February 3, 2021, as described in the Company’s Form 8-K filed on February 9, 2021, and a third amendment to the Dye Cann II SPA on March 30, 2021, as described under Item 9B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company issued and sold to Dye Cann II 7,700 shares of Series A Preferred Stock on December 16, 2020, 1,450 shares of Series A Preferred Stock on December 18, 2020, 1,300 shares of Series Preferred Stock on December 22, 2020, 3,100 shares of Series A Preferred Stock on February 3, 2021, 3,800 shares of Series A Preferred Stock on March 2, 2021 and 4,000 shares of Series A Preferred Stock on March 30, 2021. As a result, the Company issued and sold an aggregate of 21,350 shares of Series A Preferred Stock to Dye Cann II for aggregate gross proceeds of $21,350,000.

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

During the year ended December 31, 2020, the Company recorded expenses of $66,264 with Tella Digital. During the quarter ended June 30, 2021, the Company recorded expenses of $193,120 with Tella Digital. Tella Digital provides on-premise digital experience solutions for our retail dispensary locations. Mr. Dye serves as Chairman of Tella Digital and has super majority rights.

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

The aggregate purchase price for the Star Buds assets was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, also referred to in this report as “seller note(s),” (iii) 29,500 shares of Series A Preferred Stock, of which 25,075 shares were issued at the applicable closings and 4,425 shares are held in held in escrow and will be released post-closing to either Star Buds or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of the Company’s common stock to the sellers. As of June 30, 2021, the Company owed an aggregate principal amount of $44,250,000 under the seller notes. The Company has not paid any principal and has paid an aggregate of $1,752,662 of interest on the seller notes as of June 30, 2021. Mr. Ruden’s interest in the aggregate purchase price for the Star Buds assets is as follows: (i) $13,727,490 in cash at the applicable closings, (ii) $13,727,490 in seller notes, (iii) 9,152 shares of Series A Preferred Stock, of which 7,779 shares were issued at the applicable closings and 1,373 shares are held in held in escrow and will be released post-closing to either Mr. Ruden or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 1,715,936 shares of the Company’s common stock to Mr. Ruden. The Company has paid Mr. Ruden an aggregate of $544,889 in interest on his seller notes as of June 30, 2021.

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

In connection with acquiring the Star Buds assets for our Pueblo West and Commerce City locations, SBUD LLC entered into a lease with each of 428 S. McCulloch LLC and 5844 Ventures LLC on substantially the same terms. Each of the leases is for an initial three-year term. The lease with 428 S. McCulloch LLC is for the Company’s Pueblo West Star Buds location and was effective on December 17, 2020. The lease with 45844 Ventures LLC is for the Company’s Commerce City Star Buds location and was effective on December 18, 2020. Each lease provides for a monthly rent payment of $5,000. SBUD LLC expect to pay each landlord an aggregate of $180,000 during the initial term of the leases. During 2020, SBUD LLC made aggregate rent payments of $10,000. Between January 1, 2021 and June 30, 2021, SBUD LLC made aggregate rent payments of $60,000. In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms. The rent increase to $5,500 per month during the first three-year renewal period, and to $6,050 during the second three-year renewal period. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

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

As of June 30, 2021, and December 31, 2020, respectively, the Company had $5,948,853 and $2,090,887 of finished goods inventory. As of June 30, 2021, the Company had $858,628 of work in process and $2,375,461 of raw materials. As of December 31, 2020, the Company had $500,917 of work in process and $27,342 of raw materials. The Company uses the FIFO inventory valuation method. As of June 30, 2021 and December 31, 2020, the Company did not recognize any impairment for obsolescence within its inventory.

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

From December 2020 through March 2021, the Company closed the acquisition of thirteen Star Buds dispensaries and one cultivation facility. The aggregate purchase price was $118,000,000. The Company accounted for the transaction utilizing purchase price accounting stating that the book value approximates the fair market value of the assets acquired. The purchase price accounting resulted in the Company valuing the investment as $27,054,025 of goodwill.

As of June 30, 2021, the Company had $41,505,944 of goodwill which consisted of $6,301,080 from Success Nutrients and Pono Publications, $3,003,226 from DCG, $3,000,000 from The Big Tomato, $2,147,613 from Mesa Organics, and $27,054,025 from Star Buds.

10.	Debt

Term Loan — On February 26, 2021, the Company entered into a Loan Agreement with SHWZ Altmore, LLC and GGG Partners LLC, as collateral agent. Upon execution of the Loan Agreement, the Company received $10,000,000. The term loan incurs 15% interest per annum, due quarterly on March 1, June 1, September 1, and December 1 of each year. Principal payments begin on June 1, 2023 in the amount of $500,000, with the remainder of the principal due upon maturity on February 26, 2025.

Under the terms of the loan, the Company must comply with certain restrictions. These include customary events of default and specified representations as well as various financial ratio requirements including, (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of June 30, 2021, the Company was in compliance with the requirements described above.

Seller Notes — As part of the acquisition of the Star Buds assets, the Company entered into a deferred payment arrangement with the sellers for $44,250,000. The deferred payment arrangement incurs 12% interest per annum, payable on the 1st of every month through November 2025. Principal payments are due as follows: $13,901,759 on December 17, 2025, $3,474,519 on February 3, 2026, and $26,873,722 on March 2, 2026.

11.	Leases

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	June 30, 2021
Asset
Operating lease right of use assets	Noncurrent assets	$3,934,370
Liabilities
Lease liabilities	Noncurrent liabilities	$4,078,375

Lease Costs

The table below summarizes the components of lease costs for the six months ended June 30, 2021.

Six Months Ended June 30, 2021

Operating lease costs	$650,692

Maturities of Lease Liabilities

Maturities of lease liabilities as of June 30, 2021 are as follows:

2021 fiscal year	$4,809,658
Less: Interest	182,344
Present value of lease liabilities	$4,627,314

The following table presents the Company’s future minimum lease obligation under ASC 840 as of June 30, 2021:

2021 fiscal year	$740,076
2022 fiscal year	1,479,393
2023 fiscal year	1,354,595
2024 fiscal year	723,590
2025 fiscal year	333,356
Total	$4,631,010

12.	Stockholders’ Equity

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

The Company had 87,266 shares of Series A Preferred Stock issued and outstanding as of June 30, 2021 and 19,716 shares of Series A Preferred Stock issued and outstanding as of December 31, 2020. Among other terms, each share of Series A Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of the Company’s common stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $0.001. The Company had 42,925,303 shares of common stock issued and 42,408,259 shares of common stock outstanding as of June 30, 2021, and 42,601,773 shares of common stock issued and 42,169,041 shares of common stock outstanding as of December 31, 2020.

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

During the six months ended December 31, 2020, the Company issued 406,895 shares of common stock valued at $497,301 to employees, officers, and directors as compensation.

During the period ended June 30, 2021, the Company issued 323,530 shares of common stock valued at $557,998 to employees, and directors as compensation.

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

During the period ended June 30, 2021, the Company issued warrants to purchase an aggregate of 3,793,530 shares of common stock as purchase consideration for the acquisition of certain Star Buds assets. These warrants have an exercise price of $1.20 per share and expiration dates five years from the date of issuance. In addition, the Company issued a warrant to purchase an aggregate 1,500,000 shares of common stock to an accredited investor in connection with entering into a loan agreement. This warrant has an exercise price of $2.50 per share and expires five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.20 of $2.50, respectively, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate ranging between 0.46% - 0.75% and (iv) an expected volatility of the price of the underlying common stock ranging between 192.71% - 195.00%.

The following table reflects the change in common stock purchase warrants for the six months ended June 30, 2021.

Number of shares
Balance as of January 1, 2021	11,725,220
Warrants exercised	–
Warrants forfeited	–
Warrants issued	5,293,530
Balance as of June 30, 2021	17,018,750

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

The Company has three identifiable segments as of June 30, 2021; (i) retail, (ii) wholesale and (iii) and other. The retail segment represents our dispensaries which sell merchandise directly to customers via retail locations and e-commerce portals. The wholesale segment represents our manufacturing and wholesale business which sell merchandise to customers via e-commerce portals, a retail location, and manufacturing facility. The other segment derives its revenue from licensing and consulting agreements with cannabis related entities, in addition to fees from seminars and expense reimbursements included in other revenue on the Company’s financial statements.

The following information represents segment activity for the three-month periods ended June 30, 2021 and June 30, 2020:

	For the Three Months Ended				For the Three Months Ended
	30-June-2021				30-June-2020
	Retail	Wholesale	Other	Total	Retail	Wholesale	Other	Total

Revenues	$21,525,816	$9,186,180	$16,844	$30,728,841	$732,459	$4,106,195	$586,675	$5,424,329
Cost of goods and services	$(9,562,361)	$(6,208,416)	$(55,564)	$(15,826,341)	$(477,085)	$(2,356,159)	$(273,442)	$(3,106,686)
Gross profit	$11,963,455	$2,977,764	$(38,720)	$14,902,500	$255,374	$2,382,741	$734,127	$2,317,643
Intangible assets amortization	$2,755,794	$(191)	$134	$2,755,736	$–	$3,027	$268	$1,647
Depreciation	$136,500	$5,385	$118,957	$260,843	$76,448	$4,593	$9,933	$86,510
Income (loss) from operations	$6,643,360	$2,519,461	$(4,792,780)	$4,370,040	$(76,789)	$1,448,547	$(9,346,774)	$(6,595,707)
Segment assets	$133,063,287	$24,484,790	$25,811,195	$183,359,272	$1,730,156	$20,783,819	$12,498,980	$36,012,965

The following information represents segment activity for the six-month periods ended June 30, 2021 and June 30, 2020:

	For the Six Months Ended				For the Six Months Ended
	30-June-2021				30-June-2020
	Retail	Wholesale	Other	Total	Retail	Wholesale	Other	Total
Revenues	$33,342,016	$16,632,445	$94,494	$50,068,955	$732,459	$6,635,126	$1,259,878	$8,627,463
COGS	$(17,063,118)	$(10,692,109)	$(158,224)	$(27,913,451)	$(477,085)	$(4,252,385)	$(525,751)	$(5,255,221)
Gross profit	$16,278,898	$5,940,336	$(63,730)	$22,155,504	$255,374	$2,382,741	$734,127	$3,372,242
Intangible assets amortization	$4,350,095	$1,305	$266	$4,351,667	$–	$3,027	$268	$3,295
Depreciation	$220,798	$9,026	$225,656	$455,480	$76,448	$4,593	$9,933	$90,974
Income (loss) from operations	$8,042,011	$5,333,475	$(12,654,954)	$720,532	$(76,789)	$1,448,547	$(9,346,774)	$(7,975,017)
Segment assets	$133,063,287	$24,484,790	$25,811,195	$183,359,272	$1,730,156	$20,783,819	$12,498,980	$36,012,965

14.	Tax Provision

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,
	2021	2020
Income (Loss) before Income Taxes	4,598,515	(6,595,707)
Income Tax Expense	228,474	–
Effective Tax Rate	4.97%	0%

	Six Months Ended June 30,
	2021	2020
Income (Loss) before Income Taxes	1,405,620	(7,975,017)
Income Tax Expense	685,088	–
Effective Tax Rate	48.74%	0%

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

The effective tax rate for the three months and six months ended June 30, 2021 varies from the three months and six months ended June 30, 2020 primarily due to IRC Section 280E. The Company acquired plant-touching cannabis operations during 2020 and 2021 and these plant-touching operations are subject to the limitations of IRC Section 280E. In April 2020, the Company acquired its first plant-touching business, Mesa Organics. Prior to this acquisition, the Company was not subject to IRC Section 280E.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's valuation allowance represents the amount of tax benefits that are likely to not be realized. Management assesses the need for a valuation allowance each period and continues to have a full valuation allowance on its deferred tax assets as of June 30, 2021.

The Federal statute of limitation remains open for the 2017 tax year to present. The state statute of limitation remains open for the 2016 tax year to present.

15.	Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On July 21, 2021, the Company, completed its previously announced asset purchase from SCG Services, LLC (the “APA Seller”), pursuant to the terms of an asset purchase agreement, dated May 27, 2021, among the Company, SCG Holding, LLC, a wholly-owned subsidiary of the Company (the “Purchaser”), the APA Seller, and John Sakun and Vladimir Sakun (together, the “APA Members”).

At the closing, the Purchaser purchased all of the assets of the APA Seller that are used in or held for use in or are related to the operation of the APA Seller’s business of growing, distributing and marketing recreational cannabis products, on the terms and subject to the conditions set forth in the asset purchase agreement, and assumed obligations under contracts acquired as part of the purchase.

The aggregate purchase price for the assets of the APA Seller was $6.725 million, approximately $1.2 million of which was paid in cash and the remainder of which was paid in shares of the Company’s common stock based on the volume weighted average price per share of the Company’s common stock for the prior 30 consecutive trading days, as determined in reasonable good faith by the Purchaser on the date that was three business days prior to the closing, or 1,992,593 shares. The Company held back 10% of each of the cash portion, approximately $0.1 million, and the stock portion, 221,400 shares, of the purchase price as collateral for potential claims for indemnification from the APA Seller and the APA Members under the asset purchase agreement. Any portion of the held-back cash portion and stock portion not used to satisfy indemnification claims will be released to the APA Members on the first anniversary of the closing.

Also, at the closing, the Purchaser acquired certain real estate from BWR L.L.C.(the “Real Estate Seller”), pursuant to the terms of an agreement of purchase and sale, dated May 27, 2021, between the Purchaser and the Real Estate Seller.

At closing, the Purchaser purchased and acquired from the Real Estate Seller certain real property consisting of approximately 36 acres located in Huerfano County, Colorado, together with, among other things, all structures and improvements thereon, all fixtures therein or thereto and all privileges, easements and appurtenances pertaining thereto, including all of the Real Estate Seller’s right, title and interest in and to any adjacent or adjoining streets, alleys, or rights-of-ways and any strips or gores. The aggregate purchase price for the property of the Real Estate Seller was $4.499 million, which was paid in cash.

On July 28, 2021, Mesa Organics Ltd, a wholly-owned subsidiary of the Company, in its capacity as the administrative borrower, entered into a First Amendment to Loan Agreement with SHWZ Altmore, LLC, as lender, and GGG Partners LLC, as collateral agent, effective as of June 25, 2021. The amendment amended two definitions in the Loan Agreement, dated February 26, 2021, among Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd., SCG Holding, LLC and PBS Holdco LLC, SHWZ Altmore LLC and GGG Partners LLC, to extend the time period during which the borrowers are eligible to request the final $5,000,000 advance under the Loan Agreement by 60 days, or until August 25, 2021. On July 28, 2021, SHWZ Altmore LLC made the final advance of $5,000,000 to the borrowers under the Loan Agreement. As previously reported, the final advance was conditioned on, among other things, the Company’s completing its asset purchase from SCG Services, LLC, which occurred on July 21, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. In addition to our historical unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K, particularly in Part I, Item 1A “Risk Factors.” See also, “CAUTIONARY NOTE ABOUT FORWARD-LOOKING INFORMATION.”

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

On December 17, 2020, the Company acquired the assets of (i) Starbuds Pueblo LLC; and (ii) Starbuds Alameda LLC under the applicable APAs. On December 18, 2020, the Company acquired the assets of (i) Starbuds Commerce City LLC; (ii) Lucky Ticket LLC; (iii) Starbuds Niwot LLC; and (iv) LM MJC LLC under the applicable APAs.

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

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2021 and 2020

Revenues

Revenue for the three months ended June 30, 2021 totaled $30,728,841 and consisted of (i) retail revenue of $21,525,816, (ii) wholesale revenue of $9,186,180, and (iii) other operating revenue of $16,844, compared to $5,424,329 for the three months ended June 30, 2020, consisting of(i) retail revenue of $732,459, (ii) wholesale revenue of $4,106,195, and (iii) other operating revenue of $585,675, representing an increase of $25,304,512, or 466.5%. This increase was due to increased sale of our products as well as growth through acquisition.

Cost of Goods and Services

Cost of goods and services for the three months ended June 30, 2021 totaled $15,826,341, compared to cost of goods and services of $3,106,686 during the three months ended June 30, 2020 representing an increase of $12,719,655 or 409.4%. This increase was due to increased sale of our products as well as growth through acquisition.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 totaled $10,461,584, compared to operating expenses of $8,667,604 during the three months ended June 30, 2020 representing an increase of $1,793,980 or 20.7%. This increase was due to increased selling, general and administrative expenses, and salaries, benefits and related employment costs, offset by decreases in professional service fees, and non-cash, stock-based compensation.

Other Income (Expense), Net

Net other income for the three months ended June 30, 2021 totaled $157,598, compared to net other expense of $245,746 during the three months ended June 30, 2020. The increase in other income was primarily due to an unrealized gain recognized on the change in fair value of certain derivative liabilities and an unrealized gain on investments, offset by interest expense.

Net Income (Loss)

As a result, we generated net income of $4,370,041 during the three months ended June 30, 2021 or approximately $0.10 per share, compared to net loss of $6,595,707 or approximately $0.16 per share during the three months ended June 30, 2020.

Comparison of Results of Operations for the six months ended June 30, 2021 and 2020

Revenues

Revenue for the six months ended June 30, 2021 totaled $50,068,955 and consisted of (i) retail revenue of $33,342,016, (ii) wholesale revenue of $16,632,445, and (iii) other operating revenue of $94,494, compared to $8,627,463 for the six months ended June 30, 2020, consisting of (i) retail of $732,459, (ii) wholesale of $6,635,126, and (iii) other operating revenues of $1,259,878, representing an increase of $41,441,493, or 480.3%. This increase was due to increased sale of our products as well as growth through acquisition.

Cost of Goods and Services

Cost of goods and services for the six months ended June 30, 2021 totaled $27,913,451, compared to cost of goods and services of $5,255,221 during the six months ended June 30, 2020 representing an increase of $22,658,231 or 431.2%. This increase was due to increased sale of our products as well as growth through acquisition.

Operating Expenses

Operating expenses for the six months ended June 30, 2021 totaled $19,199,494, compared to operating expenses of $13,833,278 during the six months ended June 30, 2020 representing an increase of $5,366,216 or 38.8%. This increase was due to increased selling, general and administrative expenses, professional service fees, and salaries, benefits and related employment costs, offset by a decrease in stock-based compensation.

Other Income (Expense), Net

Net other expense for the six months ended June 30, 2021 totaled $1,550,390, compared to net other income of $2,486,019 during the six months ended June 30, 2020. The decrease in other expenses was primarily due to an unrealized gain recognized on the change in fair value of certain derivative liabilities, unrealized gain on investments, and a gain on sale of assets, offset by interest expense. In addition, there was a gain on forfeiture of contingent consideration during the six months ended June 30, 2020 that was not present during the six months ended June 30, 2021.

Net Income (Loss)

As a result, we generated net income of $720,532 during the six months ended June 30, 2021 or approximately $0.02 per share, compared to net loss of $6,595,707 or approximately $0.16 per share during the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had $21,130,769 in cash and cash equivalents. Net cash provided by operating activities was $1,395,416 during the six months ended June 30, 2021, compared to cash used in operating activities of $4,054,088 for the six months ended June 30, 2020, representing an increase in cash provided of $5,449,504. Cash flows used for investing activities was $67,132,921 during the six months ended June 30, 2021, compared to cash used of $3,253,675 for the six months ended June 30, 2020, representing an increase of $63,879,246. Cash flows provided by financing activities was $85,631,039 during the six months ended June 30, 2021, compared to $374,500 for the six months ended June 30, 2020, representing an increase of $85,256,539. This increase was due to securities issued related to the acquisition of the Star Buds assets.

The Company’s debt obligations are discussed in Note 10, Debt, in the Notes to Unaudited Condensed Interim Financial Statements contained in this Quarterly Report on Form 10-Q and such discussion is incorporated herein by this reference.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2021 and December 31, 2020.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On June 7, 2019, the Company filed a complaint against ACC Industries Inc. (“ACC”) and Building Management Company B, L.L.C., in state district court located in Clark County, Nevada, alleging, amongst other causes of action, breach of contract, conversion, and unjust enrichment and seeking general, special and punitive damages in the amount of $3,876,850. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020 ACC filed a counterclaim alleging breach of contract, which the Company believes is without merit. The Company discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration should be brought in as a party to the arbitration. Based upon the new facts, the Company filed a motion to amend the complaint to add new claims and the related entity as a party. On September 1, 2020, the court ruled in favor of the Company and permitted the Company to amend the complaint to add the related entity. On September 1, 2020, the Company filed an amended complaint naming the related entity a party and added intentional misrepresentation, fraudulent inducement, civil conspiracy, aiding and abetting, successor liability and fraudulent concealment claims. The Company began arbitration proceedings on November 2, 2020. The Company completed arbitration in February 2021. On May 14, 2021, the Arbitrator entered an award in favor of the Company in the amount of $1,935,273 with an offset of $150,000 for a total award of $1,785,273. The arbitration will now enter into a second phase to adjudicate the remaining alter ego claims once mutually scheduled by the parties.

On July 6, 2018, the Company filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers (“VVG”). In the complaint, the Company alleges breach by VVG of the Technologies License Agreement dated April 27, 2017 between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321 plus pre and post judgment interest as well as attorneys’ fees. In March 2020, VVG filed its opening appeal brief with the Nevada Supreme Court. The Company’s response brief was due on May 15, 2020. After VVG filed its opening brief in March 2020, the Company filed a Motion to Strike portions of the brief and record. On August 27, 2020, the court ordered VVG to supplement its brief and the record. On October 27, 2020, the Company, in a joint request with VVG, filed a motion to extend its time to file its answering brief. The Company filed its answering brief in January 2021. VVG’s reply brief was filed in March 2021. On July 23, 2021, the Nevada Supreme Court affirmed the trial court’s damage award, but remanded the case to the trial court to properly calculate post-judgement interest.

On March 6, 2020, the Company’s former Chief Operating Officer, Joe Puglise, issued an arbitration demand against the Company claiming breach of contract and seeking equity compensation and cash damages. The Company counterclaimed with breach of contract and breach of fiduciary duty claims for unspecified damages. The ultimate resolution of the matter could result in a Company loss of up to $3,500,000 in stock-based compensation. The parties commenced arbitration on January 25, 2021 and concluded it in March 2021. On May 12, 2021, the arbitration panel entered an award in favor of Mr. Puglise for $189,920 for a performance bonus plus interest, and 2,000,000 vested options to purchase shares of common stock. Mr. Puglise was also awarded attorneys’ fees and costs in the amount of $391,768.28.

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those identified in the Annual Report on Form 10-K for the period ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1+	Asset Purchase Agreement, dated May 27, 2021, by and among SCG Holding, LLC, Medicine Man Technologies, Inc., SCG Services, LLC, and John Sakun and Vladimir Sakun (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 2, 2021 (Commission File No. 000-55450))
2.2+	Agreement of Purchase and Sale, dated May 27, 2021, by and between SCG Holding, LLC and BWR L.L.C. (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 2, 2021 (Commission File No. 000-55450))
2.3+	Asset Purchase Agreement, dated June 25, 2021, by and among Double Brow, LLC, Medicine Man Technologies, Inc., BG3 Investments, LLC, Black Box Licensing, LLC, and Brian Searchinger (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed July 1, 2021 (Commission File No. 000-55450))
10.1	First Amendment to Justin Dye Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))
10.2	Second Amendment to Nancy Huber Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))
10.3	First Amendment to Nirup Krishnamurthy Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))
10.4	First Amendment to Dan Pabon Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32**	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

______________________

+ Certain exhibits and schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2021	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye, Chief Executive Officer (Authorized Officer)

By: /s/ Nancy Huber
Nancy Huber, Chief Financial Officer
(Principal Financial and Accounting Officer)

