Form 10-Q
period 2021-09-30
Medicine Man Technologies, Inc.
filed 2021-11-15
CIK 1622879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 11, 2021, the Registrant had 44,400,853 shares of Common Stock outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other words of similar meaning in connection with a discussion of future events or future operating or financial performance, although the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual events or our actual results, performance or achievements to be materially different from the future events, results, performance or achievements expressed or implied by any forward-looking statements. There can be no assurance that future events, results, performance or achievements will be in accordance with our expectations or that the effect of future events, results, performance or achievements will be those anticipated by us.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

Expressed in U.S. Dollars

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$21,168,816	$1,231,235
Accounts receivable, net of allowance for doubtful accounts	3,530,520	1,270,380
Accounts receivable - related party	–	80,494
Inventory	10,678,381	2,619,145
Note receivable - current, net	–	–
Note receivable - related party	–	181,911
Prepaid expenses and other current assets	2,579,035	614,200
Total current assets	37,956,752	5,997,365
Non-current assets
Fixed assets, net accumulated depreciation of $1,631,093 and $872,579, respectively	8,805,348	2,584,798
Goodwill	42,090,944	53,046,729
Intangible assets, net accumulated amortization of $7,162,110 and $200,456, respectively	98,072,970	3,082,044
Marketable securities, net of unrealized gain (loss) of $210,685 and $(129,992), respectively	487,467	276,782
Note receivable – noncurrent, net	179,167	–
Accounts receivable – litigation	3,063,968	3,063,968
Other noncurrent assets	448,062	51,879
Operating lease right of use assets	3,626,617	2,579,036
Total non-current assets	156,774,543	64,685,236
Total assets	$194,731,295	$70,682,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$953,467	$3,508,478
Accounts payable - related party	87,143	48,982
Accrued expenses	11,660,237	2,705,445
Derivative liabilities	79,730	1,047,481
Deferred revenue	–	50,000
Notes payable - related party	134,498	5,000,000
Income taxes payable	1,029,482	–
Total current liabilities	13,944,557	12,360,386
Long term debt	59,246,337	13,901,759
Lease liabilities	3,807,306	2,645,597
Total long-term liabilities	63,053,643	16,547,356
Total liabilities	76,998,200	28,907,742

Stockholders' equity
Common stock, $0.001 par value. 250,000,000 shares authorized; 45,139,297 shares issued and 44,400,853 shares outstanding at September 30, 2021 and 42,601,773 shares issued and 42,169,041 outstanding at December 31, 2020, respectively	45,140	42,602
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 82,838 shares issued and outstanding at September 30, 2021 and 10,000,000 shares authorized; 19,716 shares issued and outstanding at December 31, 2020	87	20
Additional paid-in capital	165,393,733	85,357,835
Accumulated deficit	(46,188,829)	(42,293,098)
Common stock held in treasury, at cost, 517,044 shares held at September 30, 2021 and 432,732 shares held at December 31, 2020	(1,517,036)	(1,332,500)
Total stockholders' equity	117,733,095	41,774,859
Total liabilities and stockholders' equity	$194,731,295	$70,682,601

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Nine Months Ended September 30, 2021 and 2020

Expressed in U.S. Dollars

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues
Retail	$20,741,864	$1,135,822	$54,083,880	$1,868,279
Wholesale	11,022,519	6,273,897	27,654,965	12,909,025
Other	70,922	20,655	165,416	1,280,533
Total revenue	31,835,305	7,430,374	81,904,261	16,057,837
Cost of goods and services
Cost of goods and services	16,779,313	4,648,910	44,692,765	9,904,131
Total cost of goods and services	16,779,313	4,648,910	44,692,765	9,904,131
Gross profit	15,055,992	2,781,464	37,211,496	6,153,706
Operating expenses
Selling, general and administrative expenses	5,593,336	1,298,693	13,580,469	3,054,091
Professional services	752,572	1,769,455	4,466,696	5,390,186
Salaries	3,644,320	1,878,156	8,505,733	5,973,482
Stock based compensation	1,228,764	1,453,986	3,865,588	5,815,808
Total operating expenses	11,218,992	6,400,290	30,418,486	20,233,567
Income (loss) from operations	3,837,000	(3,618,826)	6,793,010	(14,079,861)
Other income (expense)
Interest income (expense), net	(1,851,694)	10,131	(4,526,746)	46,726
Gain on forfeiture of contingent consideration	–	–	–	1,462,636
Unrealized gain on derivative liabilities	356,824	684,422	967,751	1,527,850
Other income	–	–	–	32,621
Gain (loss) on sale of assets	(49,985)	–	242,494	–
Unrealized gain (loss) on investments	(10,572)	10,062	210,685	120,800
Total other income (expense)	(1,555,427)	704,615	(3,105,816)	3,190,633
Provision for income taxes	1,312,817	–	1,997,905	–
Net income (loss)	$968,756	$(2,914,211)	$1,689,289	$(10,889,228)

Earnings (loss) per share attributable to common stockholders
Basic earnings (loss) per share	$0.02	$(0.07)	$0.04	$(0.26)
Diluted earnings (loss) per share	$0.02	$(0.07)	$0.03	$(0.26)
Weighted average number of shares outstanding - basic	44,145,709	41,568,147	42,903,008	41,242,041
Weighted average number of shares outstanding - diluted	56,139,416	41,568,147	56,688,640	41,242,041

Comprehensive income (loss)	$968,756	$(2,914,211)	$1,689,289	$(10,889,228)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine months Ended September 30, 2021 and 2020

Expressed in U.S. Dollars

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance, December 31, 2019	–	$–	39,952,628	$39,953	$50,356,469	$(22,816,477)	257,732	$(1,000,000)	$26,579,945

Net income (loss)	–	–	–	–	–	(10,889,228)	–	–	(10,889,228)
Issuance of stock as payment for acquisitions	–	–	2,554,750	2,555	4,167,253	–	–	–	4,169,808
Return of common stock as compensation to employees, officers and/or directors	–	–	(500,000)	(500)	–	–	–	–	(500)
Issuance of common stock in connection with sales made under private or public offerings	–	–	187,500	187	374,813	–	–	–	375,000
Return of common stock	–	–	–	–	–	–	175,000	(332,500)	(332,500)
Stock based compensation expense related to common stock options	–	–	–	–	5,815,808	–	–	–	5,815,808

Balance, September 30, 2020	–	$–	42,194,878	$42,195	$60,714,343	$(33,705,705)	432,732	$(1,332,500)	$25,718,333

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance, December 31, 2020	19,716	$20	42,601,773	$42,602	$85,357,835	$(42,293,098)	432,732	$(1,332,500)	$41,774,859

Net income (loss)	–	–	–	–	–	1,689,289	–	–	1,689,289
Issuance of stock as payment for acquisitions	20,240	20	2,213,994	2,214	25,617,766	–	–	–	25,620,000
Return of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	323,530	324	680,538	–	–	–	680,862
Issuance of common stock in connection with sales made under private or public offerings	47,310	47	–	–	50,449,159	–	–	–	50,449,206
Dividends declared	–	–	–	–	–	(5,585,020)	–	–	(5,585,020)
Return of common stock	–	–	–	–	–	–	84,312	(184,536)	(184,536)
Stock based compensation expense related to common stock options	–	–	–	–	3,288,435	–	–	–	3,288,435

Balance, September 30, 2021	87,266	$87	45,139,297	$45,140	$165,393,733	$(46,188,829)	517,044	$(1,517,036)	$117,733,095

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three months Ended September 30, 2021 and 2020

Expressed in U.S. Dollars

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance, June 30, 2020	–	$–	42,194,878	$42,195	$59,260,357	$(30,791,494)	257,732	$(1,000,000)	$27,511,058

Net income (loss)	–	–	–	–	–	(2,914,211)	–	–	(2,914,211)
Issuance of stock as payment for acquisitions	–	–	–	–	–	–	–	–	–
Return of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–	–	–	–
Issuance of stock in connection with sales made under private or public offerings	–	–	–	–	–	–	–	–	–
Dividends declared	–	–	–	–	–	–	–	–	–
Return of common stock	–	–	–	–	–	–	175,000	(332,500)	(332,500)
Stock based compensation expense related to common stock options	–	–	–	–	1,453,986	–	–	–	1,453,986

Balance, September 30, 2020	–	$–	42,194,878	$42,195	$60,714,343	$(33,705,705)	432,732	$(1,332,500)	$25,718,333

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance, June 30, 2021	87,266	$87	42,925,303	$42,925	$158,787,183	$(45,373,480)	517,044	$(1,517,036)	$111,939,679

Net income (loss)	–	–	–	–	–	968,757	–	–	968,756
Issuance of stock as payment for acquisitions	–	–	2,213,994	2,214	5,377,786	–	–	–	5,380,000
Return of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	–	1	–	–	–	–	1
Issuance of stock in connection with sales made under private or public offerings	–	–	–	–	–	–	–	–	–
Dividends declared	–	–	–	–	–	(1,784,106)	–	–	(1,784,106)
Return of common stock	–	–	–	–	–	–	–	–	–
Stock based compensation expense related to common stock options	–	–	–	–	1,228,764	–	–	–	1,228,764

Balance, September 30, 2021	87,266	$87	45,139,297	$45,140	$165,393,733	$(46,188,829)	517,044	$(1,517,036)	$117,733,095

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

For the Nine months Ended September 30, 2021 and 2020

Expressed in U.S. Dollars

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income (loss) for the period	$1,689,289	$(10,889,228)
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	7,779,828	322,292
Deferred taxes	–	–
Gain on change in derivative liabilities	(967,751)	(2,990,486)
Gain on investment, net	(210,685)	(120,800)
Gain on sale of assets	(292,479)	–
Stock based compensation	3,865,588	5,815,808
Changes in operating assets and liabilities
Accounts receivable	(2,179,646)	1,292,509
Inventory	(3,034,246)	271,305
Prepaid expenses and other current assets	(1,964,835)	274,814
Other assets	(396,183)	(127,999)
Operating leases right of use assets and liabilities	114,129	27,028
Accounts payable and other liabilities	(568,387)	(177,295)
Deferred revenue	(50,000)	–
Income taxes payable	1,029,482	(1,940)
Net cash provided by (used in) operating activities	4,814,104	(6,303,992)

Cash flows from investing activities:
Collection of notes receivable	181,911	478,285
Cash consideration for acquisition of business	(71,927,071)	(2,609,500)
Purchase of fixed assets - net	(3,869,658)	(976,685)
Purchase of intangible assets	(29,580)	–
Net cash (used in) investing activities	(75,644,398)	(3,107,900)

Cash flows from financing activities:
Proceeds from issuance of debt, net	45,344,578	–
Repayment of notes payable	(4,865,502)	–
Proceeds from issuance of common stock, net of issuance costs	50,282,797	42,000
Net cash provided by financing activities	90,761,874	42,000

Net increase (decrease) in cash and cash equivalents	19,931,580	(9,369,892)
Cash and cash equivalents at beginning of period	1,237,236	12,351,580
Cash and cash equivalents at end of period	$21,168,816	$2,981,688

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,862,970	$–

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

On April 20, 2020, the Company rebranded and since then conducts its business under the trade name, Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol SHWZ.

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

On July 21, 2021, the Company acquired the assets of Southern Colorado Growers under the applicable APA.

From December 2020 through March 2021 the Company completed a private placement of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) for aggregate gross proceeds of $57.7 million dollars. In the private placement, the Company issued and sold an aggregate of 57,700 shares of Series A Preferred Stock at a price of $1,000 per share under securities purchase agreements with Dye Capital Cann Holdings II, LLC (“Dye Cann II”) and CRW Cann Holdings, LLC (“CRW”) as well as subscription agreements with unaffiliated investors. Among other terms, each share of Series A Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of the Company’s common stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances.

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

The Company’s operations are organized into three different segments as follows: (i) retail, consisting of retail locations for sale of cannabis products, (ii) wholesale, consisting of manufacturing, cultivation and sale of wholesale cannabis products, nutrients for cannabis, and hydroponics and indoor gardening supplies, and (iii) other, consisting of all other income and expenses, including those related to licensing and consulting services, facility design services, facility management services, and corporate operations.

1.	Liquidity and Capital Resources

During the quarters ended September 30, 2021 and 2020, the Company primarily used revenues from its operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $21,168,816 and $1,231,235 classified as cash and cash equivalents as of September 30, 2021, and December 31, 2020, respectively.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30,	December 31,
	2021	2020
Level 1 - Marketable Securities Available-for-Sale - Recurring	487,467	276,782

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

The following table depicts the composition of our accounts receivable as of September 30, 2021, and December 31, 2020:

	September 30,	December 31,
	2021	2020

Accounts receivable - trade	$3,665,566	$1,315,188
Accounts receivable - related party	–	80,494
Accounts receivable - litigation, non-current	3,063,968	3,063,968
Allowance for doubtful accounts	(135,046)	(44,808)
Total accounts receivable	$6,594,488	$4,414,842

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

Notes Receivable

On March 12, 2021, the Company sold equipment to Colorado Cannabis. The terms of sale included a zero interest note receivable, payable $11,944 on the first of each month for 24 months. As of September 30, 2021, the outstanding balance, including penalties for late payments, on the notes receivable with Colorado Cannabis totaled $179,167.

Prepaid Expenses and Other Assets (Current and Non-Current)

Prepaid expenses and other assets as of September 30, 2021 and December 31, 2020 were $3,027,097 and $666,079, respectively. As of September 30, 2021, this balance included $2,579,035 in prepaid expenses and $448,062 in security deposits. As of December 31, 2020, other assets included $345,777 in prepaid expenses, $268,423 in tax receivable, and $51,879 in security deposits. Prepaid expenses were primarily comprised of insurance premiums, membership dues, conferences and seminars, and other general and administrative costs.

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

The Company performed its annual fair value assessment as of December 31, 2020, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists. No additional factors or circumstances existed as of September 30, 2021 that would indicate impairment.

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

Accounts Payable

Accounts payable as of September 30, 2021 and December 31, 2020 were $1,040,610 and $3,557,460, respectively and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of September 30, 2021 and December 31, 2020 were $11,660,237 and $2,705,445, respectively. As of September 30, 2021, this was comprised of accrued payroll of $632,965, operating expenses of $5,442,254, and accrued dividends on preferred stock of $5,585,018. As of December 31, 2020, accrued expenses and other liabilities was comprised of customer deposits of $26,826, accrued payroll of $1,154,887, and operating expenses of $1,523,732.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $250,568 and $559,161 for the three and nine months ended September 30, 2021, respectively, as compared to $ $172,539 and $638,335, respectively, for the three and nine months ended September 30, 2020.

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

The Company recognized $1,228,764 and $3,865,588 in expense for stock-based compensation from common stock options and common stock issued to employees, officers, and directors during the three and nine months ended September 30, 2021, respectively, and $1,453,986 and $5,815,808 in expenses for stock-based compensation from the issuance of common stock to employees, officers, directors and/or contractors during the three and nine months ended September 30, 2020, respectively.

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

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability, and the tax benefit to be recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Tax authorities regularly examine our returns in the jurisdictions in which we do business, and we regularly assess the tax risk of our return filing positions. Due to the complexity of some of the uncertainties, the ultimate resolution may result in payments that are materially different from our current estimate of the tax liability. These differences, as well as any interest and penalties, will be reflected in the provision for income taxes in the period in which they are determined.

As the Company operates in the cannabis industry, it is subject to the limits of the Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

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

4.	Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	September 30,	December 31,
	2021	2020
Furniture and fixtures	$254,490	$228,451
Leasehold improvements	662,839	90,314
Machinery and tools	1,779,411	1,456,752
Land and buildings	2,935,000	–
Office equipment	250,833	104,059
Software	1,983,356	1,308,387
Work in process	2,570,512	269,414
	$10,436,441	$3,457,377
Less: Accumulated depreciation	(1,631,093)	(872,579)
Total property and equipment, net of depreciation	$8,805,348	$2,584,798

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture and fixtures	3-5 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Machinery and tools	5 years
Office equipment	3 years
Software	3-5 years

Depreciation expense for the three and nine months ended September 30, 2021 was $364,399 and $818,174, respectively.

5.	Intangible Asset

Intangible assets as of September 30, 2021 and December 31, 2020 were comprised of the following:

	September 30,	December 31,
	2021	2020

License Agreements	$94,287,580	$1,667,700
Tradename	4,560,000	350,000
Customer Relationships	5,150,000	1,055,000
Non Compete	1,205,000	120,000
Product License and Registration Agreements	–	57,300
Trade Secret	32,500	32,500
	$105,235,080	$3,282,500
Less: accumulated amortization	(7,162,110)	(200,456)
Total intangible assets, net of amortization	$98,072,970	$3,082,044

Amortization expense for the three and nine months ended September 30, 2021 was $2,609,987 and $6,961,654, respectively.

6.	Derivative Liability

In 2019, the Company entered into certain employment agreements with key officers that contained contingent consideration provisions based upon the achievement of certain market condition milestones. The Company determined that each of these vesting conditions represented derivative instruments.

On January 8, 2019, the Company granted the right to receive 500,000 shares of restricted common stock to an officer and director, which will vest at such time that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds. The rights expire January 8, 2022.

On April 23, 2019, the Company granted the right to receive 1,000,000 shares of restricted common stock to an officer and director, which will vest at such time that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds. On February 25, 2020, the director resigned from his remaining positions with the Company and forfeited his right to the contingent consideration. As a result, the Company recorded a gain of $1,462,636 as a component of other income (expense), net on the financial statements in the first quarter of 2020.

On June 11, 2019, the Company granted the right to receive 1,000,000 shares of restricted common stock to an officer, which will vest at such time that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds. On May 3, 2021, the Company executed an agreement whereby the officer relinquished the 1,000,000 shares of restricted common stock. and as a result, recorded a gain of $1,509,117 as a component of other income (expense), net on the financial statements in the second quarter of 2021.

The Company accounts for derivative instruments in accordance with the US GAAP accounting guidance under ASC 815, Derivatives and Hedging Activities. The Company estimated the fair value of these derivatives at the respective balance sheet dates using the Black-Scholes option pricing model based upon the following inputs: (i) stock price on the date of grant ranging between $1.32 - $3.75, (ii) a risk-free interest rate ranging between 1.45% - 2.57% and (iii) an expected volatility of the price of the underlying common stock ranging between 145% - 201%.

As of September 30, 2021, the fair value of these derivative liabilities is $79,730. The change in the fair value of derivative liabilities for the three months ended September 30, 2021 was $356,824, resulting in an aggregate unrealized gain on derivative liabilities. The change in the fair value of the derivative liabilities for the nine months ended September 30, 2021 was $967,751, resulting in an aggregated unrealized gain on derivative liabilities.

7.	Related Party Transactions

Transactions Involving Former Directors, Executive Officers or Their Affiliated Entities

During the year ended December 31, 2020, the Company recorded sales to Medicine Man Denver, totaling $997,262. The Company had an accounts receivable balance with Medicine Man Denver totaling $72,109 as of December 31, 2020. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in Medicine Man Denver. Effective February 25, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from Medicine Man Denver during the period ended September 30, 2021.

During the year ended December 31, 2020, the Company recorded sales to MedPharm Holdings LLC (“MedPharm”) totaling $73,557. The Company had a net accounts receivable balance with MedPharm totaling $5,885 as of December 31, 2020. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in MedPharm. Effective February 25, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from MedPharm during the period ended September 30, 2021.

Also, during the year ended December 31, 2019, the Company made loans to MedPharm totaling $767,695 evidenced by promissory notes with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. On August 1, 2020, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with MedPharm pursuant to which (i) the parties agreed that the outstanding amount owed by MedPharm to the Company was $767,695 of principal and $47,161 in accrued and unpaid interest, (ii) MedPharm paid the Company $100,000 in cash, (iii) Andrew Williams returned 175,000 shares of the Company’s common stock to the Company, as partial repayment of the outstanding balance at a value of $1.90 per share. These shares are held in treasury. The remaining outstanding principal and interest of $181,911 due and payable by MedPharm under the Settlement Agreement was to be paid out in bi-weekly installments of product by scheduled deliveries through June 30, 2021. This amount was paid off on April 19, 2021.

During the year ended December 31, 2020, the Company recorded sales to Baseball 18, LLC (“Baseball”) totaling $14,605, to Farm Boy, LLC (“Farm Boy”) totaling $16,125, to Emerald Fields LLC (“Emerald Fields”) totaling $16,605, and to Los Sueños Farms (“Los Sueños”) totaling $52,244. As of December 31, 2020 the Company had net accounts payable balances with Baseball of $31,250, and with Farm Boy of $93,944. One of the Company’s former Chief Operating Officers and directors, Robert DeGabrielle, owns the Colorado retail marijuana cultivation licenses for Farm Boy, Baseball, Emerald Fields, and Los Sueños. Effective June 19, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from Baseball, Farm Boy, Emerald Fields, or Los Sueños during the period ended September 30, 2021.

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

During the year ended December 31, 2020, the Company recorded expenses of $66,264 with Tella Digital. As of September 30, 2021 the Company recorded expenses of $188,354 for the nine month period. Tella Digital provides on-premise digital experience solutions for our retail dispensary locations. Mr. Dye is an indirect part owner and serves as Chairman of Tella Digital. Nirup Krishnamurthy, Chief Operating Officer, is also an indirect part owner in Tella Digital.

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

The aggregate purchase price for the Star Buds assets was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, also referred to in this report as “seller note(s),” (iii) 29,500 shares of Series A Preferred Stock, of which 25,075 shares were issued at the applicable closings and 4,425 shares are held in held in escrow and will be released post-closing to either Star Buds or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of the Company’s common stock to the sellers. As of September 30, 2021, the Company owed an aggregate principal amount of $44,250,000 under the seller notes. The Company has not paid any principal and has paid an aggregate of $3,010,887 of interest on the seller notes as of September 30, 2021. Mr. Ruden’s interest in the aggregate purchase price for the Star Buds assets is as follows: (i) $13,727,490 in cash at the applicable closings, (ii) $13,727,490 in seller notes, (iii) 9,152 shares of Series A Preferred Stock, of which 7,779 shares were issued at the applicable closings and 1,373 shares are held in held in escrow and will be released post-closing to either Mr. Ruden or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 1,715,936 shares of the Company’s common stock to Mr. Ruden. The Company has paid Mr. Ruden an aggregate of $929,913 in interest on his seller notes as of September 30, 2021.

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

In connection with acquiring the Star Buds assets for our Pueblo West, Niwot, Commerce City, Lakeside, Arapahoe and Aurora locations, SBUD LLC entered into a lease with each of 428 S. McCulloch LLC, Colorado Real Estate Holdings LLC, 5844 Ventures LLC, 5238 W 44th LLC, 14655 Arapahoe LLC and Montview Real Estate LLC, on substantially the same terms. Each of the leases is for an initial three-year term. The lease with 428 S. McCulloch LLC is for the Company’s Pueblo West Star Buds location and was effective on December 17, 2020. The lease with Colorado Real Estate Holdings LLC and 5844 Ventures LLC is for the Company’s Niwot and Commerce City Star Buds location, respectively, and was effective on December 18, 2020. The lease with 5238 W 44th LLC is for the Company’s Lakeside Star Buds location and was effective on February 3, 2021. The lease with 14655 Arapahoe LLC and Montview Real Estate LLC is for the Company’s Arapahoe and Aurora locations, respectively, and was effective on March 2, 2021. The 428 S McCulloch LLC, 5844 Ventures LLC and 5238 W 44th LLC provides for a monthly rent payment of $5,000 with an aggregate of $180,000 during the initial term of the leases. The Colorado Real Estate Holdings LLC lease provides for a monthly rent payment of $6,779 with an aggregate of $244,044 during the initial term of the lease. The 14655 Arapahoe LLC lease provides for a monthly rent payment of $12,367 with an aggregate of $445,212 during the initial term of the lease. The Montview Real Estate LLC lease provides for a monthly rent of $6,250 with an aggregate of $225,000 during the initial term of the lease. During 2020, SBUD LLC made aggregate rent payments of $10,000. Between January 1, 2021 and September 30, 2021, SBUD LLC made aggregate rent payments of $328,109. In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms with escalation. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

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

Transactions with John Sacun

The Company sold material on behalf of John Sacun of $50,578. This transaction occurred due to orders placed prior to acquisition by the Company which needed to be fulfilled to the customer. An agreement was reached to provide payment to Mr. Sacun for the profit associated with the sale.

8.	Inventory

As of September 30, 2021, and December 31, 2020, respectively, the Company had $4,518,125 and $2,090,886 of finished goods inventory. As of September 30, 2021, the Company had $5,598,515 of work in process and $561,741 of raw materials. As of December 31, 2020, the Company had $500,917 of work in process and $27,342 of raw materials. The Company uses the FIFO inventory valuation method. As of September 30, 2021 and December 31, 2020, the Company did not recognize any impairment for obsolescence within its inventory.

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

On July 21, 2021 the Company closed the acquisition of Southern Colorado Growers. The Company utilized purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in $585,000 of goodwill.

As of September 30, 2021, the Company had $42,090,944 of goodwill, which consisted of $6,301,080 from Success Nutrients and Pono Publications, $3,003,226 from DCG, $3,000,000 from The Big Tomato, $2,147,613 from Mesa Organics, $27,054,025 from Star Buds, and $585,000 from Southern Colorado Growers.

10.	Debt

Term Loan — On February 26, 2021, the Company entered into a Loan Agreement with SHWZ Altmore, LLC and GGG Partners LLC, as collateral agent. Upon execution of the Loan Agreement, the Company received $10,000,000. In connection with the Company’s acquisition of Southern Colorado Growers, an additional $5,000,000 was added to the Loan Agreement. The term loan incurs 15% interest per annum, due quarterly on March 1, June 1, September 1, and December 1 of each year. Principal payments begin on June 1, 2023 in the amount of $750,000, with the remainder of the principal due upon maturity on February 26, 2025.

Under the terms of the loan, the Company must comply with certain restrictions. These include customary events of default and specified representations as well as various financial ratio requirements including, (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of September 30, 2021, the Company was in compliance with the requirements described above.

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	September 30, 2021
Asset
Operating lease right of use assets	Noncurrent assets	$3,626,617
Liabilities
Lease liabilities	Noncurrent liabilities	$3,807,306

Lease Costs

The table below summarizes the components of lease costs for the nine months ended September 30, 2021.

Nine Months Ended September 30, 2021
Operating lease costs	$1,023,267

Maturities of Lease Liabilities

Maturities of lease liabilities as of September 30, 2021 are as follows:

2021 fiscal year	$4,439,713
Less: Interest	281,227
Present value of lease liabilities	$4,158,486

The following table presents the Company’s future minimum lease obligation under ASC 842 as of September 30, 2021:

2021 fiscal year	$370,131
2022 fiscal year	1,479,393
2023 fiscal year	1,354,595
2024 fiscal year	723,590
2025 fiscal year	333,356
Total	$4,261,065

12.	Stockholders’ Equity

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

The Company had 82,838 shares of Series A Preferred Stock issued and outstanding and 4,428 in escrow as of September 30, 2021 and 18,327 shares of Series A Preferred Stock issued and outstanding and 1,389 in escrow as of December 31, 2020. Among other terms, each share of Series A Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of the Company’s common stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $0.001. The Company had 45,139,297 shares of common stock issued, and 44,400,853 shares of common stock outstanding, 517,044 of treasury stock and 221,400 of stock in escrow as of September 30, 2021, and 42,601,773 shares of common stock issued, and 42,169,041 shares of common stock outstanding and 432,732 of treasury stock as of December 31, 2020.

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

For the year ended December 31, 2020, the Company issued 406,895 shares of common stock valued at $497,301 to employees, officers, and directors as compensation.

During the nine months ended September 30, 2021, the Company issued 323,530 shares of common stock valued at $557,998 to employees, and directors as compensation.

Common and Preferred Stock Issued as Payment for Acquisitions

On April 20, 2020, the Company issued 2,554,750 shares of common stock valued at $4,167,253 for the acquisition of Mesa Organics, Ltd.

On December 17, 2020, the Company issued 2,862 shares of Series A Preferred Stock valued at $2,861,994 of which 430 shares of Series A Preferred Stock valued at $387,000 were placed in escrow, and on December 18, 2020, the Company issued 6,404 shares of Series A Preferred Stock valued at $6,403,987 of which 959 shares of Series A Preferred Stock valued at $863,100 were placed in escrow, for the acquisition of Star Buds assets.

On February 3, 2021, the Company issued 2,319 shares of Series A Preferred Stock valued at $2,318,998 of which 349 shares of Series A Preferred Stock valued at $314,100 were placed in escrow and on March 3, 2021, the Company issued 17,921 shares of Series A Preferred Stock valued at $17,920,982 of which 2,690 shares of Series A Preferred Stock valued at $2,421,000 were placed in escrow for the acquisition of Star Buds assets.

On July 21, 2021, the Company issued 2,213,994 shares of common stock valued at $5,377,786 of which 221,400 shares valued at $537,779 were placed in escrow for the acquisition of Southern Colorado Growers.

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

During the nine months ended September 30, 2021, the Company issued warrants to purchase an aggregate of 3,793,530 shares of common stock as purchase consideration for the acquisition of certain Star Buds assets. These warrants have an exercise price of $1.20 per share and expiration dates five years from the date of issuance. In addition, the Company issued a warrant to purchase an aggregate of 1,500,000 shares of common stock to an accredited investor in connection with entering into a loan agreement. This warrant has an exercise price of $2.50 per share and expires five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.20 and $2.50, respectively, (ii) the contractual term of the warrant of 5 years, (iii) a risk-free interest rate ranging between 0.21% - 1.84% and (iv) an expected volatility of the price of the underlying common stock ranging between 157.81% - 195.00%.

The following table reflects the change in common stock purchase warrants for the nine months ended September 30, 2021:

Number of shares
Balance as of January 1, 2021	11,725,220
Warrants exercised	–
Warrants forfeited	–
Warrants issued	5,293,530
Balance as of September 30, 2021	17,018,750

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

The Company has three identifiable segments as of September 30, 2021; (i) retail, (ii) wholesale and (iii) and other. The retail segment represents our dispensaries which sell merchandise directly to customers via retail locations and e-commerce portals. The wholesale segment represents our manufacturing, cultivation, and wholesale business which sells merchandise to customers via e-commerce portals, a retail location, and manufacturing facility. The other segment derives its revenue from licensing and consulting agreements with cannabis related entities, in addition to fees from seminars and expense reimbursements included in other revenue on the Company’s financial statements.

The following information represents segment activity for the three-month periods ended September 30, 2021 and September 30, 2020:

Schedule of Segment Reporting Information
	For the Three Months Ended				For the Three Months Ended
	30-September-2021				30-September-2020
	Retail	Wholesale	Other	Total	Retail	Wholesale	Other	Total
Revenues	20,741,863	11,022,520	70,922	31,835,305	1,135,820	6,273,899	20,655	7,430,374
Cost of goods and services	(9,469,080)	(7,258,213)	(52,020)	(16,779,313)	(614,763)	(3,870,475)	(163,672)	(4,648,910)
Gross profit	11,272,782	3,764,308	18,903	15,055,992	521,057	2,403,424	(143,017)	2,781,464
Intangible assets amortization	2,525,875	79,855	2,552	2,608,282	–	1,530	135	1,665
Depreciation	(56,543)	83,725	224,131	364,399	131,903	4,505	89,950	226,358
Net income (loss)	5,168,758	3,123,377	(7,323,379)	968,756	183,306	1,893,813	(4,991,285)	(2,914,211)
Segment assets	129,912,570	41,075,819	23,742,906	194,731,295	237,524	(188,123)	(3,365,733)	3,316,332)

The following information represents segment activity for the nine-month periods ended September 30, 2021 and September 30, 2020:

	For The Nine Months Ended				For The Nine Months Ended
	30-September-2021				30-September-2020
	Retail	Wholesale	Other	Total	Retail	Wholesale	Other	Total
Revenues	54,083,880	27,654,965	165,416	81,904,261	1,868,279	12,909,025	1,280,533	16,057,837
Cost of goods and services	(26,532,199)	(17,950,322)	(210,244)	(44,692,765)	(1,091,848)	(8,122,860)	(689,423)	(9,904,131)
Gross profit	27,551,680	9,704,644	(44,827)	37,211,496	776,431	4,786,165	591,110	6,153,706
Intangible assets amortization	6,745,121	211,222	5,311	6,961,654	–	4,557	403	4,960
Depreciation	130,749	237,638	449,787	818,174	208,351	9,098	99,883	317,332
Net income (loss)	13,210,770	8,456,852	(19,978,333)	1,689,289	106,517	3,342,360	(14,338,059)	(10,889,228)
Segment assets	129,912,570	41,075,819	23,742,906	194,731,295	1,967,680	20,595,696	10,133,257	32,696,633

14.	Tax Provision

The following table summarizes the Company’s income tax expense and effective tax rates for the three months and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,
	2021	2020
Income (loss) before income taxes	$2,281,573	$(2,914,211)
Income tax expense	1,312,817	–
Effective tax rate	57.54%	0%

	Nine Months Ended September 30,
	2021	2020
Income (loss) before income taxes	$3,687,194	$(10,889,228)
Income tax expense	1,997,905	–
Effective tax rate	54.18%	0%

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

Due to its cannabis operations, the Company is subject to the limitations of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The effective tax rate for the three months and nine months ended September 30, 2021 varies from the three months and nine months ended September 30, 2020 primarily due to IRC Section 280E. The Company acquired plant-touching cannabis operations during 2020 and 2021 and these plant-touching operations are subject to the limitations of IRC Section 280E. In April 2020, the Company acquired its first plant-touching business, Mesa Organics. Prior to this acquisition, the Company was not subject to IRC Section 280E.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's valuation allowance represents the amount of tax benefits that are likely to not be realized. Management assesses the need for a valuation allowance each period and continues to have a full valuation allowance on its deferred tax assets as of September 30, 2021.

The Federal statute of limitation remains open for the 2017 tax year to present. The state statute of limitation remains open for the 2016 tax year to present.

15.	Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, exclusive of those noted below.

On November 15, 2021, the Company signed definitive documents to acquire the assets of Smoking Gun, LLC and Smoking Gun Land Company, LLC (“Smoking Gun”).

Total consideration for the acquisition will be $4 million in cash and 100,000 shares of Schwazze common stock upon closing. The acquisition is expected to close during the fourth quarter of 2021, subject to closing conditions and covenants customary for this type of transaction, including, without limitation, obtaining Colorado Marijuana Enforcement Division and local licensing approval.

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

On April 20, 2020, the Company rebranded and since then conducts its business under the trade name, Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol SHWZ.

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

On July 21, 2021, the Company acquired the assets of Southern Colorado Growers under the applicable APAs.

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

The Company’s operations are organized into three different segments as follows: (i) retail, consisting of retail locations for sale of cannabis products, (ii) wholesale, consisting of manufacturing, cultivation and sale of wholesale cannabis products, nutrients for cannabis, and hydroponics and indoor gardening supplies, and (iii) other, consisting of all other income and expenses, including those related to licensing and consulting services, facility design services, facility management services, and corporate operations.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2021 and 2020

Revenues

Revenue for the three months ended September 30, 2021 totaled $31,835,305 and consisted of (i) retail revenue of $20,741,863, (ii) wholesale revenue of $11,022,520, and (iii) other operating revenue of $70,922, compared to $7,430,374 for the three months ended September 30, 2020, consisting of (i) retail revenue of $1,135,820, (ii) wholesale revenue of $6,273,899, and (iii) other operating revenue of $20,655, representing an increase of $24,404,931, or 328.4%. This increase was due to increased sale of our products as well as growth through acquisition.

Cost of Goods and Services

Cost of goods and services for the three months ended September 30, 2021 totaled $16,779,313, compared to cost of goods and services of $4,648,910 during the three months ended September 30, 2020 representing an increase of $12,130,403 or 260.9%. This increase was due to increased sale of our products as well as growth through acquisition.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 totaled $11,218,992, compared to operating expenses of $6,400,290 during the three months ended September 30, 2020 representing an increase of $4,818,702 or 75.3%. This increase was due to increased selling, general and administrative expenses, and salaries, benefits and related employment costs, offset by decreases in professional service fees, and non-cash, stock-based compensation.

Other Income (Expense), Net

Net other expense for the three months ended September 30, 2021 totaled $1,555,427, compared to net other income of $704,615 during the three months ended September 30, 2020. The increase in other income was primarily due to interest expense.

Net Income (Loss)

As a result, we generated net income of 968,756 during the three months ended September 30, 2021 or approximately $0.02 per share, compared to net loss of $2,914,211 or approximately $0.07 per share during the three months ended September 30, 2020.

Comparison of Results of Operations for the nine months ended September 30, 2021 and 2020

Revenues

Revenue for the nine months ended September 30, 2021 totaled $81,904,261 and consisted of (i) retail revenue of $54,083,880, (ii) wholesale revenue of $27,654,965, and (iii) other operating revenue of $165,416, compared to $16,057,837 for the nine months ended September 30, 2020, consisting of (i) retail revenue of $1,868,279, (ii) wholesale revenue of $12,909,025, and (iii) other operating revenues of $1,280,533, representing an increase of $65,846,424, or 410.1%. This increase was due to increased sale of our products as well as growth through acquisition.

Cost of Goods and Services

Cost of goods and services for the nine months ended September 30, 2021 totaled $44,692,765, compared to cost of goods and services of $9,904,131 during the nine months ended September 30, 2020 representing an increase of $34,788,634 or 351.3%. This increase was due to increased sale of our products as well as growth through acquisition.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021 totaled $30,418,486, compared to operating expenses of $20,233,567 during the nine months ended September 30, 2020 representing an increase of $10,184,919 or 50.3%. This increase was due to increased selling, general and administrative expenses, professional service fees, and salaries, benefits and related employment costs, offset by a decrease in stock-based compensation.

Other Income (Expense), Net

Net other expense for the nine months ended September 30, 2021 totaled $3,105,816, compared to net other income of $3,190,633 during the nine months ended September 30, 2020. The decrease in other expenses was primarily due to an unrealized gain recognized on the change in fair value of certain derivative liabilities, unrealized gain on investments, and a gain on sale of assets, offset by interest expense. In addition, there was a gain on forfeiture of contingent consideration during the nine months ended September 30, 2020 that was not present during the nine months ended September 30, 2021.

Net Income (Loss)

As a result, we generated net income of $1,689,289 during the nine months ended September 30, 2021 or approximately $0.02 per share, compared to net loss of $10,889,228 or approximately $0.26 per share during the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had $21,168,816 in cash and cash equivalents. Net cash provided by operating activities was $4,814,104 during the nine months ended September 30, 2021, compared to cash used in operating activities of $6,303,992 for the nine months ended September 30, 2020, representing an increase in cash provided of $11,118,096. This increase is a result of increased sales of our products and acquisitions. Cash flows used for investing activities was $75,644,398 during the nine months ended September 30, 2021, compared to cash used of $3,107,900 for the nine months ended September 30, 2020, representing an increase of $72,536,498. This increase is largely due to increased investment in acquisitions Cash flows provided by financing activities was $90,761,874 during the nine months ended September 30, 2021, compared to $42,000 for the nine months ended September 30, 2020, representing an increase of $90,719,874. This increase was due to securities issued related to the acquisition of the Star Buds assets and sale of preferred stock.

The Company’s debt obligations are discussed in Note 10, Debt, in the Notes to Unaudited Condensed Interim Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. Such discussion is incorporated herein by reference.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2021 and December 31, 2020.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On June 7, 2019, the Company filed a complaint against ACC Industries Inc. and Building Management Company B, L.L.C., in state district court located in Clark County, Nevada, alleging, amongst other causes of action, breach of contract, conversion, and unjust enrichment and seeking general, special and punitive damages. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020 ACC filed a counterclaim against the Company alleging breach of contract. The Company discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration, ACC Enterprises, LLC (“ACC”), should be brought in as a party to the arbitration. Based upon the new facts, the Company filed a motion to amend the complaint to add new claims and ACC as a party. On September 1, 2020, the arbitrator granted the Company’s motion. and permitted the Company to amend the complaint to add ACC as a party. On September 1, 2020, the Company filed an amended complaint and added intentional misrepresentation, fraudulent inducement, civil conspiracy, aiding and abetting, successor liability and fraudulent concealment claims. The Company began arbitration proceedings on November 2, 2020. The Company completed arbitration in February 2021. On May 14, 2021, the Arbitrator entered an award in favor of the Company in the amount of $1,935,273 with an offset of $150,000 for a total award of $1,785,273. After the arbitration award was entered, a receiver was appointed over ACC and its affiliates due to the death of the only owner who had a valid cannabis establishment registration agent card. An automatic litigation stay was entered upon the appointment of the receiver.  Once the stay is lifted, the arbitration proceeding will resume, and amongst other things, the arbitration will now enter into a second phase to adjudicate the remaining alter ego claims, attorney fees and costs, and the award will be reduced to judgment.

On July 6, 2018, the Company filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers (“VVG”). In the complaint, the Company alleges breach by VVG of the Technologies License Agreement dated April 27, 2017 between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321 plus pre and post judgment interest as well as attorneys’ fees. In March 2020, VVG filed its opening appeal brief with the Nevada Supreme Court. The Company’s response brief was due on May 15, 2020. After VVG filed its opening brief in March 2020, the Company filed a Motion to Strike portions of the brief and record. On August 27, 2020, the court ordered VVG to supplement its brief and the record. On October 27, 2020, the Company, in a joint request with VVG, filed a motion to extend its time to file its answering brief. The Company filed its answering brief in January 2021. VVG’s reply brief was filed in March 2021. On July 23, 2021, the Nevada Supreme Court affirmed the trial court’s damage award, but remanded the case to the trial court to properly calculate post-judgement interest. After the affirmance, VVG filed a petition for rehearing with the Nevada Supreme Court arguing it overlooked or misapprehended material facts in the record.  The Company answered the rehearing petition arguing that it did not.  The parties are currently engaged in some minimal briefing over whether VVG can file a reply in support of its petition for rehearing.  The parties are currently awaiting a decision from the Nevada Supreme Court on this and on VVG’s petition for rehearing.

On March 6, 2020, the Company’s former Chief Operating Officer, Joe Puglise, issued an arbitration demand against the Company claiming breach of contract and seeking equity compensation and cash damages. The Company counterclaimed with breach of contract and breach of fiduciary duty claims for unspecified damages. The parties commenced arbitration on January 25, 2021 and concluded it in March 2021. On May 12, 2021, the arbitration panel entered an award in favor of Mr. Puglise finding that Mr. Puglise is entitled to $189,920 as a performance bonus plus interest, and 2,000,000 vested options to purchase shares of common stock for $1.49 per share. Mr. Puglise was also awarded attorneys’ fees and costs in the amount of $391,768.28.

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those identified in the Annual Report on Form 10-K for the period ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.4+	Asset Purchase Agreement, dated August 20, 2021, by and among Double Brow, LLC, Brow 2, LLC and Brian Welsh (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed August 26, 2021 (Commission File No. 000-55450))
10.1	First Amendment to Loan Agreement, dated July 28 2021, by and among Mesa Organics Ltd., SHWZ Altmore, LLC and GGG Partners, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed August 3, 2021 (Commission File No. 000-55450))
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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

Dated: November 15, 2021	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye, Chief Executive Officer (Authorized Officer)

By: /s/ Nancy Huber
Nancy Huber, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

