Form 10-K
period 2021-12-31
Medicine Man Technologies, Inc.
filed 2022-03-31
CIK 1622879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-55450

MEDICINE MAN TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-5289499
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity (common stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2021 was approximately $102.8 million based upon the closing sale price of the Common Stock on OTC Markets, Inc. on that date.

The number of shares outstanding of the Registrant’s $0.001 par value Common Stock as of the close of business on March 25, 2022 was 45,629,812.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for our 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Factors and risks that may cause actual events, results, performance or achievements to differ from these forward-looking statements include, but are not limited to, for example:

Risks Related to Our Operations

•	our short operating history, which makes it difficult to predict future results;
•	our history of losses in prior periods and our inability to become profitable in the future;
•	our ability to protect our proprietary rights;
•	assertions of infringements of proprietary rights by us;
•	our ability to compete effectively;
•	availability of capital necessary to execute our growth strategy;
•	our ability to service and repay our indebtedness and risks related to default under our indebtedness;
•	conflicts of interest involving our officers or directors;
•	exposure to new or increased risks as a result of expansion into new jurisdictions;
•	our inability to successfully identify and consummate future acquisitions or dispositions and realize benefits therefrom;
•	costs associated with failed acquisitions and adverse effects on subsequent attempts to identify and consummate other acquisitions;
•	exposure to new or increased risks as a result of acquisitions;
•	reliance on key utility services and volatility of energy costs;
•	reductions or changes in consumer spending;
•	consumer acceptance of cannabis products;
•	product liability claims from injury suffered from our products;
•	our ability to obtain and maintain required licenses;
•	cyber attacks, privacy breaches and other information technology risks;
•	inadequate insurance coverage to cover risk exposures;
•	the COVID-19 pandemic; and
•	impairment of goodwill or other intangible assets.

ii

Risks Related to Our Industry

•	the manufacturing, cultivation, and sale of cannabis is illegal under federal law;
•	our dependence on state law to conduct our business;
•	compliance with federal, state and local laws in the jurisdictions we operate;
•	uncertainty in the application of federal, state and local laws to our business;
•	future changes in federal, state and local laws and difficulty or inability to implement or comply with them;
•	unsafe concentration of heavy metals and other contaminants in our products;
•	risks related to agricultural processes;
•	our inability to source raw materials for our products;
•	uncertainty regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis;
•	uncertainty related to the regulation of vaporization products and related regulatory compliance burdens;
•	uncertainty surrounding the long-term health effects of the use of vaporization products;
•	our ability to succeed as a participant in a new and novel industry;
•	negative publicity related to the cannabis industry or our brands or business;
•	our inability to deduct all of our business expenses;
•	opposition to the cannabis industry from other industries;
•	our ability to comply with laws regulating money laundering, record keeping and proceeds of crimes; and
•	our inability to protect our intellectual property or seek bankruptcy protection due to the current regulatory framework applicable to the cannabis industry.

Risks Related to our Capital Stock

•	dilution as a result of future issuance of shares of our common stock, par value $0.001 per share (the “Common Stock”) and other securities;
•	low trading volume in our Common Stock and potential lack of a trading market for our Common Stock in the future;
•	fluctuation in and volatility of the market price of our Common Stock;
•	limits of a stockholders’ ability to buy and sell Common Stock as a result of Financial Industry Regulatory Authority (“FINRA”) sales practice requirements;
•	our capital stock is subject to suitability requirements that our stockholders may not meet;
•	variations in our future financial results and its impact on the market price of our Common Stock;
•	our Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), our right to issue additional preferred stock, our classified Board of Directors and provisions of our Articles of Incorporation, as amended (the “Articles of Incorporation”) and Amended and Restated Bylaws (the “Bylaws”) may delay or prevent a take-over that may not be in the best interests of our stockholders;
•	the significant influence that management and our principal stockholders have on matters requiring a stockholder vote;
•	the possibility that our Common Stock and other securities are less attractive to investors as a result of being a “smaller reporting company;”
•	our historical practice of not paying dividends, and the expectation to continue such practice for the foreseeable future; and
•	decreases in the value of the Preferred Stock as a result of a decrease in the value of our Common Stock;

 General Risk Factors

•	our executive officers devoting time to business ventures unrelated to the Company;
•	our dependence on hiring and retaining qualified management and personnel;
•	economic conditions in the Unites States and the jurisdictions in which we operate;
•	our failure to maintain adequate internal controls;
•	inaccurate assumptions or judgments used in preparing financial statements;
•	unforeseen or catastrophic events;
•	changes in tax and accounting requirements and difficulty or inability to implement or comply with them;
•	current and future litigation;
•	our lack of experience operating as a public reporting company; and
•	strains on our resources, diversion of management’s attention and our ability to attract and retain executive management and qualified board members as a result of being a public company;

iii

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

iv

PART I

ITEM 1. BUSINESS.

History

Medicine Man Technologies, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in Nevada on March 20, 2014. On May 1, 2014, the Company entered into a non-exclusive Technology License Agreement with Futurevision, Inc., f/k/a Medicine Man Production Corp., dba Medicine Man Denver (“Medicine Man Denver”), pursuant to which Medicine Man Denver granted the Company a license to use all of the proprietary processes that it had developed, implemented and practiced at its cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future) for 10 years.

In 2017, the Company acquired additional cultivation intellectual property through the acquisition of Success Nutrients™ and Pono Publications, including the rights to the book titled “Three A Light” and the proprietary cultivation techniques documented therein, which have been part of the Company’s product and service offerings since the acquisition. The Company acquired Two J’s LLC d/b/a The Big Tomato in 2018, which operates a retail location in Aurora, Colorado. It has been a leading supplier of hydroponics and indoor gardening supplies in the metro Denver area since May 2001.

On July 21, 2017, the Company issued 2,258,065 shares of its Common Stock for 100% ownership of Denver Consulting Group (“DCG”).

From June 5, 2019 through May 21, 2020, the Company completed a private placement of shares of Common Stock and warrants to purchase shares of Common Stock for aggregate gross cash proceeds of approximately $18,575,000. In the private placement, the Company issued and sold an aggregate of 9,287,000 shares of Common Stock at a price of $2.00 per share and warrants to purchase an aggregate of 9,287,000 additional shares of Common Stock at an exercise price of $3.50 per share.

The Company was focused on cannabis dispensary and cultivation consulting and providing equipment and nutrients to cannabis cultivators until its first plant touching acquisition in April of 2020. In 2019, due to the changes in Colorado law permitting non-Colorado resident and publicly traded investment into “plant-touching” cannabis companies, the Company made a strategic decision to move toward direct plant-touching operations. The Company developed a plan to roll up a number of direct plant-touching dispensaries, manufacturing facilities, and cannabis cultivations with a target to be one of the largest seed to sale cannabis businesses in Colorado. In April 2020, the Company acquired its first plant-touching business, Mesa Organics Ltd. d/b/a Purplebee’s (“Purplebee’s”), which consisted of four dispensaries and one manufacturing infused products facility.

On April 20, 2020, the Company rebranded and since then conducts its business under the trade name Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol “SHWZ.”

On December 16, 2020, the Company issued and sold a Convertible Promissory Note and Security Agreement in the original principal amount of $5,000,000 to Dye Capital & Company, LLC (“Dye Capital”). On February 26, 2021, Dye Capital converted all outstanding amounts under the note into 5,060 shares of Preferred Stock.

On December 17, 2020, the Company acquired the assets of (i) Starbuds Pueblo LLC, and (ii) Starbuds Alameda LLC under separate Asset Purchase Agreements. On December 18, 2020, the Company acquired the assets of (i) Starbuds Commerce City LLC, (ii) Lucky Ticket LLC, (iii) Starbuds Niwot LLC, and (iv) LM MJC LLC under separate Asset Purchase Agreements. On February 4, 2021, the Company acquired the assets of (i) Colorado Health Consultants LLC, and (ii) Mountain View 44th LLC under separate Asset Purchase Agreements. On March 2, 2021, the Company acquired the assets of (i) Starbuds Aurora LLC, (ii) SB Arapahoe LLC, (iii) Citi-Med LLC, (iv) Starbuds Louisville LLC, and (v) KEW LLC under separate Asset Purchase Agreements. The Company refers to this series of acquisitions as the “Star Buds Acquisition.”

From December 2020 through March 2021 the Company completed a private placement of Preferred Stock for aggregate gross proceeds of $52.7 million dollars. In the private placement, the Company issued and sold an aggregate of 52,700 shares of Preferred Stock at a price of $1,000 per share under securities purchase agreements with Dye Capital Cann Holdings II, LLC (“Dye Cann II”) and CRW Capital Cann Holdings, LLC (“CRW”) as well as subscription agreements with unaffiliated investors. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount, (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances.

On July 21, 2021, the Company acquired the assets of Southern Colorado Growers that are used in, held for use in or related to the seller’s business of growing, distributing and marketing recreational cannabis products, including its licenses, under an Asset Purchase Agreement. On the same date, the Company also acquired approximately 36 acres of real property with outdoor cultivation capacity located in Huerfano County, Colorado, together with, among other things, all structures and improvements thereon, from BWR L.L.C. pursuant to an Agreement of Purchase and Sale.

On December 3, 2021, the Company and all its direct and indirect subsidiaries (the “Subsidiary Guarantors”) entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with 31 accredited investors (the “Note Investors”), pursuant to which the Company agreed to issue and sell to the Note Investors 13% senior secured convertible notes due December 7, 2026 (the “Investor Notes”) in an aggregate principal amount of $95,000,000 for an aggregate purchase price of $93,100,000 (reflecting an original issue discount of $1,900,000, or 2%) in a private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes pursuant to the Indenture entered into among the Company, Chicago Admin, LLC, as collateral agent (the “Indenture Collateral Agent”), Ankura Trust Company, LLC, as trustee (the “Indenture Trustee”), and the Subsidiary Guarantors (the “Indenture”). The Company received net proceeds of approximately $92 million at the closing, after deducting a commission to the placement agent and estimated offering expenses. The Investor Notes will mature five years after issuance unless earlier repurchased, redeemed, or converted. The Investor Notes bear interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Notes were subject to an annual interest rate of 9%, with the remainder of the accrued interest payable as an increase to the principal amount of the Investor Notes. The proceeds from the Investor Notes are required to be used to fund previously identified acquisitions and other growth initiatives.

On December 21, 2021, the Company acquired the assets of Smoking Gun, LLC (“Smoking Gun”) and Smoking Gun Land Company, LLC (“SG Land”), pursuant to an Asset Purchase Agreement entered into on November 13, 2021 (the “Smoking Gun APA”) with Double Brow, LLC, a wholly-owned subsidiary of the Company (“Double Brow”), Smoking Gun, SG Land, and Deborah Dunafon, Ralph Riggs, George Miller, Lindsey Mintz, Terry Grossman and Annette Gilman (collectively, the “SG Members”). At the closing, Double Brow purchased (i) all of Smoking Gun’s assets used or held for use in Smoking Gun’s business of distributing and marketing recreational cannabis products through Smoking Gun’s retail marijuana store located in Glendale, Colorado, and (ii) all of SG Land’s tangible and intangible assets related to certain leased property, including fixtures, furniture and equipment related thereto (the “Smoking Gun Asset Purchase”), and assumed obligations under contracts acquired as part of the Smoking Gun Asset Purchase. The aggregate closing consideration for the Smoking Gun Asset Purchase was $4 million in cash and 100,000 shares of Common Stock. The Company held back $100,000 of the cash consideration and deposited it with an escrow agent as collateral for potential claims for indemnification from Smoking Gun under the Smoking Gun APA. Any portion of the held back cash consideration not used to satisfy indemnification claims will be released to Smoking Gun on December 21, 2022.

On January 26, 2022, the Company acquired the assets of BG3 Investments, LLC, dba Drift (“Drift”), and Black Box Licensing, LLC pursuant to an Asset Purchase Agreement entered into on June 25, 2021 with Double Brow, Drift, Black Box Licensing, LLC and Brian Searchinger, the sole equity holder of Drift and an equityholder of Black Box Licensing, LLC, as amended on October 28, 2021. The acquired assets include (i) the assets used in or related to Drift’s business of distributing, marketing and selling recreational cannabis products and (ii) the leases for two dispensary retail stores located in Boulder, Colorado. The aggregate closing consideration for the acquisition was (i) $1,915,750 in cash, and (ii) 912,666 shares of Common Stock issued to Drift. The Company may be required to issue up to 154,000 additional shares of Common Stock as consideration, which the Company is holding back as collateral for indemnification claims pursuant to the Asset Purchase Agreement. Any portion of the held-back stock consideration not used to satisfy indemnification claims will be released as follows: (i) 50% of the held-back stock consideration will be released on June 30, 2022; and (ii) 50% of the held-back stock consideration will be released on December 31, 2022.

On February 9, 2022, the Company acquired MCG, LLC (“MCG”) pursuant to the terms of an Agreement and Plan of Merger, dated November 15, 2021, with Emerald Fields Merger Sub, LLC, a wholly-owned subsidiary of the Company, MCG, MCG’s owners, and Donald Douglas Burkhalter and James Gulbrandsen in their capacity as the Member Representatives, as amended on February 9, 2022 (the “MCG Merger Agreement”). Under the MCG Merger Agreement, Emerald Fields Merger Sub, LLC merged with and into MCG, with Emerald Fields Merger Sub, LLC continuing as the surviving entity. The aggregate closing consideration for the merger was $29 million, consisting of: (i) $16,008,000 in cash; (ii) 6,547,239 shares of the Common Stock issued to the members of MCG at a price of $1.63 per share; and (iii) an aggregate of $2,320,000 was held back as collateral for potential claims for indemnification under the MCG Merger Agreement as follows: (y) $1,392,000 in cash and (z) 569,325 shares of Common Stock. The escrowed portion of the purchase price will be released 50% on February 9, 2023 (with such amount being paid from the escrowed cash first) and 50% on August 9, 2023. MCG operates two retail marijuana dispensaries located in Manitou Springs, Colorado and Glendale, Colorado.

On February 8, 2022, the Company acquired its New Mexico business under the terms of a Purchase Agreement, dated November 29, 2021, with Nuevo Holding, LLC and Nuevo Elemental Holding, LLC, both of which are indirect wholly-owned subsidiaries of the Company (collectively, the “Nuevo Purchasers”), Reynold Greenleaf & Associates, LLC (“RGA”), Elemental Kitchen and Laboratories, LLC (“Elemental”), the equity holders of RGA and Elemental, and William N. Ford, in his capacity as Representative, as amended on February 8, 2022 (the “Nuevo Purchase Agreement”). The Nuevo Purchasers acquired substantially all of the operating assets of RGA and all of the equity of Elemental and assumed specified liabilities of RGA and Elemental. Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for certain facilities managed by RGA are held by two not-for-profit entities: Medzen Services, Inc. (“Medzen”) and R. Greenleaf Organics, Inc. (“R. Greenleaf” and together with Medzen, the “NFPs”). At the closing, Nuevo Holding, LLC gained control over the NFPs by becoming the sole member of each of the NFPs and replacing the directors of the two NFPs with Justin Dye, the Company’s Chief Executive Officer and one of its directors, Nancy Huber, the Company’s Chief Financial Officer, and Dan Pabon, the Company’s General Counsel, Chief Government Affairs Officer and Corporate Secretary. The business acquired from RGA consists of serving as a branding, marketing and consulting company, licensing certain intellectual property related to the business of THC-based products to Elemental and the NFPs, providing consulting services to Elemental and the NFPs, and supporting Elemental and the NFPs to promote, support, and develop sales and distribution of products. Elemental is engaged in the business of creating and distributing cannabis-derived products to licensed cannabis producers. Elemental and the NFPs are in the business of cultivating, processing and dispensing marijuana in New Mexico, with 10 dispensaries, four cultivation facilities (three operating and one under development) and one manufacturing facility. The dispensaries are located in Albuquerque, Santa Fe, Roswell, Las Cruces, Grants and Las Vegas, New Mexico. The cultivation and manufacturing facilities are located in Albuquerque, New Mexico and consists of approximately 70,000 square feet of cultivation and 6,000 square feet of manufacturing. On the same date, Nuevo Holding, LLC entered into two separate Call Option Agreements containing substantially identical terms with each of the NFPs. Each Call Option Agreement gives Nuevo Holding, LLC the right to acquire 100% of the equity or 100% of the assets of the applicable NFP for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits a NFP to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. The aggregate closing consideration for the acquisitions was approximately (i) $27.7 million in cash, and (ii) $17.0 million in the form of an unsecured promissory note issued by Nuevo Holding, LLC to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5%. The Nuevo Purchasers may be required to make a potential “earn-out” payment of up to $4.5 million in cash to RGA and William N. Ford (as Representative) based on the EBITDA of the acquired business for calendar year 2021.

On February 15, 2022, Double Brow acquired substantially all of the operating assets of Brow 2, LLC (“Brow”) related to its indoor cannabis cultivation operations located in Denver, Colorado (other than assets expressly excluded) and assumed certain liabilities for contracts acquired pursuant to the terms of the Asset Purchase Agreement, dated August 20, 2021, among Double Brow, Brow, and Brian Welsh, as the owner of Brow (the “Brow Purchase Agreement”). The acquired assets included a 37,000 square foot building, the associated lease and equipment designed for indoor cultivation. After purchase price adjustments for pre-closing inventory, the aggregate consideration was $6.7 million, of which Double Brow paid $6.2 million at closing and held back $500,000 as collateral for potential claims for indemnification under the Purchase Agreement. Any of the purchase price held back and not used to satisfy indemnification claims will be released on February 15, 2023 plus 3% simple interest.

On March 11, 2022, the Company entered into an Asset and Personal Goodwill Purchase Agreement (the “Urban Dispensary Purchase Agreement”) with Double Brow, Urban Health & Wellness, Inc. d/b/a Urban Dispensary (“Urban Dispensary”), Productive Investments, LLC (“Productive Investments”), and Patrick Johnson (together with Productive Investments, the “Urban Equityholders”), pursuant to which the Purchaser will purchase (i) all of Urban Dispensary’s assets used or held for use in Urban Dispensary’s business of owning and operating a retail marijuana store and a grow facility, each located in Denver, Colorado, and (ii) all of Equityholders’ personal goodwill arising from Equityholders’ independent, separate, individual and personal efforts relating to Urban Dispensary’s business on the terms and subject to the conditions set forth in the Purchase Agreement (the “Urban Dispensary Purchase”), and assume obligations under contracts acquired as part of the Urban Dispensary Purchase. The aggregate consideration for the Urban Dispensary Purchase will be up to $1,317,500 million in cash and shares of Common Stock in an amount equal to $1,900,000 divided by the price per share of the Common Stock as of market close on the first trading day immediately before the closing. The Company will deposit $30,000 of the cash portion of the purchase price as an earnest money deposit with Urban Dispensary. At the closing, (i) the Company will use the cash portion of the purchase price to pay off certain indebtedness and transaction expenses of Urban Dispensary and then pay the balance to Urban Dispensary, and (ii) the Company will issue the stock portion of the purchase price directly to the Urban Equityholders. The stock consideration is subject to post-closing reduction if any of the actual marijuana product inventory, marijuana plant inventory or cash at closing is less than certain targets stated in the Purchase Agreement. The Company will hold back $288,000 of the stock consideration at closing as collateral for potential claims for indemnification from Urban Dispensary under the Urban Dispensary Purchase Agreement. Any portion of the held back cash consideration not used to satisfy indemnification claims will be released to Urban Dispensary on the 18-month anniversary of the closing date of the Urban Dispensary Purchase.

The Company is focused on growing through internal growth, acquisition, and new licenses in the Colorado and New Mexico cannabis markets. The Company is focused on building the premier vertically integrated cannabis company in Colorado and New Mexico. The Company's leadership team has deep expertise in mainstream consumer packaged goods, retail, and product development at Fortune 500 companies as well as in the cannabis sector. The Company has a high-performance culture and a focus on analytical decision making, supported by data. Customer-centric thinking inspires the Company’s strategy and provides the foundation for the Company’s operational playbooks.

The Company’s operations are organized into three different segments as follows: (i) retail, consisting of retail locations for sale of cannabis products, (ii) wholesale, consisting of manufacturing, cultivation and sale of wholesale cannabis products, nutrients for cannabis, and hydroponics and indoor gardening supplies, and (iii) other, consisting of all other income and expenses, including those related to licensing and consulting services, facility design services, facility management services, and corporate operations. Each of our operating segments are discussed in further detail below.

CURRENT OPERATING SEGMENTS

SEGMENT 1 – Retail – This segment currently includes our Retail dispensaries.

Dispensaries

As of December 31, 2021, the Company owned and operated 18 retail cannabis dispensaries under two banner names, Star Buds and Smoking Gun Apothecary, in the greater Denver area and southeastern Colorado. As of March 14, 2022, the Company owned and operated (i) 23 retail cannabis dispensaries under four banner names, Star Buds, Smoking Gun Apothecary, Emerald Fields and Drift, in the greater Denver area and southeastern Colorado and (ii) 10 medical retail cannabis dispensaries under one banner, R. Greenleaf, in New Mexico. Our dispensaries sell a wide variety of cannabis products directly to tens of thousands of consumers. These products include loose flower, concentrates, edibles, pre-rolls, topicals, and other associated cannabis products produced by a large variety of cannabis vendors throughout Colorado and New Mexico.

SEGMENT 2 – Wholesale – This segment includes Purplebee’s, Elemental, Colorado and New Mexico Cultivation

Purplebee’s

Purplebee’s is our pure CO2 and ethanol extraction and manufacturing facility in Pueblo, Colorado. It produces cannabis products used in some of the leading edible products across the state. Purplebee’s also produces high-quality vape cartridges and syringes. The Company purchases cannabis biomass, and trim from a large variety of cultivators in Colorado.

Southern Colorado Growers

Southern Colorado Growers is our cultivation facility in Huerfano County, Colorado. It includes approximately 36 acres of land with outdoor cultivation capacity as well as indoor, greenhouse and hoop house cultivation facilities and equipment. Production of cannabis and biomass are sold internally to other Company locations and externally to third parties.

Brow

Brow is our cultivation facility in Denver, Colorado. It includes 37,000 square foot building used for indoor cultivation. Production of cannabis and biomass are sold internally to other Company locations and externally to third parties.

Elemental

Elemental is an extraction and manufacturing facility in Albuquerque, New Mexico. It produces cannabis products, using cannabis and biomass produced by R. Greenleaf cultivation sites, such as edibles and vapes sold in R. Greenleaf dispensaries.

R. Greenleaf Cultivation

R. Greenleaf has three active indoor cultivation facilities in New Mexico with a fourth being built. The total indoor grow space is greater than 60,000 square feet with additional build-out adding almost 16,000 square feet. The current facilities produce cannabis and biomass for internal use by the New Mexico dispensaries or Elemental.

SEGMENT 3 – Other – This segment includes Success Nutrients, Big Tomato, Bioscienses and Corporate

Success Nutrients

Success Nutrients was incorporated in Colorado on May 5, 2015. Since inception it has been engaged in the manufacturing and wholesale and retail distribution of nine different plant nutrients for cannabis, each of which comes in three separate sizes. Success Nutrients’ products are primarily marketed to the cannabis industry, specifically to cultivation experts and other growers in the cannabis industry.

The Big Tomato Hydroponics Retail

Two JS LLC, dba The Big Tomato operates a retail location in Aurora, Colorado. It has been a leading supplier of hydroponics and indoor gardening supplies in the metro Denver area since May 2001. It has established a reputation as a store that is fully stocked, has great pricing, and has a very knowledgeable staff. It has continued to provide thousands of indoor gardeners and commercial growers with top quality hydroponic supplies at the best prices. The store maintains an extremely large inventory of hydroponic and gardening supplies. The Big Tomato’s website, TheBigTomato.com, was created for the discriminating indoor gardener who is looking for reliable gardening help and customer service while at the same time enjoying great savings on the products they want to purchase. The website is supported by the Company’s brick-and-mortar store located in Aurora, Colorado. Every sales staff member is an experienced grower that is trained to service customers and answer any questions. Products include indoor gardening products, grow boxes, grow lights, hydroponic systems, ballasts, bulbs, nutrients and additives, and other high-end hydroponic items.

Schwazze Bioscienses LLC

Schwazze Bioscienses LLC is a wholly-owned research and development subsidiary. It is committed to pursuing an aggressive program of basic and applied research focused on bringing consumers, as well as pets, the most beneficial properties of the cannabis plant.

Corporate and Other

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

The Company offers private consulting services, seminars on various cannabis topics, facility design and management services, and new state licensing application support. The Company reserves the right to modify, add, omit, or otherwise modify any element of its consulting and service offerings without further notice.

MARKETING

The Company markets its products and services to consumers through various online efforts, loyalty programs, word-of-mouth reports and referrals, and promotions.

We are members of various industry groups and attend cannabis-specific conferences, which we believe aid in advancing our brand and skill sets. We have also created a database of marketing collateral materials and resources. We will continue to market our licensing and related services through direct referrals from satisfied licensees or former clients, various online advertising options utilizing industry-specific websites and Google ad words, and any additional measures we may choose to deploy from time to time. We also continue to coalesce interest and a presence within the industry through participation in various events and through direct promotion.

We continue to enhance our online presence via our website, http://www.schwazze.com, which includes updates to our home page, investors page and the Securities and Exchange Commission (“SEC”) reports included therein (through OTC Markets, Inc.) and our industry partners.

In our retail spaces, we promote products through our loyalty program and product promotions.

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

The scheduling  of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical and recreational uses for marijuana by physicians, researchers, patients, and consumers. Moreover, as of March 21, 2022 and despite the clear conflict with U.S. federal law, at least 37 states and the District of Columbia have legalized marijuana for medical use. Nineteen of those states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes, although South Dakota’s adult-use measure is subject to potential challenge. In November 2020, voters in Arizona, Montana, New Jersey and South Dakota voted by referendum to legalize marijuana for adult-use , and voters in Mississippi and South Dakota voted to legalize marijuana for medical use. South Dakota’s adult-use law was struck down by the South Dakota Supreme Court.

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

In order to participate in either the medical or recreational sides of the marijuana industry in Colorado, New Mexico and elsewhere, all businesses and employees must obtain badges and licenses from the state or the Company and, for businesses, local jurisdictions. Colorado issues six types of business licenses including cultivation, manufacturing, dispensing, transport, research license and testing. New Mexico also issues six types of business licenses but for production, manufacturing, retail, micro-production, consumption lounges and couriers. All applicants for licenses undergo a background investigation, including a criminal record check for all owners and employees.

Colorado and New Mexico have also enacted stringent regulations governing the facilities and operations of marijuana businesses. All facilities are required to be licensed by the state and local authorities and are subject to comprehensive security and surveillance requirements. In addition, each facility is subject to extensive regulations that govern its businesses practices, which includes mandatory seed-to-sale tracking and reporting, health and sanitary standards, packaging and labeling requirements and product testing for potency and contaminants.

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

EMPLOYEES

As of March 25, 2022, we employ 389 full time and 29 part time employees. We also employ several specialty contractors to provide support for various roles, including retail sales in our dispensaries, wholesale sale and distribution of our cannabis and non-cannabis products, manufacturing, cultivation, and general corporate.

None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our employees to be good.

We use performance metrics to assess and reward employee performance, such as EBITDA targets, foot traffic, basket size and revenue per labor hour.

COMPETITION

As the Company expanded its business and operations to include cannabis cultivation, manufacturing and retail activities, the universe of competitors also increased. We face substantial competition in each of our operating segments in the states in which we operate and throughout the United States. We currently operate in Colorado and New Mexico. As of March 4, 2022, there were 653 retail dispensaries and 420 licensed medical marijuana stores in Colorado. In New Mexico there are 508 licensed premises of which 228 are licensed retail locations.

The Company and its subsidiaries compete with a variety of different operators across the states in which they operate. In the majority of such states, there are specific license caps that create high barriers to entry. However, in some markets, such as Colorado, there are few caps on licenses creating a more open marketplace. Our most direct competitors within Colorado include a number of operators, such as The Green Solution ("TGS"), Native Roots, Green Dragon and LivWell. Our most direct competitors within New Mexico as of March 21, 2022, include Ultra Health, PurLife and Urban Wellness. The Company also views operators that have vertical operations outside of Colorado and New Mexico as potential strategic competitors due to our growth strategy, including Green Thumb Industries, Inc., iAnthus Capital Holdings, Inc., Acreage Holdings, Inc., and Curaleaf Holdings, Inc. Like the Company, these companies can realize centralized synergies to produce higher margins. In addition to operators, we also have a number of manufacturing competitors, including Columbia Care Inc., Craft Concentrates, WHT LBL Cannabis, Colorado Cannabis Company, and Spherex Inc. When New Mexico legalizes adult-use cannabis on April 1, 2022, we anticipate additional competitors to come into the market.

Additionally, the Company competes with the unregulated black and grey markets. As the regulatory environment continues to develop, management believes there will be a major reduction of these unregulated participants.

TRADEMARKS - TRADENAMES

We rely upon our various trademarks, trade names and intellectual property, and we will, in the future and as appropriate, develop such intellectual property as we may determine valuable to our business. We also acknowledge that certain protections normally available to us related to design or other utility patents in the cannabis industry are not currently enforceable under federal law. We attempt to protect our intellectual property via the deployment of robust non-disclosure agreements with both prospects and licensees. There are no assurances that these non-disclosure agreements will prevent a third party from infringing upon our rights.

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

INDUSTRY ANALYSIS

Nationally, the marijuana industry has continued to expand through the passage of legislation in many states permitting medical and/or recreational use of cannabis under state law. While there certainly appears to be a trend towards acceptance of cannabis, there are no assurances offered that this business will be able to sustain itself over time if the Federal Government changes its current position related to state legalized operations.

As of March 21, 2022 at least 37 states and the District of Columbia have legalized marijuana for medical use. Nineteen of those states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes, although South Dakota’s adult-use measure has been struck down by the South Dakota Supreme Court. In November 2020, voters in Arizona, Montana, New Jersey and South Dakota voted by referendum to legalize marijuana for adult-use, and voters in Mississippi and South Dakota voted to legalize marijuana for medical use.

While there have been many observations and prognostications relative to the recent elections, no specific laws have been passed by the federal government to change the federal prohibition of marijuana.

Colorado has continued to set new sales growth-related records, generating about $2.25 billion in gross sales in 2021; up from the $2.21 billion recorded in 2020 noting many of those sales were related to adult use and the robust tourist industry. It is noteworthy that 2021 grew over 2020 in Colorado despite cycling of high 2020 sales due to COVID-19. New Mexico has continued to grow as well, generating about $264 million of sales in 2021; up from the $201 million in 2020. The Company anticipates an increase in sales in 2022 compared to prior years in New Mexico when adult-use is legalized on April 1, 2022.

Our Website

Our principal executive offices are located at 4880 Havana St. Suite 201, Denver, CO 80239 and the Company’s telephone number is 303-371-0387. Our website address is www.schwazze.com. Information found on our website or any other website referenced in this Report is not incorporated into this Report and does not constitute a part of this Report. Website addresses referenced in this Report are intended to be inactive textual references only and not active hyperlinks to the referenced websites. We make available, free of charge through our website, our SEC filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS.

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

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

•	market acceptance of our current and future products and services;
•	changing regulatory environments and costs associated with compliance;
•	our ability to compete with other companies offering similar products and services;
•	our ability to effectively market our products and services and attract new clients/customers;
•	the amount and timing of operating expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;
•	our ability to control costs, including operating expenses;
•	our ability to manage organic and strategic growth;
•	public perception and acceptance of cannabis-related products and services generally; and
•	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected. Our long-term results of operations are difficult to predict and depend on the commercial success of our products, services and clients, the continued growth of the cannabis industry generally (including public acceptance of cannabis-related products) and the regulatory environment in which the cannabis industry operates. If the legalized cannabis marketplace does not continue to grow because the public does not increasingly accept cannabis-related products, or if government regulators adopt laws, rules or regulations that terminate or diminish the ability for commercial businesses to develop, market and sell cannabis-related products, our business and financial performance would be materially adversely affected. Additionally, even if the cannabis marketplace continues to grow rapidly and government regulation allows for the free-market development of this industry, there can be no assurance that our products and services will be preferable to or competitive with those offered by our competitors. The legalized cannabis industry may not continue to grow and the regulatory environment may not remain favorable to participants in the industry. More generally, our products and services may not experience growing market acceptance, which would adversely impact our ability to grow revenue.

We have incurred significant losses in prior periods and while 2021 resulted in a profit, there is no assurance we can generate profits; future losses could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow.

We have incurred significant losses in prior periods. For the year ended December 31, 2021, we incurred a net gain of approximately $0.5 million, but had an approximate accumulated deficit of $52 million. There can be no assurance that we will generate profits in any particular year or at all in the future. Our ability to generate profits will depend on a number of factors and is subject to risks, many of which are beyond our control. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

We are dependent on enforcement of proprietary rights.

When entering into confidentially agreements with our employees, consultants, and corporate clients, we take what we believe are commercially reasonable steps to control access to and distribution of our technologies, documentation, and other proprietary information. Despite efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain, or use our products, solutions, or technologies. We cannot be certain that the steps we take will prevent misappropriation of our proprietary solutions or technologies. Further, this is particularly difficult in foreign countries where the laws or law enforcement may not provide as robust protection of the Company’s proprietary rights as compared to United States laws and law enforcement. As of the date of this report, we are shipping nutrients outside of the United States, but we do not currently conduct any operations outside of the United States or any territory thereof. The Company does not have current plans to expand its operations to foreign jurisdictions other than potential licensing and consulting service offerings in Canada.

There can be no assurance that third parties will not assert claims of infringement against us.

Others may claim rights to the same technology or trade secrets we currently utilize or may utilize in the future.

From time to time, we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, patents and other intellectual property rights of third parties by us or our clients. Any such claims, or any resultant litigation, should it occur, could subject us to significant liability for damages and could result in the invalidation of our contractual proprietary rights. In addition, even if we were to win any such litigation, such litigation could be time-consuming and expensive to defend and could result in the diversion of time and attention, any of which could have a material adverse effect on our prospects, business, financial condition and results of operations. Any claims or litigation may also result in limitations on our ability to use such trademarks, patents and other intellectual property unless we enter into arrangement with such third parties, which may be unavailable on commercially reasonable terms.

Competition in our industry is intense.

The cannabis industry is highly fragmented, and we have many competitors, including many who offer similar products and services as those offered by us. There can be no guarantees that other companies will not enter the market and develop products and services that are in direct competition with us in the future. We anticipate continued competition from current participants, as well as entry of other companies, in the cannabis market, and we may not be able to establish or maintain a competitive advantage. Some of these companies may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to market opportunities. It may also allow them to devote greater resources to the marketing, promotion and sale of their products and services. These competitors may also adopt more aggressive pricing policies and make more attractive offers to existing and potential customers, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and potential loss of market share.

We have limited capitalization and limited funds available for operations, and we will require additional financing to successfully implement our business strategy.

Expansion of our business will require capital expenditures. Our capital requirements will depend upon numerous factors, including the size and success of our marketing and sales network and the demand for our products and services. If funds generated from our operations are insufficient to allow us to grow in accordance with our strategic plans, we will need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be obtained on terms favorable to us. If we are unable to obtain adequate financing, we may have to reduce or eliminate expenditures and curtail or delay our growth strategy, including the expansion of our sales and marketing capabilities and future acquisitions, which likely would have a material adverse effect on our prospects, business, financial condition and results of operations.

In addition, if we raise additional capital in the future by issuing equity securities or securities exercisable for or convertible into equity securities, existing holders of our Common Stock could suffer significant dilution, and any new securities issued could have rights, preferences and privileges superior to our existing stockholders. Furthermore, if we raise additional capital in the future by incurring debt or issuing debt securities, such debt may impose covenants restricting our ability to incur additional indebtedness, grant liens, make dividends and other payments, issue securities and buy and sell assets, or otherwise restrict financial or operational activities, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

If we are unable to service or repay our indebtedness when due, the applicable lender may execute on the collateral.

We have outstanding indebtedness that is secured by a security interest in all of our assets. If we fail to comply with the covenants set forth in the applicable debt instruments or if we fail to make certain payments under the debt instruments when due, the holders of such indebtedness could declare the debt instruments in default. If we default under any such debt instruments, the holders have the right to seize our assets that secure the debt instruments, which would have a material adverse effect on our prospects, business, financial condition and results of operations.

Several of our wholly-owned subsidiaries are borrowers under a Loan Agreement with SHWZ Altmore, LLC, as lender (“SHWZ Altmore”), and GGG Partners LLC, as collateral agent. The loan is secured by a security interest in substantially all current and future assets of the borrowers. We guaranty the payment and performance by the borrowers when due. If the borrowers and we are unable to pay the debt service or repay the term loan when due, the lender may, among other remedies, sell the collateral and use the proceeds to satisfy amounts owed under term loan.

The seller notes associated with the purchase of the Star Buds assets by SBUD LLC are secured by a security interest in substantially all of the current and future assets of SBUD LLC. If SBUD LLC is unable to pay the debt service or repay the seller notes when due, the sellers may, among other remedies, sell the collateral and use the proceeds to satisfy amounts owed under the seller notes.

Our Investor Notes are secured by a first priority security interest in all of the current and future assets of the Company and the Subsidiary Guarantors not otherwise pledged as collateral, which are held by the Indenture Collateral Agent for the benefit of the Note Investors, and payment under the Investor Notes and Indenture are guaranteed by the Subsidiary Guarantors. The Investor Notes provide that on December 7, 2025, the Note Investors will have the right to require the Company to repurchase some or all of the Investor Notes for cash in an amount equal to the principal amount of such Investor Note being repurchased plus accrued and unpaid interest up to the date of repurchase. If the Company or the Subsidiary Guarantors are unable to pay the debt service or repay the Investor Notes when due, the Indenture Collateral Agent may, among other remedies, sell the collateral and use the proceeds to satisfy the amounts owed under the Investor Notes.

Our officers or directors may have conflicts of interest.

Some of our executive officers or directors are employed on a full-time basis by or have financial interests in other businesses. Consequently, there are potential inherent conflicts of interest when acting in their capacity as officers or directors of the Company. For example, Brian Ruden, one of our directors, is the owner Star Buds outside the state of Colorado. Where a conflict of interest may arise, our Audit Committee and/or the full Board of Directors, with advice from outside counsel, reviews such conflict of interest. Although we believe that our related party transaction policy is currently adequate in guarding against material conflicts of interests, we cannot give any assurance that we are able to identify all material conflicts of interest or that conflicts of interest will be resolved in a manner beneficial to the Company.

We plan to expand our business and operations into jurisdictions outside of the current jurisdictions where we conduct business and doing so will expose us to new risks.

In the future, we plan to expand our operations and business into jurisdictions outside of the jurisdictions where we currently operate. There can be no assurance that any market for our products and services will develop in any such jurisdictions. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors if we expand into new jurisdictions, including, without limitation, economic instability, new competition, and additional, new or changes in laws and regulations (including, without limitation, the possibility that we could be in violation of these laws and regulations as a result of such changes). These factors may limit our ability to successfully expand our operations in, export our products to, or provide our services in, those other jurisdictions.

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations.

A key element of our growth strategy involves identifying and acquiring interests in, or the businesses of, suitable entities involved in the cannabis industry. Our ability to identify such potential acquisition opportunities and successfully acquire them is not guaranteed. Further, achieving the benefits of future acquisitions will depend, in part, on successfully identifying and capturing such opportunities in a timely and efficient manner with the appropriate structure to ensure a stable and growing stream of revenues.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; (vi) the loss or reduction of control over certain of our assets; (vi) the integration of new operations, services and personnel; (vii) unforeseen or hidden liabilities; (viii) the diversion of resources from our existing interests and business; (ix) potential inability to generate sufficient revenue to offset new costs; or (x) the expenses of such transactions.

Further, there is no guarantee that future acquisitions will be accretive. The existence of one or more material liabilities of an acquired company or business that are unknown to us at the time of acquisition could result in our incurring those liabilities. A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations.

Resources spent researching acquisitions that are not consummated could materially adversely affect subsequent attempts to locate and acquire other businesses.

It is anticipated that the investigation of each specific acquisition target business and the negotiation, drafting, and execution of relevant transaction agreements and other ancillary documents, disclosure documents, and other instruments, will require substantial management time and attention, as well as costs related to fees payable to counsel, accountants, and other third parties. If an identified transaction is not consummated, such event may result in a loss to us of the related costs incurred therein, which could impact subsequent attempts to locate and acquire other businesses.

We rely on key utility services.

Our business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to our growing operations, as well as electricity, water and other local utilities. Our cannabis growing operations consume and will continue to consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely impact our business and our ability to operate profitably in the future. Additionally, any significant interruption or negative change in the availability or economics of the supply chain for our key inputs could materially impact our business, financial condition and operating results. If we are unable to secure required supplies and services on satisfactory terms, it could have a materially adverse impact on our business, financial condition and operating results.

Changes in consumer spending may harm our business.

Consumer spending patterns, particularly discretionary expenditures for cannabis products, are particularly susceptible to factors beyond our control that may reduce demand for our products and our client’s products. These factors include:

•	low consumer confidence;
•	decreased corporate budgets and spending, including cancellations, deferrals or renegotiations of group business (e.g., industry conventions);
•	natural disasters, such as earthquakes, tornados, hurricanes and floods;
•	outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS), H1N1(swine) flu, Zika fever and coronavirus (e.g., COVID-19);
•	war, terrorist activities, social unrest, or threats and heightened security measures instituted in response to these events; and
•	the financial or operational conditions of the airline, automotive and other transportation-related industries and its impact on travel.

Reduced consumer spending could have a material adverse effect on our prospects, business, financial condition and results of operations.

Our success is dependent on consumer acceptance of cannabis products generally, and specifically our products.

Our ability to generate revenue and be successful in the implementation of our business plan is significantly dependent on consumer acceptance of and demand for cannabis products generally, and, specifically, our products. Consumer acceptance will depend on several factors, including federal regulation of cannabis as well as availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability of cannabis products. If consumers do not accept cannabis products generally, or, specifically, our products, or if we fail to meet customers’ needs and expectations, our ability to continue generating revenues could be reduced.

We are subject to risks from products liability claims.

We face an inherent risk of product liability claims. For example, we could be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

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

Our business is dependent on regulatory licensing.

Our business is dependent on us and our clients obtaining various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for us or our clients to operate a cannabis businesses will be obtained, retained or renewed. If a licensing body were to determine that we or one of our clients violated applicable rules and regulations, there is a risk the license granted to us or such client could be revoked, which could adversely affect our operations and profitability. Further, in Colorado, licenses for cannabis operations are tied to a specific location, and we operate substantially all our operations through leases. If we are unable to renew any of our leases in Colorado, we could potentially lose the license for such location. License are not specific to locations in New Mexico and, therefore, we are not subject to a similar risk related to our leases in New Mexico. There can be no assurance that we or our existing clients will be able to retain their licenses going forward, or that new licenses will be granted us, our clients, or to existing and new market entrants.

We may be subject to risks related to our information technology systems, including the risk that we may be the subject of a cyber-attack and the risk that we may be in non-compliance with applicable privacy laws.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology (“IT”), services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect our networks, equipment, IT systems and software against damage from several threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risk of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact our reputation and have a material adverse effect on our prospects, business, financial condition and results of operations.

We collect and store personal information about our consumers and are responsible for protecting that information from privacy breaches. Some of our consumers purchase our product for medical use. There are several laws protecting the confidentiality of certain patient health information and other personal information, including patient records, and restricting the use and disclosure of that protected information. In particular, in the U.S., the Privacy Act of 1974 (the “Privacy Act”), the Gramm-Leach-Bliley Act (the “GLBA”), the Health Insurance Portability and Accountability Act (“HIPAA”), and the Children’s Online Privacy Protection Act (“COPPA” and together with the Privacy Act, the GLBA, HIPAA, and COPPA the “U.S. Privacy Regulations”), the European Union’s General Data Protection Regulation (“GDPR”), the privacy rules under Canada’s Personal Information Protection and Electronics Documents Act (the “PIPEDA”), and similar laws in other jurisdictions, protect medical records and other personal health information by limiting their use and disclosure to the minimum level reasonably necessary to accomplish the intended purpose. A privacy breach may occur through an internal procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated through employee collusion, negligence, or deliberate cyber-attack. Moreover, if we are found to be in violation of the U.S. Privacy Regulations, the GDPR, the PIPEDA, or other laws, including as a result of data theft and privacy breaches, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities and harm our reputation.

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

We are exposed to liabilities that are unique to the products and services we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. Due to the nature of our business, we may have difficulty obtaining insurance because, compared to non-cannabis industries, (i) there are only a limited number of insurers willing to insure companies involved in the cannabis industry, (ii) there are fewer insurance products available to companies involved in the cannabis industry, (iii) insurance coverage generally is more expensive for companies involved in the cannabis industry, and (iv) available insurers, insurance products, and cost of coverage fluctuates frequently. Failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our prospects, business, financial condition and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

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

Nonetheless, our business could be materially and adversely affected by the risks, or the public perception of the risks, related to the continuing COVID-19 pandemic. The risk of a pandemic, or public perception of such a risk, could cause customers to avoid public places, including our retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our products. These risks could also adversely affect our customers' financial condition, resulting in reduced spending for the products we sell. Moreover, any epidemic, pandemic, outbreak or other public health crisis, including COVID-19, could cause our employees to avoid public spaces, which could adversely affect our ability to adequately staff and manage our businesses. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations if employees who cannot work remotely are not able to report to work. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our stores or other facilities. Although our dispensaries have been considered essential services and therefore have been allowed to remain operational, there can be no guarantee that our adult-use operations will be allowed to remain open at any point during the remainder of the COVID-19 pandemic or that our retail dispensary operations will continue to be deemed essential.

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

As of December 31, 2021, we have goodwill of approximately $43,316,267 and other intangible assets of approximately $97,582,330, which represents approximately 49% of our total assets as of that date. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

Risks Related to Our Industry

Cannabis remains illegal under federal law.

Despite the successful development of a cannabis industry legal under state laws in a number of states, state laws legalizing medicinal and recreational adult cannabis use are in conflict with the federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws legalizing its use.

A prior U.S. administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum, which Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013 that outlined certain priorities for the Department of Justice (“DOJ”) relating to the prosecution of cannabis offenses. The Cole Memorandum provided that enforcing federal cannabis laws and regulations in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis conduct in compliance with those laws and regulations was not a priority for the DOJ. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. On January 4, 2018, U.S. Attorney General Jeff Sessions formally issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to cannabis activities. There can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. The Biden administration has not expressed a cannabis policy as of the date of this Report. The uncertainty of federal enforcement practices going forward and the inconsistency between federal and state laws and regulations presents major risks for our business and operations. Any such change in the federal government’s enforcement of federal laws could cause significant financial damage to us and our stockholders.

Under federal law, and more specifically the federal Controlled Substances Act, the possession, use, cultivation and transfer of cannabis is illegal. It is also federally illegal to advertise the sale of cannabis, or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. Our business involves the cultivation, production and sale of cannabis and cannabis products, and, therefore, violates federal law. Further, we provide services to customers that are engaged in the business of possession, use, cultivation and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited to, a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aides, abets, counsels, commands, induces or procures its commission, is punishable as a principal. 18 U.S.C. §2(a).

If the Federal Government were to change its enforcement practices, or were to expend its resources enforcing existing federal laws on those involved in the cannabis industry, such action could have a materially adverse effect on our business and operations, our customers or the sales of our products up to and including a complete cessation of our business, and our investors could lose their entire investment

It is possible that additional federal or state legislation could be enacted in the future that would prohibit us or our clients from selling cannabis, and if such legislation were enacted, the demand for our products and services, and those of our clients, would likely decrease, causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our products and services, which would be detrimental to us. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Our business is dependent on state laws pertaining to the cannabis industry.

The federal Controlled Substances Act classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws legalizing its use. While there appears to be ample public support for legislative action to legalize cannabis use and possession, numerous factors may impact or negatively affect the legislative process(s) within the various states we have business interests in. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business up to possibly causing us to discontinue operations as a whole.

The voters or legislatures of states in which cannabis has already been legalized could potentially repeal applicable laws that permit the operation of both medical and retail cannabis businesses. These actions might force businesses, including our own and those of our clients, to cease operations in one or more states entirely.

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

We are subject to a variety of state and federal laws in the United States. In the United States, despite cannabis having been legalized for medical use in many states, and for adult recreational use in a number of states, cannabis meeting the definition of “marijuana” continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act. Following the passage of HB19-1090 in Colorado, we have elected to move into plant-touching operations in addition to non-plant-touching operations by acquiring several plant-touching businesses in Colorado and New Mexico. As a public company involved in direct plant-touching activities, we may face additional scrutiny from the U.S. federal government or other regulatory agencies. Such scrutiny, and any investigation of our operations related to plant-touching activities, could have a material adverse impact on our prospects, business, financial condition and results of operations.

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

Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the USA Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis-related businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis-related businesses without risking prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis-related violations of the federal Controlled Substances Act and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous. The FinCEN Memo currently remains in place, but it is unclear at this time whether the current administration will continue to follow the guidelines of the FinCEN Memo. Such requirements could negatively affect our ability and the ability of our clients to establish and maintain banking connections.

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

There is an argument that the federal bankruptcy courts cannot provide relief for parties who engage in cannabis or cannabis-related businesses. Recent bankruptcy rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of and distribute cannabis assets as such action would violate the federal Controlled Substances Act. Therefore, due to our cannabis-related business, we may not be able to seek the protection of the bankruptcy courts, and this could materially affect our financial performance and/or our ability to obtain or maintain credit.

State regulatory agencies may require us to post bonds or significant fees.

There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the cannabis industry to post a bond or significant fees when applying, for example, for a dispensary license or renewal as a guarantee of payment of sales and franchise taxes. We are not able to quantify at this time the potential scope of such bonds or fees in the states in which it currently operates or may in the future operate. Any bonds or fees of material amounts could have a negative impact on our prospects, business, financial condition and results of operations.

Risks Related to our Common Stock and Preferred Stock

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing securities that would dilute your ownership.

We may raise additional capital in the future. Such capital raising transactions may take the form of equity issuances, debt raising, issuance of derivative securities, or a combination thereof. If we issue any shares of Common Stock or securities convertible into or exercisable for shares of Common Stock in connection with any capital raising transaction, our existing stockholders will experience immediate dilution upon such issuance or upon the future conversion or exercise of such securities. Further, derivative securities, such as convertible debt, convertible preferred stock, options and warrants, currently outstanding or issued in the future may contain anti-dilution protection provisions, which, if triggered, could require us to issue a larger number of the security underlying such derivative security than the face amount. We cannot predict the effect, if any, that future sales or issuance of shares of our Common Stock into the market, or the availability of shares of our Common Stock for future sale, will have on the market price of our Common Stock. Sales of substantial amounts of our Common Stock (including shares issued upon exercise of options and warrants or conversion of convertible securities), or the perception that such sales could occur, may materially affect prevailing market prices for our Common Stock.

Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of Common Stock. Any additional financing that we secure may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our Common Stock or our other outstanding securities. Any issuances by us of securities may be at or below the prevailing market price of our Common Stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our Common Stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other derivative securities or instruments senior to our shares of Common Stock. We cannot be certain how the repayment of any debt obligations will be funded, and we may issue further equity or debt in order to raise funds to repay such obligations, including funding that may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of holders of our Common Stock. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our Common Stock, it may negatively impact the trading price of our shares of Common Stock, and you may lose all or part of your investment.

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

We expect that the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	competitive pricing pressures;
•	our ability to market our products and services on a cost-effective and timely basis;
•	our inability to obtain working capital financing, if needed;
•	changing conditions in the market;
•	changes in market valuations of similar companies;
•	stock market price and volume fluctuations generally;
•	regulatory developments;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	future sales of our Common Stock or other securities; and
•	future issuances of shares of Common Stock upon exercise or conversion of derivative securities, such as our outstanding Preferred Stock, Investor Notes, warrants and options.

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which could include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

The market price for our Common Stock will be particularly volatile given our status as a relatively unknown company with a limited operating history and lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock at or above your purchase price, which may result in substantial losses to you.

While there is a market for our Common Stock, our stock price in the future may be particularly volatile when compared to the shares of larger, more established companies with large public floats that trade on a national securities exchange. The volatility in our share price will be attributable to a number of factors. First, our Common Stock is, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could decline precipitously in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history, lack of profitability, and uncertainty surrounding future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company with a large public float trading on a national securities exchange. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time.

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

Because we hold a license to operate a cannabis business in Colorado and New Mexico, our stockholders may be required to make filings with the Colorado Marijuana Enforcement Division or the New Mexico Cannabis Control Division and we may be forced to redeem shares of our capital stock held by stockholders who are deemed “unsuitable” to be owners of our Company.

We hold various licenses from the Colorado Marijuana Enforcement Division and the New Mexico Cannabis Control Division to operate a cannabis business in Colorado and New Mexico. As a result, beneficial owners with a 10% or greater interest are require to make filings with, and to be found suitable to be equity owners of a cannabis business in Colorado, by the Colorado Marijuana Enforcement Division. Our Bylaws provide that for as long as we hold (directly or indirectly) a license for a governmental agency to conduct our business, which license is conditioned upon some or all of our stockholders possessing certain qualifications, we may redeem any and all of our shares of capital stock to the extent necessary to prevent loss of such license or to reinstate such license. If we at any time determine, in our sole discretion, that one of our stockholders or an affiliate of a stockholder is unsuitable to be a direct or indirect equity owner of a cannabis business in Colorado or any other jurisdiction we may operate in where we are subject to other similar licensing or suitability requirements, we have the right, but not the obligation, to redeem such stockholder’s shares of capital stock at a redemption price described in Exhibit 4.1 to this Report. After redemption, a stockholder would only be allowed to own up to 9.99% of the Company. Company funds used to redeem an unsuitable stockholder will reduce funds available for operations and distributions. This redemption right may negatively impact potential investors’ willingness to invest in our Common Stock, which could negatively impact the trading price of our Common Stock. In addition, the provisions of the Articles of Incorporation related to the Preferred Stock and the Indenture provide for a similar redemption right in favor of the Company that is specific to the Preferred Stock and the Investor Notes if a holder of such securities or one of its affiliates is determined by an applicable state governmental authority to be unsuitable or disqualified from owning a direct or indirect interest in the Company.

Our future results of operations may vary significantly, which could adversely affect the price of our Common Stock.

It is possible that our quarterly and annual revenues and operating results may vary significantly in the future and that period-to-period comparisons of our revenues and operating results may not necessarily serve as meaningful indicators of or benchmarks for future performance. You should not rely on the results of any one quarter or year as an indication of our future performance. It is also possible that in some future quarters or years, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our Common Stock may decline significantly.

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

The existence and terms of our Preferred Stock and our Investor Notes, such as the ability of a majority of the holders of the Preferred Stock to require payment of a liquidation preference upon a change of control, the right of Note Holders to require the Company to repurchase for cash the Investor Notes in connection with a Change of Control (as defined in the Indenture), or the ability to convert shares of Preferred Stock and Investor Notes into Common Stock and the resulting changes in ownership interests of the Company, may prevent or impede a change of control transaction for the Company that could otherwise be in the best interests of the Company or its stockholders. Further, holders of Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Preferred Stock held are convertible as of the record date for determining stockholders entitled to vote on any matter presented to the Company’s stockholders for their action or consideration at any meeting (or by written consent in lieu of meeting), voting together with the holder of Common Stock as a single class. As of March 25, 2022 executive officers and directors control approximately 42%, holders of our Preferred Stock control approximately 22% and together they control approximately 63% of the voting power of our capital stock, based on the number of shares of Common Stock and Preferred Stock outstanding as of such date [or convertible into Common Stock within 60 days of such date]. Therefore, holders of Preferred Stock have the ability to significantly influence the outcome on all matters requiring approval of our stockholders, including the election of directors and approval of a change of control transaction for the Company.

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

Our management and principal stockholders could significantly influence or control matters requiring a stockholder vote, and other stockholders may not have the ability to influence corporate transactions.

Currently, management and our principal stockholders beneficially own a significant amount of our outstanding Common Stock and Preferred Stock. As a result, management and such principal stockholders have the ability to significantly influence the outcome of all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. As of March 25, 2022 executive officers and directors control approximately 42% of the voting power of our capital stock, based on the number of shares of Common Stock and Preferred Stock outstanding as of such date [or convertible into Common Stock within 60 days of such date]. Therefore, management and our principal stockholders have the ability to significantly influence the outcome of all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, such as a change of control transaction for the Company.

We are classified as a “smaller reporting company” and an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock and other securities less attractive to investors.

As a reporting company under the Exchange Act, we are classified as a “smaller reporting company” as defined in Item 10 of Regulation S-K and an “emerging growth company” as defined in Section 2 of the Securities Act. As such, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Common Stock and other securities less attractive because we may rely on these exemptions. If some investors find our Common Stock or other securities less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” and/or an “emerging growth company” may make it harder for investors to analyze our results of operations and financial prospects.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future. Any return on investment may be limited to potential future appreciation in the value of our Common Stock.

Our ability to pay dividends is restricted by the terms and provisions of our financing agreements, including but not limited to our Loan Agreement with SHWZ Altmore, the Indenture, and the provisions of our Articles of Incorporation related to our Preferred Stock. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends on our shares of Common Stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any contractual provisions related to the payment of dividends that we may be a party to at the time. To the extent we do not pay dividends, our shares of Common Stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, for which there can be no guarantee. In addition, investors must rely on sales of their Common Stock after price appreciation as the only way to realize a return on their investment; if the price of our Common Stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our Common Stock.

Our Preferred Stock ranks senior to our Common Stock but junior to all of our existing and future liabilities in the event of a liquidation, winding up or dissolution of our business.

In the event of our liquidation, winding up or dissolution, our assets would be available to make payments to holders of our Preferred Stock only after all of our liabilities have been paid, and to holders of our Common Stock only after all of our liabilities have been paid and holder of our Preferred Stock have been paid. Our Preferred Stock ranks structurally senior to our Common Stock, but junior to all of our existing and future liabilities and those of our subsidiaries, such as our term loan with SHWZ Altmore and the Investor Notes, as well as the capital stock of our subsidiaries held by third parties and employees, whether now existing or created in the future, that issues shares or other equity interests to third parties or employees. In the event of bankruptcy, liquidation or winding up of the Company, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay any amounts to the holders of the Preferred Stock then outstanding, or, thereafter, to pay any amounts to the holders of the Common Stock then outstanding. Any liquidation, winding up or dissolution of the Company or of any of our wholly or partially-owned subsidiaries could have a material adverse effect on holders of the Preferred Stock or holders of the Common Stock.

General Risk Factors

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

There are no assurances we will be able to continue or sustain our growth. However, if we are able to continue and sustain our growth in a sustainable fashion, we will need to significantly expand our administrative facilities, which we believe is and will remain necessary to address potential market opportunities. Rapid growth will place a significant strain on our management and operational and financial resources. Our success is principally dependent on our current management personnel for the operation of our business.

We may not be able to hire or retain qualified staff. If qualified and skilled staff are not attracted and retained, growth of our business may be limited. The ability to provide high quality service will depend on attracting and retaining qualified staff, as well as professionals with experience relevant to our market, including marketing, technology, and general experience in the cannabis industry. There will be competition for personnel with these skill sets. Some technical job categories may experience severe shortages in the United States due to general economic conditions, the COVID-19 pandemic, lack of experience, and other similar constraints on the U.S. labor market.

Our ability to deliver quality services depends on our ability to manage and expand our marketing, operational and distribution systems, recruit additional qualified employees, and train, manage, and motivate both current and new employees. Failure to effectively manage our employees and labor resources would have a material adverse effect on our business.

The general market conditions in the United States may have a significant impact on our business.

The success of our business is affected by general economic and market conditions. We will remain susceptible to future economic recessions or downturns, and any significant adverse shift in general economic conditions, whether local, regional or national, could have a material adverse effect on our prospects, business, financial condition and results of operations. During such periods of adverse economic conditions, we may experience reduced demand for our products and services, which will result in, among other things, decreased revenues and financial losses. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets or face increased funding costs, which could make it more difficult or impossible for us to obtain additional financing if needed.

We cannot ensure that we will always be able to maintain adequate internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud. Although we will undertake several procedures and will implement a number of safeguards, in each case, in order to help ensure the reliability of our financial reports, including those imposed under U.S. securities law, we cannot be certain that such measures will ensure that we will always be able to maintain adequate internal controls over financial processes and disclosure. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our consolidated financial statements and materially adversely affect the value or trading price of our securities, which could in turn impact our prospects, business, financial condition and results of operations.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. Any potential litigation related to the estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.

We may incur losses as a result of unforeseen or catastrophic events.

The occurrence of unforeseen or catastrophic events such as terrorist attacks, social unrest, extreme terrestrial or solar weather events or other natural disasters, emergence or continuation of a pandemic (such as COVID-19), or other widespread health emergencies (or concerns over the possibility of such an emergency), could create economic and financial disruptions, which could lead to operational difficulties that could impair our ability to manage our business. We operate in a new and novel industry for which there is no precedent or historical data to indicate how the industry, or the Company, would be impacted by such an event.

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

Litigation is used as a competitive tactic by both established companies seeking to protect their existing position in a given market and emerging companies attempting to gain access to a market. In such litigation, complaints may be filed on a variety of grounds, including but not limited to antitrust violations, breach of contract, trade secret, patent or copyright infringement, patent or copyright invalidity and unfair business practices. If we are forced to defend ourselves against such claims, whether or not meritorious, we are likely to incur substantial expense and diversion of management attention, which could result in market confusion and the reluctance of licensees and distributors to commit resources to our operations.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities rules and regulations. Compliance with these rules and regulations is costly, makes some activities more difficult, time-consuming or costly, and requires us to maintain and have available specialized systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current periodic reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our operating costs and expenses.

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

Being a public company, rules and regulations may make it more expensive for us to obtain director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers. Also, our business and financial condition are visible to the public, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected. Even if potential future claims do not result in litigation or are resolved in our favor, the time and resources necessary to resolve such claims could divert the attention and resources of management and adversely affect our business and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Business	Location	Segment	Square Footage	Monthly Rent	Expiration Date
Medicine Man Technologies Schwazze	4880 Havana Street, Denver, Colorado	Consulting and Licensing Services Corporate Infrastructure and Other	12,097	January 1, 2020 to February 29, 2020 = $14,500 March 1, 2020 = $17,137	Three month rolling periods effective March 1, 2020
The Big Tomato	695 Billings Street, Aurora, Colorado	Wholesale	12,800	January 1, 2020 to June 30, 2020 = $9,560 July 1, 2020 = $6,872	June 30, 2023
Purplebee’s	30899 Hwy 50 East, Pueblo, Colorado	Wholesale	Buildings A, B, C, and D 0.5 acres of land	$18,000	April 19, 2025
Mesa Organics Pueblo East	30899 Hwy 50 East, Pueblo, Colorado	Retail	2,200	$2,250	April 19, 2025
Mesa Organics Ordway	611 E. 6th Street, Ordway, Colorado	Retail	1,584	$3,500	April 19, 2025
Mesa Organics Rocky Ford	1315 Elm Avenue, Rocky Ford, Colorado	Retail	1,512	$3,500	April 19, 2025
Mesa Organics Las Animas	420 Bent Avenue, Las Animas, Colorado	Retail	Land and building	$3,500	April 19, 2025
Star Buds Pueblo	4305 Thatcher Ave Pueblo, Colorado	Retail	Building	$3,500	January 31, 2025
Star Buds Alameda	428 McCulloch St, Pueblo, Colorado	Retail	2,232	$5,000	November 30, 2023
Star Buds Commerce City	5844 Dahlia Street Commerce City, Colorado	Retail	1,200	$5,000	November 30, 2023
Star Buds Lucky Ticket	1451 Cortez Street, Unit A, Denver, Colorado	Retail	2,700	$6,246	May 31, 2025
Star Buds Niwot	6924 N 79th St Niwot, Colorado	Retail	4,282	$6,779	November 30, 2023
Star Buds LM MJC	7521 Ute Highway, Longmont, Colorado	Retail	3,506	$7,000	November 30, 2022
Star Buds Arapahoe	14655 E. Arapahoe Road, Aurora, Colorado	Retail	5,300	$12,367	March 2, 2024
Star Buds Aurora	10100 Montview Blvd, Aurora, Colorado	Retail	1,296	$6,250	March 2, 2024
Star Buds Citi-Med	4228 York Street, Unit 100, Denver Colorado	Retail	14,381	$5,750	March 2, 2024
Star Buds Citi-Med	1640 East Evans Avenue, Denver Colorado	Retail	560	$3,167	March 2, 2024
Star Buds Louisville	1156 W Dillon Rd Louisville, Colorado	Retail	987	$3,300	December 31, 2022
Star Buds KEW	9000 Unit B Federal Blvd Denver, Colorado	Retail	1,080	$7,500	June 12, 2027
Star Buds Colorado Health Consultants	4690 Brighton Blvd LLC Brighton, Colorado	Retail	4,574	$7,250	March 2, 2024

Star Buds Mountain View 44th	5238 W 44th Ave., Denver Colorado	Retail	1,860	$5,000	March 2, 2024
SCG Holdco LLC	853 Greenhorn Mountain Circle Walsenburg, CO 81069	Wholesale	Land and Building	N/A	N/A
Distribution Center	2498 West 2nd Ave. Denver, CO 80223	Retail	Land and Building	$28,333	November 30, 2031
Brow	4715 N Colorado Blvd, Denver, CO 80216	Wholesale	37,044	$40,937	April 30, 2023
Smoking Gun	492 S Colorado Blvd, Glendale, CO 80246	Retail	20,734	$25,000	September 30, 2024
Emerald Fields Glendale	4182 E Virginia Ave, Glendale, CO 80246	Retail	5,866	$22,007	August 31, 2027
Emerald Fields Manitou	27 Manitou Ave, Manitou Springs, CO 80829	Retail	5,000	$1,000	February 9, 2025
Drift Central	1750 30th St Unit 12, Boulder, CO 80301	Retail	1,575	$5,725	April 30, 2026
Drift South	5190 S Boulder Rd, Boulder CO 80303	Retail	2,642	$9,548	April 22, 2032
Nuevo Holdings	1920 Columbia Dr. SE, Suite B, Albuquerque, NM 87106	Corporate Infrastructure and Other	10,000	$7,083	August 29, 2024
Medzen - Conchas	501 Conchas St SE, Albuquerque, NM 87123	Wholesale	4,500	$7,600	October 30, 2023
Eubank	301 Eubank Blvd SE, Albuquerque, NM 87123	Wholesale	23,558	$11,104	December 31, 2022
Edith	8017 Edith Blvd NE, Albuquerque, NM, 87113	Wholesale	40,428	$50,535	September 1, 2026
Mountain	124 Mountain PL NW, ABQ NM, 87114	Wholesale	Land and Building	$3,093	April 1, 2022
Elemental Baylor	2434 Baylor Dr. SE, Albuquerque, NM, 87106	Wholesale	Land and Building	$4,250	February 29, 2024
RGO1 - Menaul	4414 Menaul Blvd. NE, Suite A, Albuquerque, NM 87110	Retail	2,330	$2,102	July 31, 2022
RGO2 - Ouray	5201 Ouray NW, Suite C; Albuquerque, NM 87120	Retail	3,084	$7,196	January 1, 2024
RGO3 - Roosevelt	899 E. Roosevelt Ave, Grants, NM,87020	Retail	Land and Building	$1,700	December 31, 2024
RGO4 - Cottonwood	10250 Cottonwood Park NW, Suite J, Albuquerque, NM 87114	Retail	2,400	$5,100	May 31, 2025

RGO5 – Central 1	4014 Central Ave. SE, Albuquerque, NM 87106	Retail	1,371	$1,275	December 1, 2025
RGO6 - Montgomery	9821 Montgomery Blvd. NE, Suite A, Albuquerque, NM 87111	Retail	2,119	$4,206	February 28, 2022
RGO7 – North Main	4311 North Main St., Suite B, Roswell, NM 88201	Retail	2,000	$3,605	December 19, 2024
RGO8 - Mall	2750 Mall Dr., Las Cruces, NM 88011	Retail	1,628	$3,183	January 6, 2025
RGO9 - Lincoln	615 E. Lincoln, Unit A, Las Vegas, NM	Retail	2,000	$1,500	May 1, 2024
RGO10 - Cordova	403 W. Cordova, Santa Fe, NM, 87505	Retail	Land and Building	$5,000	June 1, 2026
RGO11 – Central 2	3423 Central Ave NE, Albuquerque, NM 87106	Retail	4,500	$10,125	July 31, 2026
615 Haines	615 Haines Street, Albuquerque, NM 87102	Other	14,552	$6,973	October 31, 2024

It is anticipated that our current leases will be sufficient for our needs for the foreseeable future based on our current plans.

ITEM 3.	LEGAL PROCEEDINGS.

On June 7, 2019, the Company filed a complaint against ACC Industries Inc. and Building Management Company B, L.L.C., in state district court located in Clark County, Nevada, alleging, amongst other causes of action, breach of contract, conversion, and unjust enrichment and seeking general, special and punitive damages. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020 ACC Industries Inc. filed a counterclaim against the Company alleging breach of contract. The Company discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration, ACC Enterprises, LLC (“ACC”), should be brought in as a party to the arbitration. Based upon the new facts, the Company filed a motion to amend the complaint to add new claims and ACC as a party. On September 1, 2020, the arbitrator granted the Company’s motion and permitted the Company to amend the complaint to add ACC as a party. On September 1, 2020, the Company filed an amended complaint and added intentional misrepresentation, fraudulent inducement, civil conspiracy, aiding and abetting, successor liability and fraudulent concealment claims. The Company began arbitration proceedings on November 2, 2020. The Company completed arbitration in February 2021. On May 14, 2021, the Arbitrator entered an award in favor of the Company in the aggregate amount of $1,935,273, subject to an offset equal to $150,000, for a total net award of $1,785,273. After the arbitration award was entered, a receiver was appointed over ACC and its affiliates due to the death of the only owner who had a valid cannabis establishment registration agent card. An automatic litigation stay was entered upon the appointment of the receiver. During the receivership, ACC's owners have had internal ownership disputes and ACC has had financial difficulties. The receiver has taken the position that ACC should be liquidated. The receiver has not yet formally proposed a plan of liquidation but is expected to in the near future. The Company is actively participating in the receivership case.

On July 6, 2018, the Company filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers (“VVG”). In the complaint, the Company alleges breach by VVG of the Technologies License Agreement dated April 27, 2017 between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321 plus pre- and post-judgment interest and attorneys’ fees. In March 2020, VVG filed its opening appeal brief with the Nevada Supreme Court. The Company’s response brief was due on May 15, 2020. After VVG filed its opening brief in March 2020, the Company filed a Motion to Strike portions of the brief and record. On August 27, 2020, the court ordered VVG to supplement its brief and the record. On October 27, 2020, the Company, in a joint request with VVG, filed a motion to extend its time to file its answering brief. The Company filed its answering brief in January 2021. VVG’s reply brief was filed in March 2021. On July 23, 2021, the Nevada Supreme Court affirmed the trial court’s damage award but remanded the case to the trial court to properly calculate post-judgment interest. After the affirmance, VVG filed a petition for rehearing with the Nevada Supreme Court arguing it overlooked or misapprehended material facts in the record.  The Company answered the rehearing petition arguing that it did not. On December 22, 2021, the Company received $3,577,200 for most of the outstanding receivable plus interest and legal fees. There remains an unpaid balance of $12,438 in long term accounts receivable as of December 31, 2021. A second disbursement was made in January 2022 in the amount of $362,698 which constituted accrued interest. The remaining long term accounts receivable balance will continue to accrue interest until paid.

On March 6, 2020, the Company’s former Chief Operating Officer, Joe Puglise, issued an arbitration demand against the Company claiming breach of contract and seeking equity compensation and cash damages. The Company counterclaimed with breach of contract and breach of fiduciary duty claims for unspecified damages. The parties commenced arbitration on January 25, 2021, which concluded in March 2021. On May 12, 2021, the arbitration panel entered an award in favor of Mr. Puglise finding that Mr. Puglise is entitled to $189,920 as a performance bonus plus interest, and 2,000,000 vested options to purchase shares of common stock for $1.49 per share. Mr. Puglise was also awarded attorneys’ fees and costs in the amount of $391,768.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have one class of publicly traded stock, which is our Common Stock. Quotation of our Common Stock commenced on the OTCQB on or about January 25, 2016. On or about October 5, 2018, our Common Stock commenced quotation on the OTCQX. On April 20, 2020, the Company rebranded and since then conducts its business under the trade name Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol “SHWZ.”

As of March 25, 2022, the closing bid price of our Common Stock was $2.13. Any over-the-counter market quotations for our Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Trading volume in our Common Stock varies from day to day. We believe we will continue to experience expansion over time as our revenues and profitability grow to sustainable levels. As a result, the trading price of our Common Stock is subject to significant fluctuations in both volume and pricing.

Holders

As of March 25, 2022, we had 117 holders of record of our Common Stock. The number of beneficial owners is substantially greater than the number of record holders because a portion of our common shares is held of record through brokerage firms in “street name.”

Stock Transfer Agent

The stock transfer agent for our securities is Globex Transfer, LLC, 780 Deltona Boulevard, Suite 202, Deltona, Florida 32725, telephone number, including area code: (813) 344-4490.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock, and the Company does not anticipate doing so in the foreseeable future. The Company’s ability to pay dividends is restricted by the terms and provisions of its financing agreements, including but not limited to its Loan Agreement with SHWZ Altmore, the Indenture, and the provisions of the Articles of Incorporation related to the Preferred Stock. The Company currently intends to retain future earnings, if any, to operate its business and support its growth strategies. Any future determination to pay dividends on the Common Stock will be at the discretion of the Company’s Board of Directors and will depend on the Company’s financial condition, results of operations, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that the Company’s Board of Directors deems relevant. Dividends on the Preferred Stock are payable in kind in the form of an annual increase of the Preference Amount (as defined in the Articles of Incorporation), not cash.

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

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and plan of operations together with our accompanying consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Item 1A. Risk Factors” and “Forward Looking Statements” included elsewhere in this Report.

Overview of the Company

Established in 2014 and headquartered in Denver, Colorado, Medicine Man Technologies, Inc., a cannabis consumer packaged goods company and retailer. The Company’s focus is on building the premier, vertically integrated cannabis company by taking operating system to other states where it can develop a differentiated leadership position. The Company is anchored by a high-performance culture that combines customer-centric thinking and data science to test, measure, and drive decisions and outcomes.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the years ended December 31, 2021 and 2020 and (ii) consolidated balance sheet as of December 31, 2021 and 2020 have been derived from and should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 8 of this report.

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in ordinary course of business.

	For the Years Ended December 31,		2021 vs 2020
	2021	2020	$	%
Total revenue	$108,420,239	$24,000,852	$84,419,387	352%
Total cost of goods and services	59,066,545	17,226,486	41,840,059	243%
Gross profit	49,353,694	6,774,366	42,579,328	629%
Total operating expenses	38,944,528	29,677,305	9,267,223	31%
Income (loss) from operations	10,409,166	(22,902,939)	33,312,105	-145%
Total other income (expense)	8,506,128	2,587,069	8,094,602	313%
Provision for income taxes (benefit)	4,396,164	(899,109)	5,295,273	589%
Net income (loss)	$14,519,130	$(19,416,761)	$19,922,230	-103%
Less: Accumulated preferred stock dividends for the period	(7,346,153)	–	(7,346,153)	0%
Net income (loss) attributable to common stockholders	$7,172,977	$(19,416,761)	$26,589,738	-137%
Earnings (loss) per share attributable to common shareholders - basic	$0.17	$(0.47)	$ 0 .64	-135%
Earnings (loss) per share attributable to common shareholders - diluted	$(0.06)	$(0.47)	$0.42	-88%
Weighted average number of shares outstanding - basic	43,339,092	41,217,026
Weighted average number of shares outstanding - diluted	101,368,958	41,217,026

	December 31, 2021	December 31, 2020
Total Assets	$285,030,792	$70,682,601
Long-Term Liabilities	106,197,948	16,547,356

Revenue segments

The Company has consolidated financial statements across its operating businesses with operating segments of retail, wholesale and other.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues for the year ended December 31, 2021, totaled $108,420,239 including (i) retail sales of $73,723,654 (ii) wholesale sales of $34,471,447 and (iii) other operating revenues of $225,138, compared to revenues of $24,000,852 including (i) retail sales of $3,858,613, (ii) wholesale of $18,647,780, and (iii) other operating revenues of $1,494,459 during the year ended December 31, 2020 representing an increase of $84,419,387 or 352%. This increase was due to increased sale of our products as well as growth through acquisition. In 2021, we acquired eight new retail dispensaries and one cultivation facility. Also, 2021 was the first full year of retail revenue from the six retail locations acquired in December 2020, which contributed to the revenue growth in our retail and wholesale segments. The decrease in other operating revenue in 2021 was largely due to decreased service offerings and consulting revenue and increased investment in our retail and wholesale segments.

Cost of Goods and Services

Cost of services for the year ended December 31, 2021, totaled $59,066,545 compared to cost of services of $17,226,486 during the year ended December 31, 2020, representing an increase of $41,840,059 or 243%. This increase was due to increased sales of our products as well as growth through acquisition. As the Company was able to realize operating leverage and synergies, the increase in cost of goods and services did not increase consistently with the revenue increase.

Operating Expenses

Operating expenses for the year ended December 31, 2021, totaled $38,944,528, compared to operating expenses of $29,677,305 during the year ended December 31, 2020, representing an increase of $9,267,223 or 31%. This increase was due to increased selling, general and administrative expenses, professional service fees, salaries, benefits and related employment costs and non-cash, stock-based compensation.

Other Income (Expense), Net

Other expense, net for the year ended December 31, 2021, totaled $8,506,128, compared to other income, net of $2,587,069 during the year ended December 31, 2020, representing an increase of $5,919,059 or 229%. The increase in other expense, net was due to increase in interest payments due to various loans offset by the gain on derivative liability.

Net Income (Loss)

As a result of the factors discussed above, we generated net income for the year ended December 31, 2021 of $14,519,130, compared to net loss of $19,416,761 during the year ended December 31, 2020.

Results of Operation by Segment

Revenue by Segment
	December 31,
	2021	2020	$	%
Retail	$73,723,654	$3,858,613	$69,865,041	1,811%
Wholesale	34,471,447	18,647,780	15,823,667	85%
Other	225,138	1,494,459	(1,269,321)	-85%
Total	$108,420,239	$24,000,852

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Revenues for retail were $73,723,654 for the year ended December 31, 2021, an increase of $69,865,041 or 1,811% compared to the year ended December 31, 2020. The increase in retail revenues was primarily driven by acquisitions of dispensaries in Colorado.

Revenues for wholesale were $34,471,447 for the year ended December 31, 2021, an increase of $15,823,667 or 85% compared to the year ended December 31, 2020. The increase in wholesale revenue was primarily driven by acquisition of cultivation facilities and increase in sales of products to the market.

Revenues for other were $225,138 for the year ended December 31, 2021, a decrease of $1,233,907 or 85% compared to the year ended December 31, 2020. The decrease in other revenue was primarily driven by the focus from consulting to retail and wholesale.

Drivers of Results of Operations

Revenue

The Company derives its revenue from three revenue streams: Retail which sells finished goods sourced internally and externally to the end consumer in retail stores; Wholesale which is the cultivation of flower and biomass sold internally and externally and the manufacturing of biomass into distillate for integration into externally developed products, such as edibles and internally developed products such as vapes and cartridges under the Purplebee’s brand; Other which includes other income and expenses, such as, licensing and consulting services, facility design services, facility management services, the Company’s Three A Light™ publication, and corporate operations.

Gross Profit

Gross profit is revenue less cost of goods sold. Cost of goods sold includes costs directly attributable to product sales and includes amounts paid for finished goods such as flower, edibles, and concentrates, as well as manufacturing and cultivation labor, packaging, supplies and overhead such as rent, utilities and other related costs. Cannabis costs are affected by market supply. Gross margin measures our gross profit as a percentage of revenue.

Total Operating Expenses

Total operating expenses other than the costs of goods sold consists of selling costs to support customer relations, marketing and branding activities. It also includes an investment in the corporate infrastructure required to support the Company’s ongoing business.

Non-GAAP Measures

EBITDA and Adjusted EBITDA are non-GAAP measures and do not have standardized definitions under GAAP. The following information provides reconciliations for the supplemental non-GAAP financial measures, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because the Company believes it better explains the results of its core business. Management has evaluated the financial results both including and excluding the adjusted items and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insight when analyzing the core operating performance of the business. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

	December 31,
	2021	2020
Net income (loss)	$14,519,130	$(19,416,761)
Interest income (expense), net	7,014,279	41,460
Provision for income tax expense (benefit)	4,396,164	(899,109)
Other (income) expense	(15,520,407)	(2,628,529)
Depreciation and amortization	8,576,865	476,592
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$18,986,031	$(22,426,347)
Non-Cash Stock Compensation	5,037,879	8,230,513
Deal Related Expenses	2,779,151	3,684,553
Capital Raise Related Expenses	1,512,565	1,337,708
Severance	166,557	989,864
Retention Program Expenses	90,250	–
Employee Relocation Expenses	40,819	27,491
Other non-recurring items	3,552,836	547,523
Adjusted EBITDA (non-GAAP measure)	$32,166,088	$(7,608,695)

Liquidity and Capital Resources

As of December 31, 2021 and December 31, 2020, the Company had total current liabilities of $45,263,179 and $12,360,386, respectively. The increase in current liabilities is driven by the derivative liability associated with the Investor Notes as well as from general growth of the Company. As of December 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of $106,400,216 and $1,231,235, respectively to meet its current obligations. The Company had working capital of $78,649,076 as of December 31, 2021, an increase of $85,012,097 as compared to December 31, 2020. The increase in working capital is primarily driven by increase in cash from the Investor Notes issued on December 7, 2021.

The Company is an early-stage growth company, generating cash from revenues and capital raise. Cash is being reserved primarily for capital expenditures, facility improvements and strategic investment opportunities. The Company anticipates overall revenue to increase in 2022 due to acquisitions and adult-use becoming legalized in New Mexico on April 1, 2022. It is possible the Company will seek additional external financing to meet capital needs.

Cash Flows

Cashed used in Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2021	2020
Net cash provided by (used in) Operating Activities	$57,334,386	$(9,799,690)
Net cash (used in) provided by Investing Activities	(81,163,754)	(33,219,140)
Net cash provided by used in Financing Activities	128,998,004	31,901,881

The Company’s cash provided by operating activities is driven by increase in sales from acquisitions. Our use of cash from investing activities is driven by acquisition of businesses and property, plant and equipment for existing entities. Our cash provided by financing activities is mainly from proceeds from our credit facility, the Investor Notes and the issuance of shares of Preferred Stock.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMITMENTS AND CONTINGENCIES

The following table quantifies the Company’s future contractual obligation as of December 31, 2021:

	Total	2022	2023	2024	2025	2026	Thereafter
Notes payable (a)	$154,250,000	$–	$2,250,000	$3,000,000	$23,651,759	$125,348,241	$–
Interest due on notes payable	75,878,422	16,833,160	16,559,990	16,504,822	15,542,869	10,437,580	–
Right of use assets	25,603,348	2,136,040	9,156,402	1,385,619	1,258,029	5,414,724	6,252,534
Total	$255,731,770	$18,969,200	$27,966,392	$20,890,441	$40,452,657	$141,200,546	$6,252,534

(a) – This amount excludes $48,477,789 of unamortized debt discount and $8,289,743 of unamortized debt issuance costs. See Note 11 Debt

The Company anticipates using funds from operating activities and if needed, future capital raise to support contractual cash obligations.

Off-Balance Sheet Arrangements

As of December 31, 2021 and December 31, 2020, we were not party to any off-balance sheet arrangement that had or was reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Critical Accounting Estimates and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies (see Note 2 to Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are revenue recognition, stock based compensation, derivative instruments, income taxes, goodwill and commitments and contingencies are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Related Allowances

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. Certain criteria are required to be met in order to recognize revenue. If these criteria are not met, then the associated revenue is deferred until is the criteria are met. A contract liability is recorded when consideration is received in advance of the delivery of goods or services. We identify revenue contracts upon acceptance from the customer when such contract represents a single performance obligation to sell our products.

We have three main revenue streams: (i) retail sales, (ii) wholesale sales, and (iii) other revenues from revenues from consulting, licensing, and other miscellaneous sources.

The Company’s retail and wholesale sales are recorded at the time that control of the products is transferred to customers. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. Based on the assessment of control indicators, our sales are generally recognized when products are delivered to customers.

The Company’s other revenue, typically from licensing and consulting services, is recognized when our obligations to our client are fulfilled which is determined when milestones in the contract are achieved. The Company’s revenue from seminar fees is related to one-day seminars and is recognized as earned upon the completion of the seminar. We also recognize expense reimbursement from clients as revenue for expenses incurred during certain jobs.

Stock Based Compensation

We account for share-based payments pursuant to Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation and, accordingly, we record compensation expense for share-based awards based upon an assessment of the grant date fair value for stock and restricted stock awards using the Black-Scholes option pricing model.

Our stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 when stock or options are awarded for previous or current service without further recourse.

Income Taxes

ASC 740, Income Taxes requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC 740, the Company’s deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Our deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from our acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. We amortizable intangible assets consist of licensing agreements, product licenses and registrations, and intellectual property or trade secrets. Their estimated useful lives range from 3 to 15 years.

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

We performed our annual fair value assessment on our subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets at December 31, 2021, , and determined that no impairment exists.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MEDICINE MAN TECHNOLOGIES INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Medicine Man Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medicine Man Technologies, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016

Lakewood, CO

March 30, 2022

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	December 31,	December 31
	2021	2020
	(Audited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$106,400,216	$1,231,235
Accounts receivable, net of allowance for doubtful accounts	3,866,828	1,270,380
Accounts receivable - related party	–	80,494
Inventory	11,121,997	2,619,145
Note receivable - current, net	–	–
Note receivable - related party	–	181,911
Prepaid expenses and other current assets	2,523,214	614,200
Total current assets	123,912,255	5,997,365
Non-current assets
Fixed assets, net accumulated depreciation of $1,988,973 and $872,579, respectively	10,253,226	2,584,798
Goodwill	43,316,267	53,046,729
Intangible assets, net accumulated amortization of $7,652,750 and $200,456, respectively	97,582,330	3,082,044
Marketable securities, net of unrealized gain (loss) of $216,771 and $(129,992), respectively	493,553	276,782
Note receivable – noncurrent, net	143,333	–
Accounts receivable – litigation	303,086	3,063,968
Other noncurrent assets	514,962	51,879
Operating lease right of use assets	8,511,780	2,579,036
Total non-current assets	161,118,537	64,685,236
Total assets	$285,030,792	$70,682,601

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,548,885	$3,508,478
Accounts payable - related party	36,820	48,982
Accrued expenses	5,592,222	2,705,445
Derivative liabilities	34,923,013	1,047,481
Deferred revenue	–	50,000
Notes payable - related party	134,498	5,000,000
Income taxes payable	2,027,741	–
Total current liabilities	45,263,179	12,360,386
Long term debt	97,482,468	13,901,759
Lease liabilities	8,715,480	2,645,597
Total long-term liabilities	106,197,948	16,547,356
Total liabilities	$151,461,127	$28,907,742

Commitments and contingencies (Note 12)	–	–

Stockholders' equity
Common stock, $0.001 par value. 250,000,000 shares authorized; 45,455,490 shares issued and 44,717,046 shares outstanding at December 31, 2021 and 42,601,773 shares issued and 42,169,041 shares outstanding as of December 31, 2020	45,485	42,602
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 86,994 shares issued and 82,594 outstanding at December 31, 2021 and 10,000,000 shares authorized; 19,716 shares issued and outstanding at December 31, 2020	87	20
Additional paid-in capital	162,815,097	85,357,835
Accumulated deficit	(27,773,968)	(42,293,098)
Common stock held in treasury, at cost, 517,044 shares held as of December 31, 2021 and 432,732 shares held as of December 31, 2020.	(1,517,036)	(1,332,500)
Total stockholders' equity	133,569,665	41,774,859
Total liabilities and stockholders' equity	$285,030,792	$70,682,601

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Years Ended December 31, 2021 and 2020

Expressed in U.S. Dollars

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
	(Audited)	(Audited)
Operating revenues
Retail	$73,761,010	$3,858,613
Wholesale	34,434,091	18,647,780
Other	225,138	1,494,459
Total revenue	108,420,239	24,000,852
Cost of goods and services	59,066,545	17,226,486
Total cost of goods and services	59,066,545	17,226,486
Gross profit	49,353,694	6,774,366
Operating expenses
Selling, general and administrative expenses	16,616,306	4,523,603
Professional services	5,346,934	8,545,300
Salaries	11,943,409	8,377,889
Stock based compensation	5,037,879	8,230,513
Total operating expenses	38,944,528	29,677,305
Income (loss) from operations	10,409,166	(22,902,939)
Other income (expense)
Interest expense, net	(7,014,279)	(41,460)
Gain on forfeiture of contingent consideration	–	1,462,636
Unrealized gain on derivative liabilities	15,061,142	1,263,264
Other income	–	32,621
Gain on sale of assets	242,494	–
Unrealized gain (loss) on investments	216,771	(129,992)
Total other income (expense)	8,506,128	2,587,069
Pre-tax net income (loss)	$18,915,294	$(20,315,870)
Provision for income taxes (benefit)	4,396,164	(899,109)
Net income (loss)	$14,519,130	$(19,416,761)
Less: Accumulated preferred stock dividends for the period	(7,346,153)	–
Net income (loss) attributable to common stockholders	$7,172,977	$(19,416,761)

Earnings (loss) per share attributable to common shareholders
Basic earnings (loss) per share	$0.17	$(0.47)
Diluted loss per share	$(0.06)	$(0.47)

Weighted average number of shares outstanding - basic	43,339,092	41,217,026
Weighted average number of shares outstanding - diluted	101,368,958	41,217,026

Comprehensive income (loss)	$14,519,130	$(19,416,761)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2021 and 2020

Expressed in U.S. Dollars

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance, December 31, 2019	0	$0	39,952,628	$39,953	$50,356,469	$(22,816,477)	257,732	$(1,000,000)	$26,579,945

Net income (loss)	–	–	–	–	–	(19,416,761)	–	–	(19,416,761)
Issuance of stock as payment for acquisitions	9,266	9	2,554,750	2,555	13,435,085	–	–	–	13,437,640
Return of common stock as compensation to employees, officers and/or directors	–	–	(500,000)	(500)	–	–	–	–	(500)
Issuance of common stock to employees, officers, and/or directors	–	–	406,895	407	496,895	–	–	–	497,301
Issuance of common stock in connection with sales made under private offerings	10,450	10	187,500	187	12,838,872	–	–	–	12,839,080
Dividends declared	–	–	–	–	–	(59,860)	–	–	(59,860)
Return of common stock	–	–	–	–	–	–	175,000	(332,500)	(332,500)
Stock based compensation expense related to common stock options	–	–	–	–	8,230,513	–	–	–	8,230,513

Balance, December 31, 2020	19,716	$20	42,601,773	$42,601	$85,357,835	$(42,293,098)	432,732	$(1,332,500)	$41,774,859

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance, December 31, 2020	19,716	$20	42,601,773	$42,601	$85,357,835	$(42,293,098)	432,732	$(1,332,500)	$41,774,859

Net income (loss)	–	–	–	–	–	14,519,130	–	–	14,519,130
Issuance of stock as payment for acquisitions	20,240	20	2,313,994	2,314	22,741,669	–	–	–	22,744,003
Return of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	323,530	324	620,948	–	–	–	621,272
Issuance of preferred stock in connection with sales made under private offerings	47,310	47	–	–	49,688,553	–	–	–	49,688,600
Dividends declared	–	–	–	–	–	–	–	–	–
Conversion of preferred stock to common stock	(272)	–	245,017	245	271,754	–	–	–	272,000
Return of common stock	–	–	–	–	–	–	84,312	(184,536)	(184,536)
Stock based compensation expense related to common stock options	–	–	–	–	4,134,338	–	–	–	4,134,338

Balance, December 31, 2021	86,994	$87	45,484,314	$45,485	$162,815,097	$(27,773,968)	517,044	$(1,517,036)	$133,569,665

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

Expressed in U.S. Dollars

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities
Net income (loss) for the period	$14,519,130	$(19,416,761)
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	8,576,865	476,592
Deferred taxes	–	268,423
(Gain) loss on change in derivative liabilities	33,875,532	(2,725,901)
(Gain) loss on investment, net	(216,771)	129,992
(Gain) loss on sale of assets	(242,494)	–
Stock based compensation	5,037,879	8,230,513
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	244,929	874,616
Inventory	(4,703,186)	781,512
Prepaid expenses and other current assets	(1,909,014)	(84,784)
Other assets	(457,083)	(51,879)
Operating leases right of use assets and liabilities	137,139	59,701
Accounts payable and other liabilities	493,719	1,610,226
Deferred revenue	(50,000)	50,000
Income taxes payable	2,027,741	(1,940)
Net cash provided by (used in) operating activities	57,334,386	(9,799,690)

Cash flows from investing activities:
Collection of notes receivable	181,911	827,495
Cash consideration for acquisition of business	(75,678,000)	(33,278,462)
Purchase of fixed assets	(5,638,085)	(768,173)
Purchase of intangible assets	(29,580)	–
Net cash used in investing activities	(81,163,754)	(33,219,140)

Cash flows from financing activities:
Proceeds from issuance of debt	83,580,709	13,901,759
Repayment of notes payable	(4,865,502)	5,000,000
Proceeds from issuance of common stock, net of issuance costs	50,283,142	12,625,312
Proceeds from exercise of common stock purchase warrants, net of issuance	–	374,810
Net cash provided by financing activities	128,998,349	31,901,881

Net increase (decrease) in cash and cash equivalents	105,168,981	(11,116,948)
Cash and cash equivalents at beginning of period	1,231,235	12,348,183
Cash and cash equivalents at end of period	$106,400,216	$1,231,235

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,759,220	$41,565
Cash paid for income tax	2,100,000	–

Supplemental disclosure of non-cash investing and financing activities:
Return of common stock	$184,536	$332,500
Issuance of stock as payment for acquisitions	22,744,003	13,437,640
Issuance of preferred stock in connection with private offerings	49,688,553	12,839,080
Conversion of preferred stock to common stock	272,000	–

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

Organization and Nature of Operations

Business Description – Business Activity

We were incorporated in Nevada on March 20, 2014. On May 1, 2014, the Company entered into an exclusive Technology License Agreement with Medicine Man Denver whereby Medicine Man Denver granted us a license to use all of their proprietary processes they have developed, implemented and practiced at their cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future). The Company’s operations are organized into three different segments as follows: (i) retail, consisting of retail locations for sale of cannabis products, (ii) wholesale, consisting of manufacturing, cultivation and sale of wholesale cannabis products, nutrients for cannabis, and hydroponics and indoor gardening supplies, and (iii) other, consisting of all other income and expenses, including those related to licensing and consulting services, facility design services, facility management services, and corporate operations.

In 2017, the Company acquired additional cultivation intellectual property through the acquisition of Success Nutrients™ and Pono Publications, including the rights to the book titled “Three A Light” and its associated cultivation techniques, which have been part of the Company’s products and services offerings since the acquisition. The Company acquired The Big Tomato in 2018, which operates a retail location in Aurora, Colorado. It has been a leading supplier of hydroponics and indoor gardening supplies in the metro Denver area since May 2001. The Company was focused on cannabis dispensary and cultivation consulting and providing equipment and nutrients to cannabis cultivators until its first plant touching acquisition in April of 2020. In 2019, due to the changes in Colorado law permitting non-Colorado resident and publicly traded investment into “plant-touching” cannabis companies, the Company made a strategic decision to move toward direct plant-touching operations. The Company developed a plan to roll up several direct plant-touching dispensaries, manufacturing facilities, and cannabis cultivations with a target to be one of the largest seed to sale cannabis businesses in Colorado. In April 2020 the Company acquired its first plant-touching business, Mesa Organics, which consists of four dispensaries and one MIP, d/b/a Purplebee’s.

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

On July 21, 2021, the Company acquired the assets of Southern Colorado Growers under the applicable APAs.

On December 3, 2021, the Company and all the Subsidiary Guarantors entered into the Note Purchase Agreement with 31 Note Investors, pursuant to which the Company agreed to issue and sell to the Note Investors 13% senior secured convertible notes due December 7, 2026 (the “Investor Notes”) in an aggregate principal amount of $95,000,000 for an aggregate purchase price of $93,100,000 (reflecting an original issue discount of $1,900,000, or 2%) in a private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes pursuant to the Indenture entered into among the Company, Chicago Admin, LLC, as collateral agent (the “Indenture Collateral Agent”), Ankura Trust Company, LLC, as Indenture Trustee, and the Indenture. The Company received net proceeds of approximately $92 million at the closing, after deducting a commission to the placement agent and estimated offering expenses. The Investor Notes will mature five years after issuance unless earlier repurchased, redeemed, or converted. The Investor Notes bear interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Notes were subject to an annual interest rate of 9%, with the remainder of the accrued interest payable as an increase to the principal amount of the Investor Notes. The proceeds from the Investor Notes are required to be used to fund previously identified acquisitions and other growth initiatives.

On December 21, 2021, the Company acquired the assets of Smoking Gun under the applicable APAs.

1.	Liquidity and Capital Resources

During the fiscal year ended December 31, 2021 and 2020, the Company primarily used revenues from its operations supplemented by cash from capital raises and debt to fund its operations.

Cash and cash equivalents are carried at cost or amortized cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $106,400,216 and $1,231,235 classified as cash and cash equivalents as of December 31, 2021, and December 31, 2020, respectively.

The Company maintains its cash balances with high-credit-quality financial institutions. At times, such cash may be more than the insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents. Management believes that the Company has resources to fund its operations for at least twelve months past the date of this Report.

2.	Accounting Policies and Estimates

Basis of Presentation

These accompanying financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC for interim financial statements. All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Accounting for Business Combinations and Acquisitions

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31,	December 31,
	2021	2020
Level 1 - Marketable Securities Available-for-Sale – Recurring	$493,553	$276,782

Marketable Securities at Fair Value on a Recurring Basis

Certain assets are measured at fair value on a recurring basis. The Level 1 position consists of an investment in equity securities of Canada House Wellness Group, Inc., a publicly traded company whose securities are actively quoted on the Toronto Stock Exchange.

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

Derivative Liabilities

The Company uses the fair-value method of accounting for derivative liabilities and such liabilities are remeasured at each reporting date with changes in fair value recorded in the period incurred. The fair value is estimated using a Monte Carlo simulation model.

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

The following table depicts the composition of our accounts receivable as of December 31, 2021, and December 31, 2020:

	December 31,	December 31,
	2021	2020

Accounts receivable - trade	$4,001,874	$1,315,188
Accounts receivable - related party	–	80,494
Accounts receivable - litigation, non-current	303,086	3,063,968
Allowance for doubtful accounts	(135,046)	(44,808)
Total accounts receivable	$4,169,914	$4,414,842

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

Notes Receivable

On March 12, 2021, the Company sold equipment to Colorado Cannabis Company. The terms of sale included a zero interest note receivable, payable $11,944 on the first of each month for 24 months. As of December 31, 2021, the outstanding balance, including penalties for late payments, on the notes receivable with Colorado Cannabis Company totaled $143,333.

Prepaid Expenses and Other Assets (Current and Non-Current)

Prepaid expenses and other assets as of December 31, 2021 and December 31, 2020 were $3,038,176 and $666,079, respectively. As of December 31, 2021, this balance included $2,523,215 in prepaid expenses and $514,962 in security deposits. As of December 31, 2020, other assets included $345,777 in prepaid expenses, $268,423 in tax receivable, and $51,879 in security deposits. Prepaid expenses were primarily comprised of insurance premiums, membership dues, conferences and seminars, and other general and administrative costs.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of licensing agreements, product licenses and registrations, and intellectual property or trade secrets. Their estimated useful lives range from 3 to 15 years.

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

The Company performed its annual fair value assessment as of December 31, 2021, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2021 on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

Accounts Payable

Accounts payable as of December 31, 2021 and December 31, 2020 were $2,585,705   and $3,557,460, respectively, and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2021 and December 31, 2020 were $5,592,222 and $2,705,445, respectively. As of December 31, 2021, this was comprised of accrued payroll of $301,312 and operating expenses of $5,290,910. As of December 31, 2020, accrued expenses and other liabilities was comprised of customer deposits of $26,826, accrued payroll of $1,154,887, and operating expenses of $1,523,732.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $971,419 and $1,040,671 as of December 31, 2021 and December 31, 2020, respectively.

Stock Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, Stock Compensation and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and Emerging Issues Task Force 96-18 when stock or options are awarded for previous or current service without further recourse.

Share-based expense paid through direct stock grants is expensed as occurred. Since the Common Stock is publicly traded, the value is determined based on the number of shares of Common Stock issued and the trading value of the Common Stock on the date of the transaction.

On June 20, 2018, FASB issued ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Previously, share-based payment arrangements to nonemployees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services were accounted for under ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date, which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award, which is the same as share-based payments for employees. The Company adopted the requirements of the new rule as of January 1, 2019, the effective date of the new guidance.

The Company recognized $5,037,879 and $8,230,513 in expense for stock-based compensation from common stock options and common stock issued to employees, officers, and directors during December 31, 2021 and December 31, 2020, respectively.

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

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-Use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. Pronouncements that are not applicable to the Company or where it has been determined do not have a significant impact on the financial statements have been excluded herein.

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

4.	Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	December 31,	December 31,
	2021	2020
Furniture and fixtures	$300,798	$228,451
Leasehold improvements	853,599	90,314
Vehicles, machinery, and tools	2,152,129	1,456,752
Land	35,000	–
Software, servers and equipment	2,550,154	1,412,446
Building	2,910,976	–
Construction in process	3,439,543	269,414
Total asset cost	$12,242,199	$3,457,377
Less: accumulated depreciation	(1,988,973)	(872,579)
Total property and equipment, net of depreciation	$10,253,226	$2,584,798

Depreciation on equipment is recorded on a straight-line basis over the following expected useful:

Furniture and fixtures	3-5 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Vehicles, machinery and tools	3-5 years
Land	Indefinite
Software, servers and equipment	3 years
Building	39 years

Depreciation expense for the years ended December 31, 2021 and 2020 was $1,124,571 and $295,947, respectively.

5.	Intangible Asset

Intangible assets at December 31, 2021 and 2020 were comprised of the following:

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
License agreement	$94,230,280	$(5,496,902)	$1,667,000	$(37,765)
Tradename	4,560,000	(845,667)	350,000	(15,644)
Customer relationships	5,150,000	(933,690)	1,055,000	(107,175)
Non-compete	1,205,000	(343,056)	120,000	(17,067)
Product license and registration	57,300	(17,963)	57,300	(14,367)
Trade secret – intellectual property	32,500	(10,472)	32,500	(8,438)
Total	$105,235,080	(7,652,750)	3,282,500	(200,456)

Amortization expense for years ended December 31, 2021 and 2020 was $7,452,294 and $180,644, respectively.

The following table presents the Company’s future projected annual amortization expense as of December 31, 2021:

2022	$8,555,386
2023	8,555,386
2024	8,247,331
2025	7,822,997
2026	5,955,831
Thereafter	58,445,399
$97,582,330

6.	Derivative Liabilities

Employee Common Stock

During the year ended December 31, 2019, the Company entered into employment agreements with certain key officers that contained contingent consideration provisions based upon the achievement of certain market condition milestones. The Company determined that each of these vesting conditions represented derivative instruments.

On January 8, 2019, the Company granted the right to receive 500,000 shares of restricted Common Stock to an officer, which will vest at such time that that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds. This right expired on January 8, 2022.

On April 23, 2019, the Company granted the right to receive 1,000,000 shares of restricted Common Stock to an officer, which will vest at such time that that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds. On February 25, 2020, the officer resigned from his remaining positions with the Company and forfeited his right to the contingent consideration. As a result, the Company recorded a gain of $1,462,636 as a component of other income (expense), net on its financial statements for the fiscal year ended December 31, 2020.

On June 11, 2019, the Company granted the right to receive 1,000,000 shares of restricted Common Stock to an officer, which will vest at such time that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds. This right expired January 8, 2022.

The Company accounts for derivative instruments in accordance with the GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. The Company estimated the fair value of these derivatives at the respective balance sheet dates using the Black-Scholes option pricing model based upon the following inputs: (i) stock price on the date of grant ranging between $1.32 - $3.75, (ii) the contractual term of the derivative instrument ranging between 2.25 - 3 years, (iii) a risk-free interest rate ranging between 1.87% - 2.57% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 145% - 158%.

The fair value of these derivative liabilities is $0 and $1,047,481 as of December 31, 2021 and December 31, 2020, respectively. The change in the fair value of derivative liabilities is $1,047,048 and $1,263,264 for the year ended December 31, 2021 and December 31, 2020, respectively.

Investor Note

The Company issued Investor Notes in an aggregate principal amount of $95,000,000 on December 7, 2021. A reconciliation of the beginning and ending balances of the derivative liabilities for the periods ended December 31, 2021 were as follows:

Balance as of January 1, 2021	$–

Fair value of derivative liabilities on issuance date	48,936,674
Gain on derivative liability	(14,013,661)

Balance as of December 31, 2021	$34,923,013

The Company accounts for derivative instruments in accordance with the GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. In accordance with GAAP, a contract to issue a variable number of equity shares fails to meet the definition of equity and must instead be classified as a derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations at each period-end. The Company utilizes a Monte Carlo simulation in determining the appropriate fair value. The derivative liability will ultimately be converted into the Company’s equity when the Investor Notes are converted or will be extinguished on the repayment of the Investor Notes. The derivative liability will not result in the outlay of any additional cash by the Company. Upon initial recognition, the Company recorded a derivative liability and debt discount of $48,936,674 in relation to the derivative liability portion of the Investor Notes. The Company recorded $458,885 and $0 in amortization related to the debt discount for the year ended December 31, 2021 and 2020, respectively.

7.	Related Party Transactions

Transactions Involving Former Directors, Executive Officers or Their Affiliated Entities

During the year ended December 31, 2020, the Company recorded sales to Medicine Man Denver totaling $997,262. The Company had an accounts receivable balance with Medicine Man Denver totaling $72,109 as of December 31, 2020. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in Medicine Man Denver. Effective February 25, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from Medicine Man Denver during the period ended December 31, 2021.

During the year ended December 31, 2020, the Company recorded sales to MedPharm Holdings LLC (“MedPharm”) totaling $73,557. The Company had a net accounts receivable balance with MedPharm totaling $5,885 as of December 31, 2020. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in MedPharm. Effective February 25, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from MedPharm during the period ended December 31, 2021.

Also, during the year ended December 31, 2019, the Company made loans to MedPharm totaling $767,695 evidenced by promissory notes with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. On August 1, 2020, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with MedPharm pursuant to which (i) the parties agreed that the outstanding amount owed by MedPharm to the Company was $767,695 of principal and $47,161 in accrued and unpaid interest, (ii) MedPharm paid the Company $100,000 in cash, (iii) Andrew Williams returned 175,000 shares of Common Stock to the Company, as partial repayment of the outstanding balance at a value of $1.90 per share. These shares are held in treasury. The remaining outstanding principal and interest of $181,911 due and payable by MedPharm under the Settlement Agreement was to be paid out in bi-weekly installments of product by scheduled deliveries through June 30, 2021. This amount was paid off on April 19, 2021.

During the year ended December 31, 2020, the Company recorded sales to Baseball 18, LLC (“Baseball”) totaling $14,605, to Farm Boy, LLC (“Farm Boy”) totaling $16,125, to Emerald Fields LLC (“Emerald Fields”) totaling $16,605, and to Los Sueños Farms (“Los Sueños”) totaling $52,244. As of December 31, 2020 the Company had net accounts payable balances with Baseball of $31,250, and with Farm Boy of $93,944. One of the Company’s former Chief Operating Officers and directors, Robert DeGabrielle, owns the Colorado retail marijuana cultivation licenses for Farm Boy, Baseball, Emerald Fields, and Los Sueños. Effective June 19, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from Baseball, Farm Boy, Emerald Fields, or Los Sueños during the period ended December 31, 2021.

Transactions with Entities Affiliated with Justin Dye

The Company has participated in several transaction involving Dye Capital, Dye Capital Cann Holdings, LLC (“Dye Cann I”) and Dye Cann II. Justin Dye, the Company’s Chief Executive Officer, one of its directors, and the largest beneficial owner of Common Stock and Preferred Stock, controls Dye Capital and Dye Capital controls Dye Cann I and Dye Cann II. Dye Cann I is the largest holder of the Company’s outstanding common stock. Dye Cann II is a significant holder of our Preferred Stock. Mr. Dye has sole voting and dispositive power over the securities held by Dye Capital, Dye Cann I, and Dye Cann II.

The Company entered into a Securities Purchase Agreement with Dye Cann I on June 5, 2019, (as amended, the “Dye Cann I SPA”) pursuant to which the Company agreed to sell to Dye Cann I up to between 8,187,500 and 10,687,500 shares of Common Stock in several tranches at $2.00 per share and warrants to purchase 100% of the number of shares of common stock sold at a purchase price of $3.50 per share. At the initial closing on June 5, 2019, the Company sold to Dye Cann I 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock for gross proceeds of $3,000,000, and the Company has consummated subsequent closings for an aggregate of 9,287,500 shares of common stock and warrants to purchase 9,287,500 shares of common stock for aggregate gross proceeds of $18,575,000 to the Company. The terms of the Dye Cann I SPA are disclosed in the Company’s Current Report on Form 8-K filed on June 6, 2019. The Company and Dye Cann I entered into a first amendment to the Dye Cann I SPA on July 15, 2019, as described in the Company’s Current Report on Form 8-K filed on July 17, 2019, a second amendment to the Dye Cann I SPA on May 20, 2020, as described in the Company’s Current Report on Form 8-K filed on May 22, 2020, and a Consent, Waiver and Amendment on December 16, 2020, as described in the Company’s Current Report on Form 8-K filed on December 23, 2020. At the time of the initial closing under the Dye Cann I SPA, Justin Dye became a director and the Company’s Chief Executive Officer.

The Company granted Dye Cann I certain demand and piggyback registration rights with respect to the shares of common stock sold under the Dye Cann I SPA and issuable upon exercise of the warrants sold under the Dye Cann I SPA. The Company also granted Dye Cann I the right to designate one or more individuals for election or appointment to the Company’s board of directors (the “Board”) and Board observer rights. Further, under the Dye Cann I SPA, until June 5, 2022, if the Company desires to pursue debt or equity financing, the Company must first give Dye Cann I an opportunity to provide a proposal to the Company with the terms upon which Dye Cann I would be willing to provide or secure such financing. If the Company does not accept Dye Cann I’s proposal, the Company may pursue such debt or equity financing from other sources but Dye Cann I has a right to participate in such financing to the extent required to enable Dye Cann I to maintain the percentage of Common Stock (on a fully-diluted basis) that it then owns, in the case of equity securities, or, in the case of debt, a pro rata portion of such debt based on the percentage of Common Stock (on a fully-diluted basis) that it then owns.

The Company entered into a Securities Purchase Agreement (as amended, the “Dye Cann II SPA”) with Dye Cann II on November 16, 2020 pursuant to which the Company agreed to sell to Dye Cann II shares of Preferred Stock in one or more tranches at a price of $1,000 per share. The terms of the Dye Cann II SPA are disclosed in the Company’s Current Report on Form 8-K filed on December 23, 2020. The Company and Dye Cann II entered into an amendment to the Dye Cann II SPA on December 16, 2020, as described in the Company’s Current Report on Form 8-K filed on December 23, 2020, a second amendment to the Dye Cann II SPA on February 3, 2021, as described in the Company’s Form 8-K filed on February 9, 2021, and a third amendment to the Dye Cann II SPA on March 30, 2021, as described under Item 9B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company issued and sold to Dye Cann II 7,700 shares of Preferred Stock on December 16, 2020, 1,450 shares of Preferred Stock on December 18, 2020, 1,300 shares of Series Preferred Stock on December 22, 2020, 3,100 shares of Preferred Stock on February 3, 2021, 3,800 shares of Preferred Stock on March 2, 2021 and 4,000 shares of Preferred Stock on March 30, 2021. As a result, the Company issued and sold an aggregate of 21,350 shares of Preferred Stock to Dye Cann II for aggregate gross proceeds of $21,350,000.

The Company granted Dye Cann II certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Preferred Stock under the Dye Cann II SPA. Further, the Company granted Dye Can II the right to designate one or more individuals for election or appointment to the Board and Board observer rights.

On December 16, 2020, the Company entered into a Secured Convertible Note Purchase Agreement with Dye Capital and issued and sold to Dye Capital a Convertible Note and Security Agreement in the principal amount of $5,000,000 as described in the Company’s Current Report on Form 8-K filed on December 23, 2020. On February 26, 2021, Dye Capital elected to convert the $5,000,000 principal amount and the $60,250 of accrued but unpaid interest under the Convertible Promissory Note and Security Agreement under its terms and Dye Capital and the Company entered into a Conversion Notice and Agreement pursuant to which the Company issued 5,060 shares of Preferred Stock to Dye Capital and also paid Dye Capital $230.97 in cash in lieu of issuing any fractional shares of Series Preferred Stock upon conversion, as described in the Company’s Current Report on Form 8-K filed on March 4, 2021.

The Company previously reported the terms of the Preferred Stock in the Company’s Current Report on Form 8-K filed on December 23, 2020 and under Item 1 of this Report, which disclosure is incorporated herein by reference.

During the year ended December 31, 2020, the Company recorded expenses of $66,264 with Tella Digital. As of December 31, 2021 the Company recorded expenses of $214,908.26. Tella Digital provides on-premise digital experience solutions for our retail dispensary locations. Mr. Dye is an indirect part owner and serves as Chairman of Tella Digital. Nirup Krishnamurthy, the Company’s Chief Operating Officer and one of its directors, is also an indirect part owner in Tella Digital.

Transactions with CRW, Cozad Investments, L.P. and Affiliated Entities

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “CRW SPA”) with CRW pursuant to which the Company issued and sold 25,350 shares of Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of Common Stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock under the CRW SPA. On the same date, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Preferred Stock beneficially held by CRW on the applicable date on an as-converted to Common Stock basis divided by the total number of shares of Common Stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for Common Stock at the time of determination). Further, under the letter agreement, the Company will pay CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $150,000 in monthly installments of $12,500. On March 14, 2021, the Board appointed Jeffrey A. Cozad as a director to fill a vacancy on the Board. Mr. Cozad is a manager and owns 50% of CRW Capital, LLC, and he shares voting and disposition power over the shares of Preferred Stock held by CRW. Mr. Cozad and his family members indirectly own membership interests in CRW. The Company previously reported the terms of the CRW SPA and the CRW letter agreement in the Company’s Current Report on Form 8-K filed March 4, 2021.

On December 7, 2021, the Company entered into a Securities Purchase Agreement with Cozad Investments, L.P. pursuant to which the Company issued an Investor Note in the aggregate principal amount of $245,000 to Cozad Investments, L.P. and for $250,000 in cash. The Investor Note bears interest at 13% per year payable quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Cozad is a manager and majority owner of Cozad Investments, L.P. and a member of the Board.

Transactions with Entities Affiliated with Marc Rubin

On February 26, 2021, the Company entered into the CRW SPA with CRW of which Marc Rubin is a beneficial owner. On December 7, 2021, the Company entered into a Securities Purchase Agreement with The Rubin Revocable Trust U/A/D 05/09/2011 pursuant to which the Company issued an Investor Note in the aggregate principal amount of $98,000 to The Rubin Revocable Trust for $100,000 in cash. The Investor Note bears interest at 13% per year payable quarterly commencing March 31, 2022 in cash for the amount equal to the amount payable on such date as if the Investor Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Rubin is a majority owner of The Rubin Revocable Trust and a beneficial owner of CRW.

Transactions with Entities Affiliated with Brian Ruden

The Company has participated in several transactions involving entities owned or affiliated with Brian Ruden, one of its directors and a beneficial owner of more than 5% of the Common Stock and a beneficial owner of more than 5% of the Preferred Stock.

Between December 17, 2020 and March 2, 2021, the Company’s wholly-owned subsidiary SBUD, LLC acquired the Star Buds assets. The Company previously reported the terms of the applicable purchase agreements and related amendments in the Company’s Current Reports on Form 8-K filed June 8, 2020, September 21, 2020, December 22, 2020, and March 8, 2021.

The aggregate purchase price for the Star Buds assets was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, also referred to in this report as “seller note(s),” (iii) 29,500 shares of Preferred Stock, of which 25,075 shares were issued at the applicable closings and 4,425 shares are held in held in escrow and will be released post-closing to either Star Buds or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock to the sellers. As of September 30, 2021, the Company owed an aggregate principal amount of $44,250,000 under the seller notes. The Company has not paid any principal and has paid an aggregate of $3,010,887 of interest on the seller notes as of September 30, 2021. Mr. Ruden’s interest in the aggregate purchase price for the Star Buds assets is as follows: (i) $13,727,490 in cash at the applicable closings, (ii) $13,727,490 in seller notes, (iii) 9,152 shares of Preferred Stock, of which 7,779 shares were issued at the applicable closings and 1,373 shares are held in held in escrow and will be released post-closing to either Mr. Ruden or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 1,715,936 shares of Common Stock to Mr. Ruden. The Company has paid Mr. Ruden an aggregate of $1,341,738 in interest on his seller notes as of December 31, 2021.

Mr. Ruden was a part-owner of each of the Star Buds companies that sold assets to SBUD, LLC. Mr. Ruden owned 50% of Colorado Health Consultants LLC, 50% of Starbuds Aurora LLC, 50% of Starbuds Pueblo LLC, 50% of Starbuds Alameda LLC, 46% of SB Arapahoe LLC, 36% of Starbuds Commerce City LLC, 30% of Starbuds Louisville LLC, 25% of Starbuds Niwot LLC, 16.66% of Lucky Ticket LLC, 15% of KEW LLC, and 10% of LM MJC LLC.

In connection with acquiring the Star Buds assets for our Pueblo West, Niwot, Commerce City, Lakeside, Arapahoe and Aurora locations, SBUD LLC entered into a lease with each of 428 S. McCulloch LLC, Colorado Real Estate Holdings LLC, 5844 Ventures LLC, 5238 W 44th LLC, 14655 Arapahoe LLC and Montview Real Estate LLC, on substantially the same terms. Each of the leases is for an initial three-year term. The lease with 428 S. McCulloch LLC is for the Company’s Pueblo West Star Buds location and was effective on December 17, 2020. The lease with Colorado Real Estate Holdings LLC and 5844 Ventures LLC is for the Company’s Niwot and Commerce City Star Buds location, respectively, and was effective on December 18, 2020. The lease with 5238 W 44th LLC is for the Company’s Lakeside Star Buds location and was effective on February 3, 2021. The lease with 14655 Arapahoe LLC and Montview Real Estate LLC is for the Company’s Arapahoe and Aurora locations, respectively, and was effective on March 2, 2021. The 428 S McCulloch LLC, 5844 Ventures LLC and 5238 W 44th LLC provides for a monthly rent payment of $5,000 with an aggregate of $180,000 during the initial term of the leases. The Colorado Real Estate Holdings LLC lease provides for a monthly rent payment of $6,779 with an aggregate of $244,044 during the initial term of the lease. The 14655 Arapahoe LLC lease provides for a monthly rent payment of $12,367 with an aggregate of $445,212 during the initial term of the lease. The Montview Real Estate LLC lease provides for a monthly rent of $6,250 with an aggregate of $225,000 during the initial term of the lease. During 2020, SBUD LLC made aggregate rent payments of $10,000. Between January 1, 2021 and December 31, 2021, SBUD LLC made aggregate rent payments of $449,297. In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms with escalation. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

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

Transactions with Jeff Garwood

On December 7, 2021, the Company entered into a Securities Purchase Agreement with Jeff Garwood pursuant to which the Company issued an Investor Note in the aggregate principal amount of $294,000 to Mr. Garwood for $300,000 in cash. The Investor Note bears interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Garwood is a member of the Board.

Transactions with Pratap Mukharji

On December 7, 2021, the Company entered into a Securities Purchase Agreement with Pratap Mukharji pursuant to which the Company issued an Investor Note in the aggregate principal amount of $196,000 to Mr. Mukharji for $200,000 in cash. The Investor Note bears interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Mukharji is a member of the Board.

8.	Goodwill Accounting

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase.

On June 3, 2017, the Company issued an aggregate of 7,000,000 shares of its Common Stock for 100% ownership of both Success Nutrients and Pono Publications. The Company utilized purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in $6,301,080 of goodwill.

On July 21, 2017, the Company issued 2,258,065 shares of its Common Stock for 100% ownership of DCG. The Company utilized purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in $3,003,226 of goodwill.

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

On April 20, 2020, the Company closed the acquisition of Mesa Organics. The aggregate purchase price after working capital adjustments was $2,609,500 of cash and 2,554,750 shares of Common Stock. The Company accounted for the transaction utilizing purchase price accounting stating that the book value approximates the fair market value of the assets acquired. The purchase price accounting resulted in the Company valuing the investment as $2,147,613 of goodwill.

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

On July 21, 2021 the Company closed the acquisition of Southern Colorado Growers. The Company utilized purchase price accounting stating that net book value approximates fair market value of the assets acquired. The purchase price accounting resulted in $1,810,323 of goodwill.

As of December 31, 2021, the Company had $43,316,267 of goodwill, which consisted of $6,301,080 from Success Nutrients and Pono Publications, $3,003,226 from DCG, $3,000,000 from The Big Tomato, $2,147,613 from Mesa Organics, $27,054,025 from Star Buds, $1,810,323 from Southern Colorado Growers.

9.	Business Combination

As of December 31, 2021, the Company had acquired cannabis brands and other assets of Star Buds and Southern Colorado Growers.

The Star Buds transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). In consideration of the sale and transfer of the acquired assets with Star Buds, the aggregate purchase price was $118,000,000. The Company’s allocation of purchase price was calculated as follows.

Cash	$44,250,000
Seller notes	44,250,000
Preferred Stock	29,500,000
Total purchase price	$118,000,000

Description	Fair Value	Weighted average useful life (in years)
Assets acquired:
Cash	$9,600
Inventory	4,352,419
Fixed assets	118,479
Intangible assets:
Dispensary license	86,094,000	15
Customer relationships	4,095,000	5
Tradename	3,920,000	5
Non-compete	980,000	3
Goodwill	27,054,025	Indefinite
Total assets acquired	$126,623,524
Liabilities and Equity assumed:
Accrued loyalty	$2,180,104
Warrants	6,443,421
Total liabilities and equity assumed	8,623,524
Estimated fair value of net assets acquired	$118,000,000

The Southern Colorado Growers transaction was accounted for as a business combination in accordance with ASC 805. In consideration of the sale and transfer of the acquired assets with SCG, the aggregate purchase price was $11,225,000. The Company’s allocation of purchase price was calculated as follows.

Cash	$5,845,000
Common stock	5,380,000
Total purchase price	$11,225,000

Description	Fair Value	Weighted average useful life (in years)
Assets acquired:
Inventory	604,677
Fixed assets	2,990,000
Intangible assets:
Cultivation license	5,455,000	15
Customer relationships	290,000	5
Non-compete	75,000	3
Goodwill	1,810,323	Indefinite
Total assets acquired	11,224,997
Estimated fair value of net assets acquired	$11,224,997

10.	Inventory

As of December 31, 2021, and December 31, 2020, respectively, the Company had $5,573,329 and $2,090,886 of finished goods inventory. As of December 31, 2021, the Company had $5,535,992 of work in process and $12,676 of raw materials. As of December 31, 2020, the Company had $500,917 of work in process and $27,342 of raw materials. The Company uses the FIFO inventory valuation method. As of December 31, 2021 and December 31, 2020, the Company did not recognize any impairment for obsolescence within its inventory.

11.	Debt

Term Loan — On February 26, 2021, the Company entered into a Loan Agreement with SHWZ Altmore, LLC, as lender,and GGG Partners LLC, as collateral agent. Upon execution of the Loan Agreement, the Company received $10,000,000 of loan proceeds. In connection with the Company’s acquisition of Southern Colorado Growers, the Company received an additional $5,000,000 of loan proceeds under the Loan Agreement. The term loan incurs 15% interest per annum, payable quarterly on March 1, June 1, September 1, and December 1 of each year. The Company will be required to make principal payments beginning on June 1, 2023 in the amount of $750,000, payable quarterly with the remainder of the principal due upon maturity on February 26, 2025.

Under the terms of the loan, the Company must comply with certain restrictions. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of December 31, 2021, the Company was in compliance with the requirements described above.

Seller Notes — As part of the acquisition of the Star Buds assets, the Company entered into a deferred payment arrangement with the sellers in an aggregate amount of $44,250,000. The deferred payment arrangement incurs 12% interest per annum, payable on the 1st of every month through November 2025. Principal payments are due as follows: $13,901,759 on December 17, 2025, $3,474,519 on February 3, 2026, and $26,873,722 on March 2, 2026.

Investor Notes – On December 3, 2021, the Company and the Subsidiary Guarantors entered into a Securities Purchase Agreement with 31 accredited investors pursuant to which the Company agreed to issue and sell to the investors 13% senior secured convertible notes due December 7, 2026 in an aggregate principal amount of $95,000,000 for an aggregate purchase price of $93,100,000 (reflecting an original issue discount of $1,900,000, or 2%) in the private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes. The Company received net proceeds of approximately $92,000,000 at the closing, after deducting a commission to the placement agent and estimated offering expenses associated with the private placement payable by the Company.

The Investor Notes were issued pursuant to an Indenture, dated December 7, 2021, among the Company, the Subsidiary Guarantors, Ankura Trust Company, LLC as trustee and Chicago Atlantic Admin, LLC as collateral agent for the Investor Note holders. The Investor Notes will mature five years after issuance unless earlier repurchased, redeemed, or converted. The Investor Notes bear interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Notes were subject to an annual interest rate of 9%, with the remainder of the accrued interest payable as an increase to the principal amount of the Investor Notes. The proceeds from the Investor Notes are required to be used to fund previously identified acquisitions and other growth initiatives. The principal is due December 7, 2026.

The following tables sets forth our indebtedness as of December 31, 2021 and 2020, respectively, and future obligations:

	December 31,	December 31,
	2021	2020

Term loan dated February 26, 2021, in the original amount of $10,000,000. An additional $5,000,000 was added on July 28, 2021. Interest of 15% per annum, due quarterly. Principal payments begin June 1, 2023.	$15,000,000	$–

Seller notes dated December 17, 2020, February 3, 2021 and March 2, 2021, in the original amount of $44,250,000. Interest of 12% per annum, due monthly. Principal payments begin December 17, 2025	44,250,000	13,901,759

Convertible notes dated December 3, 2021, in the original amount of $95,000,000. Interest of 13% per annum, 9% payable in cash and 4% accreting to the principal amount.	95,000,000

Less: unamortized debt issuance costs	(8,289,743)	–
Less: unamortized debt discount	(48,477,789)	–

Total long term debt	97,482,468	13,901,759

Long term debt and unamortized debt issuance costs	$97,482,468	$13,901,759

	Principal Payments	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Total Long Term Debt

2022	$–	$1,686,048	$7,484,613	$(7,484,613)
2023	2,250,000	1,686,048	8,523,493	(6,273,493)
2024	3,000,000	1,686,048	9,734,935	(6,734,935)
2025	23,651,759	1,686,048	11,057,799	12,593,960
2026	125,348,241	1,545,551	11,676,949	113,671,292
Thereafter	–	–	–	–

Total	$154,250,000.00	$8,289,743.00	$48,477,789.00	$105,772,211.00

11.	Leases

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

The Company's leases consist of real estate leases for office, retail, cultivation, and manufacturing facilities. The Company elected to combine the lease and related non-lease components for its operating leases.

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	December 31, 2021
Asset
Operating lease right of use assets	Noncurrent assets	$8,511,780
Liabilities
Lease liabilities	Noncurrent liabilities	$8,715,480

Maturities of Lease Liabilities

Maturities of lease liabilities as of December 31, 2021 are as follows:

2021 fiscal year	$25,603,348
Less: Interest	440,864
Present value of lease liabilities	$25,162,484

The following table presents the Company’s future minimum lease obligation under ASC 842 as of December 31, 2021:

2022 fiscal year	$2,136,040
2023 fiscal year	9,156,402
2024 fiscal year	1,385,619
2025 fiscal year	1,258,029
2026 fiscal year	5,414,724
$19,350,814

12.	Commitments and Contingencies

Over the past three years, the Company has supported legislation in Colorado to allow licensed cannabis companies in Colorado to trade their securities, provided they are reporting companies under the Exchange Act. HB19-1090 titled, “Publicly Licensed Marijuana Companies” was signed into Colorado legislature on May 29, 2019 and went into effect on November 1, 2019. The bill repealed the provision that prohibited publicly traded corporations from holding a marijuana license in Colorado.

Definitive Agreement to Acquire the Colorado-Based MCG, LLC

On November 15, 2021, the Company entered into the MCG Merger Agreement and the Company acquired MCG on February 9, 2022. The aggregate closing consideration for the merger was $29 million, consisting of: (i) $16,008,000 in cash; (ii) 6,547,239 shares of Common Stock issued to the members of MCG at a price of $1.63 per share; and (iii) an aggregate of $2,320,000 was held back as collateral for potential claims for indemnification under the MCG Merger Agreement as follows: (y) $1,392,000 in cash and (z) 569,325 shares of Common Stock. The escrowed portion of the purchase price will be released 50% on February 9, 2023 (with such amount being paid from the escrowed cash first) and 50% on August 9, 2023. MCG operates two retail marijuana dispensaries located in Manitou Springs, Colorado and Glendale, Colorado.

Definitive Agreement to Acquire the New Mexico-Based Reynold Greenleaf & Associates, LLC

On November 29, 2021, the Company entered into the Nuevo Purchase Agreement and the company acquired the New Mexico business on February 8, 2022. The aggregate closing consideration for the acquisitions was approximately (i) $27.7 million in cash, and (ii) $17.0 million in the form of an unsecured promissory note issued by Nuevo Holding, LLC to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5%. The Nuevo Purchasers may be required to make a potential “earn-out” payment of up to $4.5 million in cash to RGA and William N. Ford (as Representative) based on the EBITDA of the acquired business for calendar year 2021.

Definitive Agreement to Acquire the Colorado-Based Brow 2, LLC

On August 20, 2021, the Company entered into the Brow Purchase Agreement and the Company acquired substantially all of the operating assets of Brow 2 LLC on February 15, 2022. The aggregate consideration was $6.7 million, of which Double Brow paid $6.2 million at closing and held back $500,000 as collateral for potential claims for indemnification under the Purchase Agreement.

13.	Stockholders’ Equity

The Company is authorized to issue two classes of stock, preferred stock and Common Stock.

Preferred Stock

The number of shares of preferred stock authorized is 10,000,000, par value $0.001 per share. The preferred stock may be divided into such number or series as the Board may determine. The Board is authorized to determine and alter the rights, preferences, privileges and restrictions granted and imposed upon any wholly unissued series of preferred stock, and to fix the number and designation of shares of any series of preferred stock. The Board, within limits and restrictions stated in any resolution of the Board, originally fixing the number of shares constituting any series may increase or decrease, but not below the number of such series then outstanding, the shares of any subsequent series.

The Company had 82,594 shares of Preferred Stock issued and outstanding and 4,400 in escrow as of December 31, 2021 and 18,327 shares of Preferred Stock issued and outstanding and 1,389 in escrow as of December 31, 2020. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances. Accumulated preferred dividends were $7,346,153 and $0 as of December 31, 2021 and December 31, 2020, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock at a par value of $0.001. The Company had 45,484,314 shares of Common Stock issued, and 44,745,870 shares of Common Stock outstanding, 517,044 of treasury stock and 221,400 of stock in escrow as of December 31, 2021, and 42,601,773 shares of Common Stock issued, and 42,169,041 shares of Common Stock outstanding and 432,732 of treasury stock as of December 31, 2020.

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

For the year ended December 31, 2020, the Company issued 406,895 shares of Common Stock valued at $497,302 to employees, officers, and directors as compensation.

For the year ended December 31, 2021, the Company issued 323,530 shares of Common Stock valued at $637,233 to employees, and directors as compensation.

Common and Preferred Stock Issued as Payment for Acquisitions

On April 20, 2020, the Company issued 2,554,750 shares of Common Stock valued at $4,167,253 for the acquisition of Mesa Organics, Ltd.

On December 17, 2020, the Company issued 2,862 shares of Preferred Stock valued at $2,861,994 of which 430 shares of Preferred Stock valued at $387,000 were placed in escrow, and on December 18, 2020, the Company issued 6,404 shares of Preferred Stock valued at $6,403,987 of which 959 shares of Preferred Stock valued at $863,100 were placed in escrow, for the acquisition of Star Buds assets.

On February 3, 2021, the Company issued 2,319 shares of Preferred Stock valued at $2,318,998 of which 349 shares of Preferred Stock valued at $314,100 were placed in escrow and on March 3, 2021, the Company issued 17,921 shares of Preferred Stock valued at $17,920,982 of which 2,690 shares of Preferred Stock valued at $2,421,000 were placed in escrow for the acquisition of Star Buds assets.

On July 21, 2021, the Company issued 2,213,994 shares of Common Stock valued at $5,377,786 of which 221,400 shares valued at $537,779 were placed in escrow for the acquisition of Southern Colorado Growers.

On December 21, 2021, the Company issued 100,000 shares of Common Stock valued at $197,000 for the acquisition of Smoking Gun Apothecary.

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

During the year ended December 31, 2020, the Company issued 187,500 Common Stock purchase warrants to an accredited investor with an exercise price of $3.50 per share with an expiration date of three years from the date of issuance. The Company also issued 1,737,719 Common Stock purchase warrants as purchase consideration for the acquisition of Star Buds assets by SBUD LLC. These warrants have an exercise price of $1.20 per share and expiration date of five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $3.50 or $1.20, respectively, (ii) the contractual term of the warrant of three or five years, respectively, (iii) a risk-free interest rate ranging between 0.21% - 0.38% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 173.07% - 187.52%

For the year ended December 31, 2021, the Company issued warrants to purchase an aggregate of 3,793,530 shares of Common Stock as purchase consideration for the acquisition of certain Star Buds assets. These warrants have an exercise price of $1.20 per share and expiration dates five years from the date of issuance. In addition, the Company issued a warrant to purchase an aggregate of 1,500,000 shares of Common Stock to an accredited investor in connection with entering into a loan agreement. This warrant has an exercise price of $2.50 per share and expires five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.20 and $2.50, respectively, (ii) the contractual term of the warrant of five years, (iii) a risk-free interest rate ranging between 0.21% - 1.84% and (iv) an expected volatility of the price of the underlying common stock ranging between 157.60% - 194.56%.

The following table reflects the change in Common Stock purchase warrants for the year ended December 31, 2021:

Number of shares
Balance as of January 1, 2021	11,725,220
Warrants exercised	–
Warrants forfeited	–
Warrants issued	5,293,530
Balance as of December 31, 2021	17,018,750

Option Repricing

On December 15, 2020, the Board repriced certain outstanding stock options issued to the Company’s current employees. The repriced stock options had original exercise prices ranging from $1.52 per share to $3.83 per share. All of these stock options to current employees were repriced to have an exercise price of $1.26 per share, which was the closing price of the Common Stock on December 15, 2020. Each of the options has a new 10-year term from the repricing date.

Conversion of Preferred Stock to Common Stock

On December 20, 2021, a holder of Preferred Stock converted 272 shared of Preferred Stock into 245,017 of Common Stock.

14.	Tax Provision

As the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

The following table sets forth the components of income tax (benefit) expense for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Current:
Federal	$4,284,163	$–
State	112,001	–
Total current tax expense (benefit)	$4,396,164	$–

	December 31, 2021	December 31, 2020
Deferred:
Federal	$–	$(796,353)
State	–	(102,756)
Total deferred tax expense (benefit)	$–	$(899,109)

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Federal taxes at U.S. statutory rate	21.0%	21.0%
State income taxes	5.5%	2.3%
Expenses disallowed under IRC Section 280E	104.7%	-1.4%
Stock-based compensation	10.8%	-1.2%
Other permanent differences	0.5%	-0.8%
Change in valuation allowance	-96.5%	-14.0%
Change in state rate	-3.4%	-1.7%
Return to provision	7.8%	-2.7%
Deferred tax true-up	31.6%	2.9%
Effective tax rate	82.0%	4.4%

The following tables set forth the components of deferred income taxes as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Bad debt allowance	$94,620	$69,132
Accrued expenses	9,099	197,958
Share based compensation accruals	2,518,158	3,505,290
Net operating loss carryforwards	64,858	4,357,600
Capitalized transaction costs	662,861	222,360
Unrealized losses	–	248,354
Other carryforwards	84,325	13,357
Operating leases	861,683	240,278
Loyalty points	363,171	–
Gross deferred tax assets	4,658,775	8,854,329

Valuation allowance	(2,062,697)	(7,233,123)

Net deferred tax assets	2,596,078	1,621,206

Deferred tax liabilities:
Fixed assets	63,301	269,443
Goodwill and intangible assets	1,568,542	1,116,546
Operating leases	850,793	232,725
Unrealized gains	55,576	2,492
Cash-to-accrual	57,866	–
Net deferred tax liabilities	2,596,078	1,621,206

Total net deferred tax assets	$–	$–

As of December 31, 2021, the Company has gross Colorado net operating losses of approximately $1.9 million, which begins to expire in 2040. Federal and State tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by IRC Section 382. The Company does not expect any Section 382 annual limitation to impact future utilization of the $1.9 million of gross state net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than note that some portion or all of the deferred tax assets will not be realized. The Company’s valuation allowance represents the amount of tax benefits that are likely to not be realized. The net change in the valuation allowance from December 31, 2020 was $5,170,426.

As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits. The Company does not anticipate any significant unrecognized tax benefits to arise within the next twelve months. The Company did not recognize any significant interest expense or penalties on income tax assessments during 2021 or 2020 and there was no interest or penalties related to income tax assessments accrued as of December 31, 2021 or 2020.

The Company files income tax returns in the United States and Colorado. The federal statute of limitation remains open for the 2018 tax year to present. The Colorado statute of limitation remain open through the 2018 tax year through present.

15.	Segment Information

The Company has three identifiable segments as of December 31, 2021; (i) retail, (ii) wholesale and (iii) and other. The retail segment represents our dispensaries which sell merchandise directly to customers via retail locations and e-commerce portals. The wholesale segment represents our manufacturing, cultivation, and wholesale business which sells merchandise to customers via e-commerce portals, a retail location, and a manufacturing facility. The other segment derives its revenue from licensing and consulting agreements with cannabis related entities, in addition to fees from seminars and expense reimbursements included in other revenue on the Company’s financial statements.

The following information represents segment activity for the periods ended December 31, 2021 and December 31, 2020:

	For The Twelve Months Ended				For The Twelve Months Ended
	31-December-2021				31-December-2020
	Retail	Wholesale	Other	Total	Retail	Wholesale	Other	Total
Revenues	$73,723,654	$34,471,447	$225,138	$108,420,239	$3,858,613	$18,647,780	$1,494,459	$24,000,852
Cost of goods and services	(34,969,178)	(23,817,145)	(280,222)	(59,066,545)	(2,595,837)	(13,763,174)	(867,475)	(17,226,486)
Gross profit	38,754,476	10,654,302	(55,084)	49,353,694	1,262,776	4,884,606	626,983	6,774,365
Intangible assets amortization	6,876,325	575,384	585	7,452,294	–	180,106	538	180,644
Depreciation	163,217	323,862	637,492	1,124,571	740	75,571	219,636	295,947
Net income (loss)	22,568,259	8,906,535	(16,955,664)	14,519,130	156,180	3,045,577	(22,618,518)	(19,416,761)
Segment assets	129,715,949	48,218,292	107,096,552	285,030,793	43,577,869	18,113,712	8,991,020	70,682,601

Segment assets from Other mainly related to cash from the Investor Notes.

16.	Earnings per share (Basic and Dilutive)

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted Earnings Per Share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to Common Stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 7,460,750 vested stock options, 17,018,750 stock purchase warrants, and 86,994 shares of Preferred Stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the years ended December 31, 2021 and 2020.

	2021	2020
Numerator:
Net income (loss)	$14,519,130	$(19,416,761)
Less: Accumulated preferred stock dividends for the period	(7,346,153)	–
Net income (loss) attributable to common stockholders – Basic	$7,172,977	$(19,416,761)

Denominator:
Weighted-average shares of common stock	43,339,092	41,217,026

Basic earnings per share	$0.17	$(0.47)

Numerator:
Net income (loss) attributable to common stockholders – Basic	$7,172,977	$(19,416,761)
Add: Investor note accrued interest at 12/31/2021	789,028	–
Add: Investor note amortized debt discount at 12/31/2021	458,885	–
Less: Gain on derivative liability related to investor note	(14,013,661)	–
Net loss attributable to common stockholders – Dilutive	$(5,592,771)	$(19,416,761)

Denominator
Weighted-average shares of common stock	43,339,092	41,217,026
Dilutive effect of investor notes	51,748,797	–
Dilutive effect of warrants	2,581,250	–
Dilutive effect of options	3,699,819	–
Dilutive weighted-average shares of common stock	101,368,958	41,217,026

Dilutive earnings per share	$(0.06)	$(0.47)

Basic net loss per share attributable to common stockholders is computed by dividing reported net loss attributable to common stockholders by the weighted average number of common shares outstanding for the reported period. Note that for purposes of basic loss per share calculation, shares of Preferred Stock are excluded from the calculation as of December 31, 2021, as the inclusion of the common share equivalents would be anti-dilutive. As the Company incurred a loss from operations in 2020, shares of Common Stock issuable pursuant to the equity awards were excluded from the computation of diluted net loss per share in the accompanying consolidated statement of operations, as their effect is anti-dilutive.

17.	Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On January 26, 2022, the Company acquired the assets of Drift, and Black Box Licensing, LLC pursuant to an Asset Purchase Agreement entered into on June 25, 2021 with Double BrowDrift, Black Box Licensing, LLC and Brian Searchinger, the sole equity holder of Drift and an equityholder of Black Box Licensing, LLC, as amended on October 28, 2021. The acquired assets include (i) the assets used in or related to Drift’s business of distributing, marketing and selling recreational cannabis products and (ii) the leases for two dispensary retail stores located in Boulder, Colorado. The aggregate closing consideration for the acquisition was (i) $1,915,750 in cash, and (ii) 912,666 shares of Common Stock issued to Drift. The Company may be required to issue up to 154,000 additional shares of Common Stock as consideration, which the Company is holding back as collateral for indemnification claims pursuant to the Asset Purchase Agreement. Any portion of the held-back stock consideration not used to satisfy indemnification claims will be released as follows: (i) 50% of the held-back stock consideration will be released on June 30, 2022; and (ii) 50% of the held-back stock consideration will be released on December 31, 2022.

On February 9, 2022, the Company acquired MCG pursuant to the terms of the MCG Merger Agreement. Under the agreement, Emerald Fields Merger Sub, LLC merged with and into MCG, with Emerald Fields Merger Sub, LLC continuing as the surviving entity. The aggregate closing consideration for the merger was $29 million, consisting of: (i) $16,008,000 in cash; (ii) 6,547,239 shares of the Common Stock issued to the members of MCG at a price of $1.63 per share; and (iii) an aggregate of $2,320,000 was held back as collateral for potential claims for indemnification under the MCG Merger Agreement as follows: (y) $1,392,000 in cash and (z) 569,325 shares of Common Stock. The escrowed portion of the purchase price will be released 50% on February 9, 2023 (with such amount being paid from the escrowed cash first) and 50% on August 9, 2023. MCG operates two retail marijuana dispensaries located in Manitou Springs, Colorado and Glendale, Colorado.

On February 8, 2022, the Company acquired its New Mexico business under the terms of the Nuevo Purchase Agreement. The Nuevo Purchasers acquired substantially all of the operating assets of RGA and all of the equity of Elemental and assumed specified liabilities of RGA and Elemental. Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for certain facilities managed by RGA are held by two not-for-profit entities: Medzen and Greenleaf. At the closing, Nuevo Holding, LLC gained control over the NFPs by becoming the sole member of each of the NFPs and replacing the directors of the two NFPs with Justin Dye, the Company’s Chief Executive Officer and one of its directors, Nancy Huber, the Company’s Chief Financial Officer, and Dan Pabon, the Company’s General Counsel, Chief Government Affairs Officer and Corporate Secretary. The business acquired from RGA consists of serving as a branding, marketing and consulting company, licensing certain intellectual property related to the business of THC-based products to Elemental and the NFPs, providing consulting services to Elemental and the NFPs, and supporting Elemental and the NFPs to promote, support, and develop sales and distribution of products. Elemental is engaged in the business of creating and distributing cannabis-derived products to licensed cannabis producers. Elemental and the NFPs are in the business of cultivating, processing and dispensing marijuana in New Mexico, with 10 dispensaries, four cultivation facilities (three operating and one under development) and one manufacturing facility. The dispensaries are located in Albuquerque, Santa Fe, Roswell, Las Cruces, Grants and Las Vegas, New Mexico. The cultivation and manufacturing facilities are located in Albuquerque, New Mexico and consists of approximately 70,000 square feet of cultivation and 6,000 square feet of manufacturing. On the same date, Nuevo Holding, LLC entered into two separate Call Option Agreements containing substantially identical terms with each of the NFPs. Each Call Option Agreement gives Nuevo Holding, LLC the right to acquire 100% of the equity or 100% of the assets of the applicable NFP for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits a NFP to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. The aggregate closing consideration for the acquisitions was approximately (i) $27.7 million in cash, and (ii) $17.0 million in the form of an unsecured promissory note issued by Nuevo Holding, LLC to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5%. The Nuevo Purchasers may be required to make a potential “earn-out” payment of up to $4.5 million in cash to RGA and William N. Ford (as Representative) based on the EBITDA of the acquired business for calendar year 2021.

On February 15, 2022, Double Brow, a wholly-owned subsidiary of the Company, acquired substantially all of the operating assets of Brow 2, LLC related to its indoor cannabis cultivation operations located in Denver, Colorado (other than assets expressly excluded) under the terms of the Brow Purchase Agreement. The acquired assets included a 37,000 square foot building, the associated lease and equipment designed for indoor cultivation. After purchase price adjustments for pre-closing inventory, the aggregate consideration was $6.7 million, of which Double Brow paid $6.2 million at closing and held back $500,000 as collateral for potential claims for indemnification under the Purchase Agreement. Any of the purchase price held back and not used to satisfy indemnification claims will be released on February 15, 2023 plus 3% simple interest.

On March 11, 2022, the Company entered into the Urban Dispensary Purchase Agreement with Double Brow, Urban Dispensary, Productive Investments, and the Urban Equityholders, pursuant to which the Purchaser will purchase (i) all of Urban Dispensary’s assets used or held for use in Urban Dispensary’s business of owning and operating a retail marijuana store and a grow facility, each located in Denver, Colorado, and (ii) all of Urban Equityholders’ personal goodwill arising from the Urban Equityholders’ independent, separate, individual and personal efforts relating to Urban Dispensary’s business on the terms and subject to the conditions set forth in the Urban Dispensary Purchase Agreement, and assume obligations under contracts acquired as part of the Urban Dispensary Purchase. The aggregate consideration for the Urban Dispensary Purchase will be up to $1,317,500 million in cash and shares of Common Stock in an amount equal to $1,900,000 divided by the price per share of the Common Stock as of market close on the first trading day immediately before the closing. The Company deposited $30,000 of the cash portion of the purchase price as an earnest money deposit with Urban Dispensary. At the closing, (i) the Company will use the cash portion of the purchase price to pay off certain indebtedness and transaction expenses of Urban Dispensary and then pay the balance to Urban Dispensary, and (ii) the Company will issue the stock portion of the purchase price directly to the Urban Equityholders. The stock consideration is subject to post-closing reduction if any of the actual marijuana product inventory, marijuana plant inventory or cash at closing is less than certain targets stated in the Purchase Agreement. The Company will hold back $288,000 of the stock consideration at closing as collateral for potential claims for indemnification from Urban Dispensary under the Urban Dispensary Purchase Agreement. Any portion of the held back cash consideration not used to satisfy indemnification claims will be released to Urban Dispensary on the 18-month anniversary of the closing date of the Urban Dispensary Purchase.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.

Inherent Limitations – Management, including our Chief Financial Officer and Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (COSO).

Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included herewith:

Exhibit No.	Description

2.1	Merger Agreement dated November 23, 2019, by and among Medicine Man Technologies, Inc., PBS Merger Sub, LLC, Mesa Organics Ltd., James Parco, and Pamela Parco (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed November 29, 2019 (Commission File No. 001-55450))
2.2	First Amendment dated April 16, 2020 to Merger Agreement dated November 23, 2019, by and among Medicine Man Technologies, Inc., PBS Merger Sub, LLC, Mesa Organics Ltd., James Parco, and Pamela Parco (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed April 24, 2020 (Commission File No. 001-55450))
2.3	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Colorado Health Consultants, LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.4	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Citi-Med LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.5	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Lucky Ticket LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.6	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Kew LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.7	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB Aurora LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.8	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB Arapahoe LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.9	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB 44th LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.10	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Pueblo LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.8 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.11	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Louisville LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.9 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.12	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Niwot LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.10 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.13	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Alameda LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.11 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.14	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Longmont LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.12 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.15	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Commerce City LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.13 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.16	Omnibus Amendment No. 1 dated September 15, 2020 to Asset Purchase Agreements dated June 5, 2020 (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed September 21, 2020 (Commission File No. 001-355450))

Exhibit No.	Description

2.17	Omnibus Amendment No. 2 to Asset Purchase Agreement, dated as of December 17, 2020, by and among SBUD LLC, Medicine Man Technologies, Inc., and each signatory thereto designated as a seller (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 001-55450))
2.18+	Asset Purchase Agreement, dated May 27, 2021, by and among SCG Holding, LLC, Medicine Man Technologies, Inc., SCG Services, LLC, and John Sakun and Vladimir Sakun (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed June 2, 2021 (Commission File No. 000-55450))
2.19+	Agreement of Purchase and Sale, dated May 27, 2021, by and between SCG Holding, LLC and BWR L.L.C. (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed June 2, 2021 (Commission File No. 000-55450))
2.20+	Asset Purchase Agreement, dated June 25, 2021, by and among Double Brow, LLC, Medicine Man Technologies, Inc., BG3 Investments, LLC, Black Box Licensing, LLC, and Brian Searchinger (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed July 1, 2021 (Commission File No. 000-55450))
2.21	Amendment No. 1 to Asset Purchase Agreement, dated October 28, 2021, by and among Double Brow, LLC, Medicine Man Technologies, Inc., BG3 Investments, LLC, Black Box Licensing, LLC, and Brian Searchinger (Incorporated by reference to Exhibit 99.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed January 31, 2022 (Commission File No. 000-55450))
2.22+	Asset Purchase Agreement, dated August 20, 2021, by and among Double Brow, LLC, Brow 2, LLC and Brian Welsh (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed August 26, 2021 (Commission File No. 000-55450))
2.23	Agreement and Plan of Merger, dated November 15, 2021, by and among Medicine Man Technologies, Inc., Emerald Fields Merger Sub, LLC, MCG, LLC, the Members of MCG, LLC, and Donald Douglas Burkhalter and James Gulbrandsen as Member Representatives. (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed November 16, 2021 (Commission File No. 000-55450))
2.24	Amendment No. 1 to Agreement and Plan of Merger, dated February 9, 2022, by and among Medicine Man Technologies, Inc., Emerald Fields Merger Sub, LLC, MCG, LLC, the Members of MCG, LLC, and Donald Douglas Burkhalter and James Gulbrandsen as Member Representatives (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))
2.25	Contract to Buy and Sell Real Estate (Commercial), dated January 26, 2022, by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))
2.26	Rider to Contract to Buy and Sell Real Estate by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))
2.27	Amendment to Rider to Contract to Buy and Sell Real Estate by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.5 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))
2.28	Second Amendment to Rider to Contract to Buy and Sell Real Estate by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.6 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))
2.29**	Asset Purchase Agreement, dated November 13, 2021, by and among Double Brow, LLC, Smoking Gun, LLC, Smoking Gun Land Company, LLC, and the Members defined therein
2.30	Purchase Agreement, dated November 29, 2021, by and among Medicine Man Technologies, Inc., Nuevo Holding, LLC, Nuevo Elemental Holding, LLC, Reynold Greenleaf & Associates, LLC, William N. Ford, Elemental Kitchen and Labs, LLC and the Equityholders Named Therein (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 3, 2021 (Commission File No. 000-55450))
2.31 +	Modification Agreement, dated February 8, 2022, by and among Medicine Man Technologies, Inc., Nuevo Holding, LLC, Nuevo Elemental Holding, LLC and William N. Ford in his capacity as Representative under the Purchase Agreement, dated November 29, 2021 (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 000-55450))
2.32	Call Option Agreement, dated February 8, 2022, by and between Nuevo Holding, LLC and R. Greenleaf Organics, Inc. (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 000-55450))

Exhibit No.	Description
3.1	Articles of Incorporation of Medicine Man Technologies filed with the Secretary of State of Nevada on March 20, 2014 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-1 filed April 14, 2015 (Commission File No. 333-203424))
3.2	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 25, 2014 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-1 filed April 14, 2015 (Commission File No. 333-203424))
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 13, 2019 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2019 (Commission File No. 001-55450))
3.4	Certificate of Designation of Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of Nevada on December 16, 2020 (Incorporated by reference to Exhibit 3.4 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
3.5	Certificate of Amendment to Designation of Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of Nevada on March 1, 2021 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 001-55450))
3.6	Complete Articles of Incorporation together with all Certificates of Amendment and the Certificate of Designation of Series A Cumulative Convertible Preferred Stock, as amended (Incorporated by reference to Exhibit 3.6 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
3.7	Certificate of Amendment to Designation, dated March 1, 2021 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
3.8	Amended and Restated Bylaws of Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 11, 2019 (Commission File No. 001-55450))
4.1**	Description of Capital Stock of Medicine Man Technologies, Inc.
4.2*	Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-8 filed June 12, 2017 (Commission File No. 333-218662))

Exhibit No.	Description

4.3*	Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2019 (Commission File No. 001-55450))
4.4*	Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2020 (Commission File No. 001-55450))
4.5	Form of Warrant to Purchase Common Stock of Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 4.5 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
4.6	Warrant to Purchase Common Stock of Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 4.6 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
4.7	Convertible Note and Security Agreement, dated December 16, 2020, issued to Dye Capital & Company, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 001-55450))
4.8**	Form of Warrant to Purchase Common Stock of Medicine Man Technologies, Inc. issued to Star Buds Sellers and Members
4.9	Warrant to Purchase Common Stock, dated February 26, 2021, issued by Medicine Man Technologies, Inc. to SHWZ Altmore, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
4.10	Indenture, dated December 7, 2021, among Medicine Man Technologies, Inc., the Subsidiary Guarantors, Chicago Atlantic Admin, LLC, in its capacity as collateral agent, and Ankura Trust Company, LLC, as Trustee (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))
4.11	Form of 13% Senior Secured Convertible Note Due December 7, 2026 issued by Medicine Man Technologies, Inc. to each Investor thereto (Incorporated by reference to Exhibit 4.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))
4.12 ++	Security Agreement, dated December 7, 2021, entered into by Medicine Man Technologies, Inc. and the Subsidiary Guarantors party thereto, in favor of Chicago Atlantic Admin, LLC, in its capacity as the collateral agent (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))
4.13 ++	Intercreditor Agreement, dated December 7, 2021, entered into among Medicine Man Technologies, Inc., the Subsidiary Guarantors, Chicago Atlantic Admin, LLC, as collateral agent for the Convertible Notes Secured Parties, GGG Partners LLC, as collateral agent for the Credit Agreement Secured Parties, Naser Joudeh, as collateral agent for the StarBuds Seller Secured Parties, Colorado Health Consultants LLC, StarBuds Aurora LLC, SB Arapahoe LLC, StarBuds Commerce City LLC, StarBuds Pueblo LLC, StarBuds Alameda LLC, Citi-Med LLC, StarBuds Louisville, LLC, Kew LLC, Lucky Ticket LLC, StarBuds Niwot LLC, LM MJC LLC, and Mountain View 44th LLC (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))
4.14	Note Guarantee, dated December 7, 2021, entered into by each Subsidiary Guarantor (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))
4.15	Security Agreement, dated December 17, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Alameda LLC, as secured party (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.16	Security Agreement, dated December 17, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Pueblo LLC, as secured party (Incorporated by reference to Exhibit 4.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.17	Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and LM MJC LLC, as secured party (Incorporated by reference to Exhibit 4.3 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.18	Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Lucky Ticket LLC, as secured party (Incorporated by reference to Exhibit 4.4 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.19	Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Commerce City, as secured party (Incorporated by reference to Exhibit 4.5 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.20	Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Niwot LLC, as secured party (Incorporated by reference to Exhibit 4.6 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.21	Security Agreement, dated February 4, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Colorado Health Consultants, LLC, as secured party (Incorporated by reference to Exhibit 4.7 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.22	Security Agreement, dated February 4, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Mountain View 44th LLC, as secured party (Incorporated by reference to Exhibit 4.8 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

Exhibit No.	Description

4.23	Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Citi-Med LLC, as secured party (Incorporated by reference to Exhibit 4.9 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.24	Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and KEW LLC, as secured party (Incorporated by reference to Exhibit 4.10 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.25	Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and SB Arapahoe LLC, as secured party (Incorporated by reference to Exhibit 4.11 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.26	Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Aurora LLC, as secured party (Incorporated by reference to Exhibit 4.12 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.27	Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Louisville LLC, as secured party (Incorporated by reference to Exhibit 4.13 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.28	Loan Agreement, dated February 26, 2021, among Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as borrowers, SHWZ Altmore, LLC, as lender, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
4.29	Promissory Note, dated February 26, 2021, issued by Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as borrowers, to SHWZ Altmore, LLC, as lender (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
4.30	Security Agreement, dated February 26, 2021, between Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as grantors, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.6 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
4.31	Parent Guaranty, dated February 26, 2021, between Medicine Man Technologies, Inc, as guarantor, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.7 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
4.32	First Amendment to Loan Agreement, dated July 28 2021, by and among Mesa Organics Ltd., SHWZ Altmore, LLC and GGG Partners, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed August 3, 2021 (Commission File No. 000-55450))
4.33 **	Promissory Note, dated February 8, 2022, issued by Nuevo Holding, LLC to Reynold Greenleaf & Associated, LLC
10.1	Technology License Agreement effective as of May 1, 2014 between Medicine Man Production Corporation and Medicine Man Technologies Inc. (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-1 filed April 14, 2015 (Commission File No. 333-203424))
10.2	Form of Medicine Man Technologies License Agreement by and between Medicine Man Technologies, Inc. and the Licensees identified therein (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.’s Amendment to Registration Statement on Form S-1/A filed September 11. 2015 (Commission File No. 333-203424))
10.3	Share Exchange Agreement as of February 27, 2017 among Medicine Man Technologies, Inc., Success Nutrients, Inc. and the shareholders of Success Nutrients, Inc. (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 17, 2017 (Commission File No. 000-55450))
10.4	Agreement and Plan of Merger as of February 27, 2017 among Medicine Man Technologies, Inc., Medicine Man Consulting, Inc. and Pono Publications Ltd. (Agreement between the Company and Pono Publications, Inc. (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 17, 2017 (Commission File No. 000-55450))
10.5	Office Building Lease as of January 31, 2017 by and between Havana Gold LLC and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.6 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 17, 2017 (Commission File No. 000-55450))
10.6	Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 6, 2019 (Commission File No. 001-55450))
10.7	Amendment to Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’ s Current Report on Form 8-K filed July 17, 2019 (Commission File No. 001-55450))
10.8	Amendment to Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’ s Current Report on Form 8-K filed May 22, 2020 (Commission File No. 001-55450))

Exhibit No.	Description

10.12*	Employment Agreement dated December 5, 2019 by and between Justin Dye and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.10 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.13*	Employment Agreement dated December 5, 2019 by and between Nancy Huber and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.11 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.14*	Amendment to Employment Agreement dated February 6, 2020 by and between Nancy Huber and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.12 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.15*	Employment Agreement as of December 5, 2020 by and between Bob DeGabrielle and Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 10.13 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.16*	Employment Agreement dated August 12, 2019 by and between Daniel R. Pabon and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.14 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.17*	Employment Agreement dated March 1, 2020 by and between Nirup Krishnamurthy and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed September 15, 2020 (Commission File No. 001-55450))
10.19	Securities Purchase Agreement, dated November 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Quarterly Report on Form 10-Q filed November 16, 2020 (Commission File No. 000-55450))
10.20	Amendment to Securities Purchase Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))
10.21	Second Amendment to Securities Purchase Agreement, dated February 3, 2021, between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 9, 2021 (Commission File No. 000-55450))
10.22	Third Amendment to Securities Purchase Agreement, dated March 30, 2021, between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.25 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
10.23	Letter Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC(Incorporated by reference to Exhibit 10.21 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
10.24	Note Purchase Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital & Company, LLC (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))
10.25	Consent, Waiver and Amendment, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))
10.26 *	Paul Dickman Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.24 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
10.27	Securities Purchase Agreement, dated February 26, 2021, between Medicine Man Technologies, Inc. and CRW Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
10.28	Letter Agreement, dated February 26, 2021, between Medicine Man Technologies, Inc. and CRW Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.' Quarterly Report on Form 10-Q filed May 13, 2021 (Commission File No. 000-55450))
10.29	Severance Agreement and Release between Leonardo Riera and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.' Quarterly Report on Form 10-Q filed May 13, 2021 (Commission File No. 000-55450))
10.30 *,**	First Amendment to Justin Dye Employment Agreement, dated June 14, 2021
10.31 *	Second Amendment to Nancy Huber Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))
10.32 *	First Amendment to Nirup Krishnamurthy Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))
10.33 *	First Amendment to Dan Pabon Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))
10.34++	Securities Purchase Agreement, dated December 3, 2021, among Medicine Man Technologies, Inc., the Subsidiary Guarantors and the Investors (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))
10.35 *,**	Description of unwritten cash bonus plan adopted June 14, 2021

Exhibit No.	Description

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 14, 2016 (Commission File No. 000-55450))
21.1**	List of Subsidiaries
23.1**	Consent of BF Borgers CPA PC
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Date File (formatted in iXBRL in Exhibit 101)

____________________

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
#	Furnished herewith.
+	Certain exhibits and schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the SEC upon request.
++	Certain information has been redacted pursuant to Instruction 5 to Item 1.01 of Form 8-K and Item 601(a)(6) of Regulation S-K. The Company hereby undertakes to supplementally furnish any redacted information to the SEC upon request.

The agreements and other documents filed or furnished as exhibits to this Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: March 31, 2022	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Nancy Huber Nancy Huber
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Dye	Chief Executive Officer and Director	March 31, 2022
Justin Dye	(Principal Executive Officer and Director)

/s/ Nancy Huber	Chief Financial Officer	March 31, 2022
Nancy Huber	(Principal Financial and Accounting Officer)

/s/ Dan Pabon	General Counsel and Chief Government Affairs Officer	March 31, 2022
Dan Pabon

/s/ Nirup Krishnamurthy	Chief Operating Officer and Director	March 31, 2022
Nirup Krishnamurthy

/s/ Jonathan Berger	Director	March 31, 2022
Jonathan Berger

/s/ Jeffrey A. Cozad	Director	March 31, 2022
Jeffrey A. Cozad

/s/ Jeff Garwood	Director	March 31, 2022
Jeff Garwood

/s/ Paul Montalbano	Director	March 31, 2022
Paul Montalbano

/s/ Pratap Mukharji	Director	March 31, 2022
Pratap Mukharji

/s/ Brian Ruden	Director	March 31, 2022
Brian Ruden

/s/ Salim Wahdan	Director	March 31, 2022
Salim Wahdan

