Form 10-K/A
period 2021-12-31
Medicine Man Technologies, Inc.
filed 2022-05-02
CIK 1622879

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

The aggregate market value of the voting and non-voting common equity (common stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2021 was approximately $102.8 million based upon the closing price of the common stock on the OTC Markets, Inc. on that date.

The number of shares outstanding of the Registrant’s $0.001 par value Common Stock as of the close of business on March 25, 2022 was 45,629,812.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Medicine Man Technologies, Inc. (the “Company,” “Medicine Man,” “we,” “us” or “our”) for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At that time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2022 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required. The reference on the cover of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

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

i

Medicine Man Technologies, Inc.

Annual Report on Form 10-K/A

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the Company’s Directors and Executive Officers, together with an overview of their professional experience and expertise.

Name	Age	Position(s) Held
Justin Dye (2)(3)	49	Chief Executive Officer and Executive Chairman (director since 2019)
Nancy Huber	64	Chief Financial Officer
Nirup Krishnamurthy	59	Chief Operating Officer and Director (director since 2021)
Daniel Pabon	44	General Counsel, Chief Government Affairs Officer and Corporate Secretary
Jonathan Berger	62	Director (director since 2021)
Jeffrey A. Cozad (1)(2)(3)	57	Director (director since 2021)
Jeff Garwood (1) (3)	60	Director (director since 2020)
Pratap Mukharji (1)(2)	61	Director (director since 2021)
Paul Montalbano	55	Director (director since 2022)
Brian Ruden (3)	46	Director (director since 2019)
Salim Wahdan (1)	41	Director (director since 2021)

_________________________

(1)	Currently a member of the Audit Committee.
(2)	Currently a member of the Nominating and Corporate Governance Committee.
(3)	Currently a member of the Compensation Committee.

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

Nirup Krishnamurthy was named Chief Operating Officer of the Company in September 2020 and a director in December 2021. He had previously served as the Company’s Chief Information and Integration Officer since June 2019; Mr. Krishnamurthy provided such service as a consultant until March 1, 2020, at which time he began formal employment with the Company. Mr. Krishnamurthy has over 25 years of experience in innovation, technology, restructuring, and M&A for Fortune 500 companies. Since May 2018, Mr. Krishnamurthy has been a partner with Dye Capital, a private equity firm investing in growth companies in disruptive industries. In addition to his work with Dye Capital, Mr. Krishnamurthy has acted as managing director of EBIT+ LLC (“EBIT+”), a management consulting firm he founded in January 2016; EBIT+ works with executive management to improve revenues and margins while reducing operating costs. From September 2011 through December 2015, Mr. Krishnamurthy was EVP and Chief Strategy Officer & Chief Information Officer with The Great Atlantic and Pacific Tea Company (“A&P”), a grocery store chain, where he was responsible for the information services, digital commerce, supply chain & logistics, strategic sourcing and retail space planning functions for A&P. Mr. Krishnamurthy has also held senior management positions with companies including Northern Trust Corporation and United Airlines, Inc. He obtained a Ph.D. in Industrial Engineering Operations Research and a M.S. in Industrial Engineering Operations/Production Management from the State University of New York, and a B.S. in Mechanical Engineering from Anna University in Chennai, India. Mr. Krishnamurthy’s experiences advising, managing and overseeing multiple companies qualifies him to serve on our Board.

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

Jonathan Berger has served as a director since December 2021. Mr. Berger is the retired CEO of Great Lakes Dredge & Dock, Inc. (GLDD Nasdaq). In addition to having been a director of GLDD he was also a director of Boise Paper, Inc. a New York Stock Exchange listed company where he previously served as both chair of the audit and compensation committees. He is currently a director of Alloy, a privately held specialty environmental contractor and Partner with Genesis Business Humanity, a boutique advisory firm helping bring Israeli tech companies to the US. Additionally, Mr. Berger was a partner in KPMG, the international accounting and consulting firm where he ran their corporate finance practice unit on a national level. He previously held a CPA license and securities licenses 7, 24, 63. He received a BS in Human Development from Cornell University and an MBA from Emory University. We believe his education, training and past professional experiences in advising, managing and overseeing public companies qualifies him to serve on the Board.

Jeffrey A Cozad has served as a director since March 2021. From 2017 to 2019, Mr. Cozad was a Managing Partner at Stonerise Capital Partners in San Francisco, CA, a firm he co-founded in 2007. Beginning in January 2020, Mr. Cozad became Managing Partner Emeritus at Stonerise Capital Partners. Mr. Cozad is the co-founder of CRW Cann Holdings, LLC (“CRW”)– a special purpose vehicle created to support Schwazze’s vision of becoming the one of the biggest vertically integrated player in the Colorado cannabis market. He is also the Managing Partner of his family office, Cozad Investments, LP, which has completed more than 20 investments across a disparate set of industries over the past 13 years. Mr. Cozad holds an MBA from The University of Chicago Booth School of Business and received a BA in Economics and Management from DePauw University, where he serves on the Board of Trustees and is Chairman of the University Endowment Fund Investment Committee. We believe his significant experience with investments across a variety of industries qualifies him to serve on the Board.

Jeffrey Garwood has served as a director since September 2020. Mr. Garwood is the founder and since 2010 has been the managing member of Liberation Capital, LLC, a private equity fund that is focused on providing modular, repeatable waste to value project finance. He is also the co-owner of, and since 2010 has actively managed, Zysense LLC, an entity providing high precision measurement instruments for research. Prior to founding Liberation Capital, Mr. Garwood, held a variety of leadership positions with General Electric Company (“GE”), including President and CEO of GE Water and Process Technologies, President and CEO of GE Fanuc, and President of Garrett Aviation. Prior to joining Garret Aviation, Mr. Garwood worked for numerous years at the strategic consulting firm McKinsey and Company. Garwood received a B.S. of Chemical Engineering from North Carolina State University and an M.B.A. from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill. Mr. Garwood is a recognized visionary business leader bringing 30 years of extensive experience across finance and operations, and we believe his significant experience and qualifications across multiple industries qualify him to serve on the Board.

Paul Montalbano has served as a director since February 2022. Dr. Montalbano is a private practicing neurosurgeon in Boise, Idaho. He is still actively practicing medicine specializing in complex spinal reconstruction. Dr. Montalbano is a partner in the company Neuroscience Associates under which he practices medicine. He became a partner there in 2000. Before joining Neuroscience Associates, Dr. Montalbano was finishing his residency at the University of South Florida located in Tampa, Florida. His residency lasted from 1994 to 2000. Dr. Montalbano received a Bachelor of Science from Loyola University of Chicago and his M.D. from Northwestern University. Since 2012, Dr. Montalbano has served on the board of Treasure Valley Hospital in Boise, ID. Dr. Montalbano serves on the medical executive, governing and financial board of Treasure Valley. He is also the director of neurosurgery of Treasure Valley where he also serves on the Neurosurgery Center of Excellence committee. We believe that his significant experience with private healthcare companies qualifies him to serve on the Board.

Pratap Mukharji has served as a director since February 2022 and previously served as a director from January 2021 to December 2021. He was a senior partner and director at Bain & Company from 2015 to 2020 where he led its Supply Chain and Service Operations practice. He retired in May 2020. Since retirement, he has been an Executive in Residence at the Fuqua School of Business at Duke University. With a concentration in Industrials and Retail, Mr. Mukharji has led strategy; M&A; transformation and turnaround; operations improvement; due diligence, omnichannel; and e-commerce efforts across multiple industries. Prior to Bain & Company, he was at Kearney and Booz-Allen & Hamilton. Mr. Mukharji received a BA in Economics from Haverford College at which he was Phi Beta Kappa, and a MBA from the Fuqua School of Business at Duke University at which he was a Fuqua Scholar. During his career, Mr. Mukharji examined small and large capitalized companies and advised them on growth opportunities. We believe his significant experience through consulting work analyzing company financial statements and performing due diligence qualify him to serve on the Board.

Brian Ruden has served as director since December 2019. He was the owner of several Colorado Retail Marijuana Store Licenses around the state of Colorado doing business as Star Buds. Since 2010, he has owned and operated marijuana licenses in Colorado, Washington DC, and Hawaii. In 2014, Mr. Ruden founded Starbuds Consulting, a consulting company which provides strategic advice to start-up marijuana operations. Before entering the marijuana industry, Mr. Ruden was a tax attorney in Colorado. In 2005, Mr. Ruden received his law degree from the University of Denver, Sturm College of Law. He received his Bachelor of Science from the University of Massachusetts. Mr. Ruden’s extensive business experience in the marijuana industry qualifies him to serve on the Board.

Salim Wahdan has served as a director since March 2021. Mr. Wahdan has close to two decades of entrepreneurial experience owning and operating retail businesses. During the last five years, he was a partner and operator of Star Buds in Adams, Louisville, and Westminster, several of the Star Buds’ branded dispensaries the Company purchased between December 2020 and March 2021. He ran the back office of the operation and was charged with accounting, inventory, and strategic growth. Mr. Wahdan was instrumental in the early growth of the Star Buds franchise. Before his time in the cannabis industry, he owned and operated various retail concepts in Colorado. We believe his significant experience within the cannabis industry owning and operating retail concepts qualifies him to serve on the Board.

Board Designation Rights

The Company has granted rights to designated directors as follows:

•	Under the Securities Purchase Agreement, dated June 5, 2019, between the Company and Dye Capital Cann Holdings, LLC (“Dye Cann I”), as amended by the Amendment to Securities Purchase Agreement, dated July 15, 2019, the Amendment to Security Purchase Agreement, dated May 20, 2020, and the Consent, Waiver and Amendment, dated December 16, 2020 (as amended, the “Dye Cann I SPA”), until the later of (i) two years from the last closing under the Dye Cann I SPA, or (ii) the date Dye Cann I no longer owns, in the aggregate, at least $10,000,000 of common stock, as measured by a trailing 30 day volume weighted average price of the common stock, or continues to hold at least 8,333,333 shares of common stock, the Company is required to take all actions to ensure that two individuals designated by Dye Cann I shall be appointed to the Board. Currently, Justin Dye and Jeffrey Garwood serve as Dye Cann I’s designees on the Board.

•	Under the letter agreement, dated December 16, 2020, between the Company and Dye Capital Cann Holdings II, LLC (“Dye Cann II”), for as long as Dye Cann II owns, in the aggregate, at least $10,000,000 of the Company’s Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), as measured by a trailing 30 day volume weighted average price of the common stock, on an as-converted basis, or continues to hold at least 10,000 shares of the Series A Preferred Stock, the Company is required to take all actions to ensure that either one individual if the Board consists of five or fewer members or two individuals if the Board consists of more than five members designated by Dye Cann II shall be appointed to the Board. For so long as Dye Cann II is entitled to designate director, each committee of the Board shall include at least one of the directors designated by Dye Cann II as a member or, if Dye Cann II so elects, as an observer. Currently, Nirup Krishnamurthy and Paul Montalbano serve as Dye Cann II’s designees on the Board.

•	Under the letter agreement, dated February 26, 2021, between the Company and CRW, for as long as CRW owns, in the aggregate, at least $15,000,000 of Series A Preferred Stock (calculated on an as-converted basis based on the volume weighted average price of the Company’s common stock over a 30-day period) or continues to hold at least 15,000 shares of Series A Preferred Stock, the Company is required to take all actions to ensure that one individual designated by CRW will be appointed to the Board. For as long as CRW has the right to designate a director, each committee of the Board shall include the CRW designee as a member or, if CRW so elects, as an observer. Currently, Jeffrey A. Cozad serves as CRW’s designee on the Board.

•	Under the Omnibus Amendment No. 2 to Asset Purchase Agreements, dated December 17, 2020, among the Corporation and the sellers party thereto (the “Star Buds Agreement”), for as long as the Sellers (as defined in the Star Buds Agreement) and the Members (as defined in the Star Buds Agreement) meet a specified ownership threshold, the Company shall recommend to its Board that Brian Ruden and Naser Joudeh jointly be permitted to designate three directors for appointment to the Board if the Board consists of seven or more members. Currently, Pratap Mukharji, Brian Ruden and Salim Wahdan serve as Messrs. Ruden and Joudeh’s designees on the Board.

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

Name	Class	Term	Designating Party
Jonathan Berger	A	Expires 2022 annual meeting	At large
Jeffrey A. Cozad	A	Expires 2022 annual meeting	CRW
Jeffrey Garwood	A	Expires 2022 annual meeting	Cann I
Paul Montalbano	A	Expires 2022annual meeting	Cann II
Salim Wahdan	A	Expires 2022 annual meeting	Brian Ruden and Naser Joudeh
Justin Dye, Chairman	B	Expires 2023 annual meeting	Cann I
Nirup Krishnamurthy	B	Expires 2023 annual meeting	Cann II
Pratap Mukharji	B	Expires 2023 annual meeting	Brian Ruden and Naser Joudeh
Brian Ruden	B	Expires 2023 annual meeting	Brian Ruden and Naser Joudeh

Family Relationships

There are no family relationships among the officers and directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer. Our Code of Business Conduct and Ethics is available at the investor relations section of our website at www.schwazze.com. We will provide a copy of our Code of Business Conduct and Ethics to any person without charge upon request to: Medicine Man Technologies, Inc., 4880 Havana Street, Suite 201, Denver Colorado, 80239 Attention: Corporate Secretary.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to our Chief Executive Officer and Chief Financial Officer by posting such information at the investor relations site on our website at www.schwazze.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the reports filed during 2021 and or written representations from the reporting persons, we believe that, during our fiscal year ended December 31, 2021, there were untimely filings of a Form 3, 4 and/or 5 by the Company’s Section 16(a) filers as follows:

•	Jonathan Berger filed one late Form 3 on December 30, 2021 relating to his appointment as a director on December 13, 2021.
•	Jeffery Cozad filed one late Form 4 on April 30, 2021 reporting one transaction related to a grant of shares of Company common stock as compensation for Board service on March 25, 2021, and one late Form 4 on March 9, 2021 reporting one transaction related to the acquisition of shares of Series A Preferred Stock on March 3, 2021.
•	Pratap Mukharji filed one late Form 3 on April 30, 2021 relating to his appointment as a director on January 27, 2021, and one late Form 4 on April 30, 2021 reporting one transaction related to a grant of shares of Company common stock as compensation for Board service on March 25, 2021.
•	Brian Ruden filed one late Form 4 on April 30, 2021 reporting nine transactions (four of which occurred during 2021) related to the receipt of shares of Series A Preferred Stock and warrants to purchase shares of Company common stock in connection with the Star Buds acquisitions on February 3, 2021 and March 2, 2021.
•	Salim Wahdan filed one late Form 3 on April 30, 2021 relating to his appointment as a director on March 14, 2021, and one late Form 4 on April 30, 2021 reporting one transaction related to a grant of shares of Company common stock as compensation for Board service on March 25, 2021.
•	Dye Cann II (filed as “Dye Capital Cann Holdings, II”) filed one late Form 4 on June 8, 2021 reporting seven transactions related to the acquisition of shares of Series A Preferred Stock on December 16, 2020, December 18, 2020, December 22, 2020, February 3, 2021, February 25, 2021, March 2, 2021 and March 30, 2021, and, to the Company’s knowledge, has failed to file a Form 3.
•	Dye Capital (filed as “Dye Capital & Co LLC) filed one late Form 4 on May 4, 2021 reporting three transactions related to the acquisition of a convertible note from the Company and the subsequent conversion of that convertible note into share of Series A Preferred Stock, and, to the Company’s knowledge, has failed to file a Form 3.
•	CRW Capital, LLC, CRW Capital Cann Holdings, LLC and Marc Rubin filed one late joint Form 4 on March 9, 2021 reporting one transaction related to the acquisition of shares of Series A Preferred Stock on March 3, 2021.
•	Ahmad Naser Joudeh filed one late Form 3 on June 21, 2021 relating to his 10% beneficial ownership in the Company, and one late Form 4 on June 24, 2021 reporting three transactions related to the receipt of shares of Series A Preferred Stock and warrants to purchase shares of Company common stock in connection with the Star Buds acquisitions on March 2, 2021.

CORPORATE GOVERNANCE

Committees of the Board

The Board has established various committees to assist it with the performance of its responsibilities. These committees and their members are listed below. Generally, the Board designates the members of these committees and the committee chairs annually, usually, at its organizational meeting following the annual meeting of stockholders, based on the recommendation of the Board’s Nominating and Corporate Governance Committee. The Board has adopted written charters for each of these committees which can be found at the investor relations section of the Company’s website at www.schwazze.com. Copies are also available in print to any stockholder upon written request to Medicine Man Technologies, Inc., 4880 Havana Street, Suite 201, Denver, Colorado 80239, Attention: Corporate Secretary. The chair of each committee develops the agenda for that committee and determines the frequency and length of committee meetings.

In light of recent additions to the Board and the Company’s recent growth, the Board is in the process of reconstituting the committees’ membership.

Audit Committee

Our Board has established an Audit Committee, which currently is composed of Mr. Cozad, Mr. Garwood, and Mr. Wahdan. Mr. Mukharji was the Chairman and audit committee financial expert of the Audit Committee before his resignation from the Board in December 2021 (he was subsequently reappointed to the Board but has not yet been appointed to serve on any Board committees). As a result, the Audit Committee currently does not have a Chairman nor an audit committee financial expert. At least one of the members of the full Board qualifies as an audit committee financial expert. The Board is in the process of reconstituting the Audit Committee’s membership and expects to appoint at least one Board member that is an audit committee financial expert to the Audit Committee. The Audit Committee’s primary duties are to:

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

Nominating and Corporate Governance Committee

Our Board has also established a Nominating and Corporate Governance Committee. The Nominating Corporate Governance Committee consists of Mr. Cozad and Mr. Dye. Mr. Mukharji was the Chairman of the Nominating Corporate Governance Committee before his resignation from the Board in December 2021 (he was subsequently reappointed to the Board but has not yet been appointed to serve on any Board committees). As a result, the Nominating Corporate Governance Committee currently does not have a Chairman. The Committee’s primary duties are to:

•	recruit new directors, consider director nominees recommended by stockholders and others and recommend nominees for election as directors;

•	review the size and composition of the Board and its committees;

•	oversee the evaluation of the Board;

•	recommend actions to increase the Board’s effectiveness; and

•	develop, recommend and oversee our corporate governance principles, including our Code of Business Conduct and Ethics and our Nominating and Corporate Governance Guidelines.

The Nominating and Corporate Governance Committee was established in 2016.

Compensation Committee

Our Board has established a Compensation Committee. Mr. Cozad, Mr. Dye and Mr. Ruden serve on this committee. The Compensation Committee Chairman is Mr. Dye. The Committee’s primary duties are to:

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

The Compensation Committee was established in 2016.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position		Year	Salary ($)	Stock Awards ($)(5)	Option Awards ($) (6)	Nonequity Incentive Plan Compensation ($) (7)	Total ($)
Justin Dye,	(1)	2021	$350,002	$–	$–	$115,990	$465,992
Chief Executive Officer		2020	311,540	50,000	303,978	–	665,518
Nancy Huber,	(2)	2021	226,442	–	–	74,682	301,124
Chief Financial Officer		2020	207,695	–	145,526	–	353,221
Daniel Pabon, General Counsel and	(3)	2021	268,695	–	–	84,372	353,067
Chief Government Affairs Officer		2020	228,461	–	145,526	–	373,987
Nirup Krishnamurthy,	(4)	2021	301,385	–	–	99,533	400,918
Chief Operating Officer		2020	218,306	–	981,109	–	1,199,415

(1)	Mr. Dye was named Chief Executive Officer and Executive Chairman in December 2019. Prior to his appointment, Mr. Dye served as the Company’s Chairman. The amounts listed under Salary in 2019 includes $120,000 of board compensation.
(2)	Ms. Huber was named Chief Financial Officer in December 2019
(3)	Mr. Pabon was named General Counsel and Chief Government Affairs Officer in August 2019.
(4)	Mr. Krishnamurthy was named Chief Operating Officer in September 2020.
(5)	The amounts in the Stock Award column reflect the aggregate grant date fair value of stocks granted on September 2, 2020. The price per share was awarded at $1.17 for a total of 42,735 shares.
(6)	The amounts in the Options Award column reflect the aggregate grant date fair value of stock options granted during 2020, computed in accordance with FASB ASC Topic 718. This amount does not reflect the actual economic value realized by the named executive officer. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in Note 13 Stockholders’ Equity to our audited financial statements, included in Item 8 of the Original 10-K. On December 15, 2020, the Board repriced certain outstanding stock options issued to the Company’s employees. The repriced stock options had original exercise prices ranging from $1.52 per share to $3.83 per share. All of these stock options were repriced to have an exercise price of $1.26 per share, which was the closing price of the Company’s common stock on December 15, 2020. The incremental fair value, computed as of the repricing in accordance with FASB ASC Topic 718, is included in the 2020 amounts within the Options Award. The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below. The Company did not grant any options to the individuals listed in the table in 2021.
(7)	Represent cash payments made to the named executive officers in 2022 after achieving performance goals set for 2021 under the Company’s unwritten cash bonus plan. The Company’s unwritten cash bonus plan is described below.

OUTSTANDING OPTION AWARDS AT FISCAL YEAR END

The following table discloses information regarding outstanding option equity awards granted or accrued as of December 31, 2021 for each of our named executive officers.

	Outstanding Awards
	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Vesting start date	Option Expiration Date
Justin Dye	1,000,000	1,000,000	1.26	12/05/2019 (2)	12/15/2030
Nancy Huber	50,000	-	1.26	03/30/2020 (1)	12/15/2030
	275,000	275,000	1.26	12/15/2019 (2)	12/15/2030
	50,000	50,000	1.26	03/27/2020 (2)	12/15/2030
Daniel Pabon	275,000	275,000	1.26	09/02/2019 (2)	12/15/2030
	50,000	50,000	1.26	03/27/2020 (2)	12/15/2030
Nirup Krishnamurthy	300,000	-	1.26	06/05/2019 (3)	12/15/2030
	150,000	150,000	1.26	06/05/2019 (3)	12/15/2030
	100,000	300,000	1.26	12/15/2020 (2)	12/15/2030

________________

(1) Options vested immediately.

(2) Options vest in four equal annual installments on the first, second, third, and fourth anniversary of the vesting start date.

(3) Options vest in two equal annual installments on the first and second anniversary of the vesting start date.

Employment Agreements

We have entered into employment agreements with each of our executive officers included in the Summary Compensation Table above.

Employment Agreement with Justin Dye

We entered into an employment agreement with Mr. Dye effective December 5, 2019, as amended on June 14, 2021. The initial term of Mr. Dye’s agreement was for one year, after which the agreement automatically renews for successive one-year terms unless either party provides at least 30 days’ notice prior to the expiration of the applicable term of its intention not to renew the agreement. Under the amended agreement, Mr. Dye is entitled to compensation as follows: (i) an annual base salary of $300,000, increased to $350,000 beginning January 1, 2021, subject to periodic discretionary increases, (ii) an option to purchase 2,000,000 shares of Company common stock (upon entering into the original employment agreement), which vests in equal annual installments over four years, and (iii) initially, quarterly discretionary bonuses granted at the discretion of the Board of Directors based on certain performance metrics, and after the June 14, 2021 amendment, bonus eligibility under the Company’s unwritten cash bonus plan. Mr. Dye is entitled to receive benefits paid to similarly situated employees, which include participation in retirement, health, disability and vacation plans. Mr. Dye is entitled to receive severance benefits upon termination of employment as described below under “Potential Payments upon Termination or Change in Control.”

Employment Agreement with Nancy Huber

We entered into an employment agreement with Ms. Huber effective December 5, 2019, which was amended on February 6, 2020 and again on June 14, 2021. The term of Ms. Huber’s agreement is continuous until either party provides at least 30 days’ notice prior of its intention not to renew the agreement. Under the amended agreement, Ms. Huber is entitled to compensation as follows: (i) an initial annual base salary of $200,000, increased to $225,000 beginning January 1, 2021, subject to periodic discretionary increases and (ii) an option to purchase 550,000 shares of Company common stock (upon entering into the original employment agreement), which vests in equal annual installments over four years. Ms. Huber is entitled to receive benefits paid to similarly situated employees, which include participation in retirement, health, disability and vacation plans. Ms. Huber is entitled to receive severance benefits upon termination of employment as described below under “Potential Payments upon Termination or Change in Control.”

Employment Agreement with Daniel Pabon

We entered into an employment agreement with Mr. Pabon effective August 12, 2019, as amended on June 14, 2021. The term of Mr. Pabon’s agreement is continuous until either party provides at least 30 days’ notice prior of its intention not to renew the agreement. Under the amended agreement, Mr. Pabon is entitled to compensation as follows: (i) an initial annual base salary of $220,000, increased to $250,000 starting January 1, 2021, and (ii) an option to purchase 550,000 shares of Company common stock (upon entering into the original employment agreement), which vests in equal annual installments over four years. Mr. Pabon is entitled to receive benefits paid to similarly situated employees, which include participation in retirement, health, disability and vacation plans. Mr. Pabon is entitled to receive severance benefits upon termination of employment as described below under “Potential Payments upon Termination or Change in Control.”

Employment Agreement with Nirup Krishnamurthy

We entered into an employment agreement with Mr. Krishnamurthy effective March 1, 2020, as amended on June 14, 2021. The term of Mr. Krishnamurthy’s agreement is continuous until either party provides at least 30 days’ notice prior of its intention not to renew the agreement. Under the amended agreement, Mr. Krishnamurthy is entitled to compensation as follows: (i) an initial annual base salary of $264,000, increased to $300,000 starting January 1, 2021, subject to periodic discretionary increases, and (ii) an option to purchase 600,000 shares of Company common stock (upon entering into the original employment agreement), which vests in equal annual installments over four years. Mr. Krishnamurthy is entitled to receive benefits paid to similarly situated employees, which include participation in retirement, health, disability and vacation plans. Mr. Krishnamurthy is entitled to receive severance benefits upon termination of employment as described below under “Potential Payments upon Termination or Change in Control.”

Potential Payments upon Termination or Change in Control

Each of the Company’s employment agreements with the executive officers included in the Summary Compensation Table above provide for payments and benefits in the event of termination of employment in certain circumstances and upon a Change in Control (as defined therein). Under the employment agreements, each officer is entitled to severance as follows if he or she is terminated without Cause (as defined therein): (i) 12 months gross salary payable in accordance with the normal payroll practice of the Company as if such officer was employed by the Company during this time, (ii) any earned but unpaid bonuses, (iii) the number of shares of Company common stock that would have vested through the next anniversary of the effective date of the employment agreement, and (iv) reimbursement for Company-sponsored benefits under the employment agreement for one year after termination. Upon a Change in Control, the employment agreements provide for 100% acceleration and vesting of the options granted thereunder.

Unwritten Cash Bonus Plan

On June 14, 2021, the Board’s Compensation Committee approved and adopted an unwritten cash bonus plan, effective beginning in the Company’s fiscal year ending December 31, 2021.

Under the bonus plan, the Company will pay cash bonuses to manager-level and above employees if the Company (i) achieves at least 90% of a specified earnings before depreciation and amortization target (the “EBITDA Target”) for the applicable fiscal year (the “EBITDA Bonus”), or (ii) entered into binding agreement for or consummated, acquisitions of dispensaries, cultivation facilities or other cannabis-related assets, directly or indirectly, during 2021 (the “M&A Bonus”).

The EBITDA Bonus payments will range from 10% to 200% of the applicable officer’s salary depending on the percentage of the EBITDA Target the Company achieves, as follows:

Target Percentage Achieved	Bonus Payment Percentage
90%	10%
100%	20%
105%	30%
110%	40%
115%	60%
120%	80%
125%	100%
130%	125%
135%	150%
140%	175%
145%	200%

Under the M&A Bonus, officers were eligible to receive up to 25% of the applicable officer’s salary depending on the proportion of a stated target amount of acquisitions the Company entered into or consummated during 2021. The Company exceeded the stated target amount of acquisitions for 2021, and, as a result, the Company paid the full M&A Bonus to the eligible officers.

DIRECTOR COMPENSATION

Director Compensation Policy

Through September 2020, director compensation was as follows:

•	Non-employee directors received a monthly cash retainer of $6,000

•	Non-employee directors received a monthly cash retainer of $2,000 for service on each committee of the Board

•	The Chairman of the Board received an additional monthly cash retainer of $8,000

Starting in October 2020, we award each of our directors an annual grant of shares of common stock worth $50,000 during the fourth quarter of each year. The board has not awarded any shares of common stock for 2021.

Director Compensation Table

The following provided compensation information for the year ended December 31, 2021 for our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)

Jonathan Berger	$–	$–	$–	$–	$–
Jeffrey Cozad	$–	$50,000	$–	$–	$50,000
Jeffrey Garwood	$–	$–	$–	$–	$–
Pratap Mukharji	$–	$50,000	$–	$–	$50,000
Leonardo Riera (2)
Brian Ruden	$–	$–	$–	$–	$–
Salim Wahdan	$–	$50,000	$–	$–	$–

___________________

(1)	Stock awards are calculated based on 24,510 shares at a price of $2.04.
(2)	Mr. Riera resigned from the Board on January 27, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, based on 52,915,495 shares of our common stock outstanding as of April 20, 2022 (which excludes treasury stock and certain shares held in escrow or otherwise issuable or releasable in connection with consummated mergers and acquisitions), certain information as to the stock ownership of each person known by us to own beneficially more than five percent or more of our outstanding common stock, of each of the named executive officers included in the Summary Compensation Table and our directors, and of all our current executive officers and directors as a group. In computing the outstanding shares of common stock, we have excluded all shares of common stock subject to options, warrants or other securities that are not currently exercisable or convertible or exercisable or convertible within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person; provided, that we have included shares of common stock underlying such options, warrants or other securities with respect to each person who acquired any such options, warrants or other securities with the purpose or effect of changing or influencing the control of the Company in accordance with Rule 13d-3 promulgated under the Exchange Act. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Medicine Man Technologies, Inc., 4880 Havana Street, Suite 201, Denver, CO 80239. All beneficial ownership is direct and the beneficial owner has sole voting and investment power over the securities beneficially owned unless otherwise noted.

The share of common stock issuable upon conversion of our Series A Preferred Stock and our 13% senior secured convertible notes due December 7, 2026 (the “Convertible Notes”) are calculated by including accrued but unpaid dividends and interest, as applicable, as of April 20, 2022 plus dividends and interest, as applicable, accruing during the following 60 days.

Name of Beneficial Holder	Number of Shares of Beneficially Owned (A)	Percent of Outstanding Class
Officers & Directors
Justin Dye (NEO, Director) (1)	35,182,380	40.34%
Jeffery Cozad (Director) (2)	23,893,747	31.42%
Brian Ruden (Director) (3)	9,046,657	14.79%
Salim Wahdan (Director) (4)	1,042,999	1.96%
Nirup Krishnamurthy (NEO, Director) (5)	550,000	1.04%
Nancy Huber (NEO) (6)	387,543	*
Daniel Pabon (NEO) (5)	325,000	*
Jeffrey Garwood (Director) (7)	332,279	*
Pratap Mukharji (Director) (8)	157,223	*
Paul Montalbano	30,915	*
Jonathan Berger	5,000	*
All Executive Officers and Directors as a Group (11 Persons)	70,953,743	57.88%
5% or greater holders:
Dye Capital and Co. (9)	43,321,170	50.25%
Marc Rubin (10)	23,799,465	31.32%
CRW Capital Cann Holdings LLC (11)	23,752,950	31.28%
Dye Capital Cann Holdings II, LLC (12)	20,004,950	27.71%
Dye Capital Cann Holdings, LLC (13)	18,575,000	30.22%
Brian Ruden (14)	9,046,657	14.79%
Naser A. Joudeh (15)	8,147,063	13.51%
James E. Parco (16)	2,899,262	5.54%

_________________________

* Less than 1%.

(1)	Represents (i) 148,710 shares of common stock held by Mr. Dye, (ii) 1,000,000 shares of common stock underlying options that have vested held by Mr. Dye, (iii) 9,287,500 shares of common stock and 9,287,500 shares of common stock underlying warrants held by Dye Cann I, (iv) 4,741,220 shares of common stock issuable upon conversion of Series A Preferred Stock held by Dye Capital, and (v) 20,004,950 shares of common stock issuable upon conversion of Series A Preferred Stock held by Dye Cann II. Mr. Dye has voting and investment control over the shares of common stock beneficially owned by Dye Capital, Dye Cann I and Dye Cann II. Mr. Dye disclaims beneficial ownership of the shares held by Dye Capital, Dye Cann I and Dye Cann II except to the extent of his pecuniary interest therein.

(2)	Represents (i) 24,510 shares of common stock held by Mr. Cozad, (ii) 23,752,950 shares of common stock issuable upon conversion of Series A Preferred Stock held by CRW, and (iii) 116,287 shares of common stock issuable upon conversion of a Convertible Note held by Cozad Investments, L.P. Mr. Cozad has voting and investment control over the shares of common stock beneficially owned by CRW and Cozad Investments, L.P. Mr. Cozad disclaims beneficial ownership of the shares beneficially owned by CRW and Cozad Investments, L.P. except to the extent of his pecuniary interest therein.
(3)	Represents (i) 42,735 shares of common stock, (ii) 1,715,936 shares of common stock underlying warrants, and (iii) 7,287,986 shares of common stock issuable upon conversion of Series A Preferred Stock.
(4)	Represents (i) 24,510 shares of common stock, and (ii) 193,929 shares of common stock underlying warrants.
(5)	Represents shares of common stock underlying options that have vested.
(6)	Represents (i) 12,543 shares of common stock, and (ii) 375,000 shares of common stock underlying options that have vested.
(7)	Represents (i) 192,735 shares of common stock, and (ii) 139,544 shares of common stock issuable upon conversion of a Convertible Note.
(8)	Represents (i) 24,510 shares of common stock held by Mr. Mukharji, (ii) 39,683 shares of common stock held by and Magnolia Hall Enterprises, LLC, (iii) 93,030 shares of common stock issuable upon conversion of a Convertible Note held by Mr. Mukharji. Mr. Mukharji has voting and investment control over the shares of common stock held by Magnolia Hall Enterprises, LLC.
(9)	Represents (i) 4,741,220 shares of common stock issuable upon conversion of shares of Series A Preferred Stock held by Dye Capital, (ii) 9,287,500 shares of common stock held by Dye Cann I, (iii) 9,287,500 shares of common stock issuable upon exercise of warrants held by Dye Cann I, and (iv) 20,004,950 shares of common stock issuable upon conversion of shares of Series A Preferred Stock held by Dye Cann II. Dye Capital is the manager of each of Dye Cann I and Dye Cann II and has voting and investment control over the shares beneficially owned by Dye Cann I and Dye Cann II. Justin Dye is the general partner of Dye Capital and has voting and investment control over the shares beneficially owned by Dye Capital and, indirectly, over the shares beneficially owned by Dye Cann I and Dye Cann II. Dye Capital, Dye Cann I and Dye Cann II’s address is 350 Camino Gardens Blvd, Suite 200, Boca Raton, FL 33432. Dye Capital disclaims beneficial ownership of the shares beneficially owned by Dye Cann I and Dye Cann II except to the extent of its pecuniary interest therein. Mr. Dye disclaims beneficial ownership of the shares beneficially owned by Dye Capital, Dye Cann I and Dye Cann II except to the extent of his pecuniary interest therein.
(10)	Represents (i) 23,752,950 shares of common stock issuable upon conversion of shares of Series A Preferred Stock held by CRW and (ii) 46,515 shares of common stock issuable upon conversion of a Convertible Note held by The Rubin Revocable Trust U/A/D 05/09/2011 (the “Rubin Trust”). Mr. Rubin has voting and investment control over the shares of common stock beneficially owned by the Rubin Trust. CRW Capital, LLC is the manager of CRW and has voting and investment control over the shares beneficially owned by CRW. Jeffrey Cozad and Marc Rubin are the managers of CRW Capital, LLC and share voting and investment control over the shares beneficially owned by CRW. Mr. Rubin disclaims beneficial ownership of the shares owned by CRW and the Rubin Trust except to the extent of his pecuniary interest therein. Mr. Rubin’s address is 4740 W. Mockingbird Lane, P.O. Box 195579, Dallas, Texas 75209.
(11)	Represents shares of common stock issuable upon conversion of shares of Series A Preferred Stock held by CRW. CRW Capital, LLC is the manager of CRW and has voting and investment control over the shares beneficially owned by CRW. Jeffrey Cozad and Marc Rubin are the managers of CRW Capital, LLC and share voting and investment control over the shares beneficially owned by CRW. CRW Capital, LLC and Messrs. Cozad and Rubin disclaim beneficial ownership of the shares held by CRW except to the extent of their respective pecuniary interest therein. The address for CRW and CRW Capital LLC is 4740 W. Mockingbird Lane, P.O. Box 195579, Dallas, Texas 75209.
(12)	Represents 20,004,950 shares of common stock issuable upon conversion of Series A Preferred Stock. See also footnote 9.
(13)	Represents (i) 9,287,500 shares of common stock, and (ii) 9,287,500 shares of common stock underlying warrants. See also footnote 9.
(14)	Represents (i) 42,735 shares of common stock, (ii) 1,715,936 shares of common stock underlying warrants, and (iii) 7,287,986 shares of common stock issuable upon conversion of Series A Preferred Stock.
(15)	Represents (i) 560,662 shares of common stock underlying warrants and 2,380,917 shares of common stock issuable upon conversion of Series A Preferred Stock held by Mr. Joudeh, and (ii) 991,795 shares of common stock underlying warrants and 4,213,689 shares of common stock issuable upon conversion of Series A Preferred Stock held by his spouse in her name and a wholly owned LLC. The Company does not know if they share voting and investment power over these securities. The address of Mr. Joudeh and his spouse is 16836 E. Weaver Pl., Aurora, CO 80016.
(16)	Represents(i) 200,000 shares of common stock underlying options that have vested held by Mr. Parco, (ii) 1,277,375 shares held by Mr. Parco, and (iii) 1,421,887 held by his wife, Pamela S. Parco. The Company does not know if they share voting and investment power over these securities. The address of Mr. Parco and his spouse is P.O. Box 324, Palmer Lake, CO 80133

The following table sets forth, based on 82,594 shares of Series A Preferred Stock outstanding as of April 20, 2022 (which excludes certain shares held in escrow or otherwise issuable or releasable in connection with consummated mergers and acquisitions), certain information as to the stock ownership of each person known by us to own beneficially more than five percent of the Series A Preferred Stock, of each of the named executive officers included in the Summary Compensation Table and our directors, and of all our current executive officers and directors as a group. Unless otherwise indicated, the address of each of the following beneficial owner is c/o Medicine Man Technologies, Inc., 4880 Havana Street, Suite 201, Denver, CO 80239. All beneficial ownership is direct and the beneficial owner has sole voting and investment power over the securities beneficially owned unless otherwise noted.

Name of Beneficial Holder	Number of Shares of Beneficially Owned (A)	Percent of Outstanding Class
Officers & Directors
Justin Dye (1)	26,410	31.98%
Jeffery Cozad (2)	25,350	30.69%
Brian Ruden	7,778	9.42%
Salim Wahdan	880	1.07%
Jonathan Berger	–	–
Jeffrey Garwood	–	–
Nancy Huber	–	–
Nirup Krishnamurthy	–	–
Paul Montalbano	–	–
Pratrap Mukharji	–	–
Daniel Pabon	–	–
All Officers and Directors as a Group (11 Persons)	60,418	73.15%
5% or greater holders:
Dye Capital and Co. (3)	26,410	31.98%
CRW Capital Cann Holdings LLC (4)	25,350	30.69%
Dye Capital Cann Holdings II, LLC (5)	21,350	25.85%
Brian Ruden	7,778	9.42%
Naser A. Joudeh (6)	7,038	8.52%

  ___________________________

(1)	Represents 25,350 shares of Series A Preferred Stock held by Dye Cann II and 5,060 shares of Series A Preferred Stock held by Dye Capital. See also footnote 3.
(2)	Represents 25,350 shares held by CRW. CRW Capital, LLC is the manager of CRW and has voting and investment control over the shares beneficially owned by CRW. Jeffrey Cozad and Marc Rubin are the managers of CRW Capital, LLC and share voting and investment control over the shares beneficially owned by CRW. CRW Capital, LLC and Messrs. Cozad and Rubin disclaim beneficial ownership of the shares held by CRW except to the extent of their respective pecuniary interest therein. The address for CRW, CRW Capital LLC and Mr. Rubin is 4740 W. Mockingbird Lane, P.O. Box 195579, Dallas, Texas 75209.
(3)	Represents 5,060 shares of Series A Preferred Stock held by Dye Capital and 21,350 shares of Series A Preferred Stock held by Dye Cann II. Dye Capital is the manager of Dye Cann II and has voting and investment control over the shares beneficially owned by Dye Cann II. Justin Dye is the general partner of Dye Capital and has voting and investment control over the shares beneficially owned by Dye Capital and, indirectly, over the shares beneficially owned by Dye Cann II. Mr. Dye, Dye Capital, and Dye Cann II’s address is 350 Camino Gardens Blvd, Suite 200, Boca Raton, FL 33432. Dye Capital disclaims beneficial ownership of the shares beneficially owned by Dye Cann II except to the extent of its pecuniary interest therein. Mr. Dye disclaims beneficial ownership of the shares beneficially owned by Dye Capital and Dye Cann II except to the extent of his pecuniary interest therein.
(4)	CRW Capital, LLC is the manager of CRW and has voting and investment control over the shares beneficially owned by CRW. Jeffrey Cozad and Marc Rubin are the managers of CRW Capital, LLC and share voting and investment control over the shares beneficially owned by CRW. CRW Capital, LLC and Messrs. Cozad and Rubin disclaim beneficial ownership of the shares held by CRW except to the extent of their respective pecuniary interest therein. The address for CRW, CRW Capital LLC and Messrs. Cozad and Rubin is 4740 W. Mockingbird Lane, P.O. Box 195579, Dallas, Texas 75209.
(5)	Represents 21,350 shares of Series A Preferred Stock held by Dye Cann II. See also footnote 3.
(6)	Represents 2,541 shares held by Mr. Joudeh and 4,497 shares held by his spouse in her name and a wholly owned LLC. The Company does not know if they share voting and investment power over these securities. The address of Mr. Joudeh and his spouse is 16836 E. Weaver Pl., Aurora, CO 80016.

To our knowledge, except as noted in the tables above, no person or entity is the beneficial owner of more than 5% of the voting power of the Company’s stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes plans under which our equity securities are authorized for issuance as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	14,155,530	$1.51	4,344,470

Equity compensation plans not approved by security holders	500,000	$1.77	500,000
Total	–		–

The Medicine Man Technologies, Inc. 2017 Equity Incentive Plan, as Amended (the “Plan”), is intended to promote the best interests of the Company and its stockholders by assisting the Company in the recruitment and retention of persons with ability and initiative and providing an incentive to such persons to contribute to the growth of the Company’s business. The Company is authorized to make awards of up to an aggregate of 18,500,000 shares of the Company’s common stock under the Plan. The Company is authorized to make such awards of shares of common stock, shares of restricted stock, appreciation rights, deferred shares, performance shares, incentive stock options, nonqualified stock options under the Plan. Eligible persons under the Plan include employees, directors and consultants of the Company or any affiliate of the Company. Unless earlier terminated, the Plan will terminate in 2027.

Under two separate Securities Purchase Agreements the Company has entered into with Dye Cann II and CRW, respectively, for as long as Dye Cann II or CRW, as the case may be, holds any shares of Series A Preferred Stock, the Company may not have issued and outstanding awards under any equity incentive plan for the issuance of shares of common stock representing approximately 11% of the then-issued and outstanding shares of common stock (calculated on an as-converted, fully-diluted basis, excluding warrants) in the aggregate.

In addition, the Company has made the following awards outside of the Plan: (i) the right to receive an aggregate of 1,500,000 shares of common stock granted to two former officers (one of which also is a former director), which will vest at such time that the Company’s stock price appreciates to $8.00 per share with defined minimum average daily trading volume thresholds, and (ii) option to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $1.49 per share granted to one former officer. As of December 31, 2021, only 500,000 shares of common stock would vest if the stock price appreciates to $8.00 per share as the other 1,000,000 were forfeited. The remaining 500,000 shares of common stock expired on January 8, 2022 .

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Transactions Involving Former Directors, Executive Officers or Their Affiliated Entities

During the year ended December 31, 2020, the Company recorded sales to Futurevision, Inc., f/k/a Medicine Man Production Corp., d/b/a Medicine Man Denver (“Medicine Man Denver”) totaling $997,262. The Company had an accounts receivable balance with Medicine Man Denver totaling $72,109 as of December 31, 2020. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in Medicine Man Denver. Effective February 25, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from Medicine Man Denver for periods after December 31, 2020.

During the year ended December 31, 2020, the Company recorded sales to MedPharm Holdings LLC (“MedPharm”) totaling $73,557. The Company had a net accounts receivable balance with MedPharm totaling $5,885 as of December 31, 2020. The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in MedPharm. Effective February 25, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from MedPharm for periods after December 31, 2020.

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

During the year ended December 31, 2020, the Company recorded sales to Baseball 18, LLC (“Baseball”) totaling $14,605, to Farm Boy, LLC (“Farm Boy”) totaling $16,125, to Emerald Fields LLC (“Emerald Fields”) totaling $16,605, and to Los Sueños Farms (“Los Sueños”) totaling $52,244. As of December 31, 2020 the Company had net accounts payable balances with Baseball of $31,250, and with Farm Boy of $93,944. One of the Company’s former Chief Operating Officers and directors, Robert DeGabrielle, owns the Colorado retail marijuana cultivation licenses for Farm Boy, Baseball, Emerald Fields, and Los Sueños. Effective June 19, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from Baseball, Farm Boy, Emerald Fields, or Los Sueños for periods after December 31, 2020.

Transactions with Entities Affiliated with Justin Dye

The Company has participated in several transaction involving Dye Capital, Dye Cann I and Dye Cann II. Justin Dye, the Company’s Chief Executive Officer, one of its directors, and the largest beneficial owner of common stock and Series A Preferred Stock, controls Dye Capital and Dye Capital controls Dye Cann I and Dye Cann II. Dye Cann I is the largest holder of the Company’s outstanding common stock. Dye Cann II is a significant holder of our Series A Preferred Stock. Mr. Dye has sole voting and dispositive power over the securities held by Dye Capital, Dye Cann I, and Dye Cann II.

The Company entered into the Dye Cann I SPA on June 5, 2019 pursuant to which the Company agreed to sell to Dye Cann I up to between 8,187,500 and 10,687,500 shares of common stock in several tranches at $2.00 per share and warrants to purchase 100% of the number of shares of common stock sold at a purchase price of $3.50 per share. At the initial closing on June 5, 2019, the Company sold to Dye Cann I 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock for gross proceeds of $3,000,000, and the Company has consummated subsequent closings for an aggregate of 9,287,500 shares of common stock and warrants to purchase 9,287,500 shares of common stock for aggregate gross proceeds of $18,575,000 to the Company. The terms of the Dye Cann I SPA are disclosed in the Company’s Current Report on Form 8-K filed on June 6, 2019. The Company and Dye Cann I entered into a first amendment to the Dye Cann I SPA on July 15, 2019, as described in the Company’s Current Report on Form 8-K filed on July 17, 2019, a second amendment to the Dye Cann I SPA on May 20, 2020, as described in the Company’s Current Report on Form 8-K filed on May 22, 2020, and a Consent, Waiver and Amendment on December 16, 2020, as described in the Company’s Current Report on Form 8-K filed on December 23, 2020. At the time of the initial closing under the Dye Cann I SPA, Justin Dye became a director and the Company’s Chief Executive Officer.

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

The Company entered into a Securities Purchase Agreement (as amended, the “Dye Cann II SPA”) with Dye Cann II on November 16, 2020 pursuant to which the Company agreed to sell to Dye Cann II shares of Series A Preferred Stock in one or more tranches at a price of $1,000 per share. The terms of the Dye Cann II SPA are disclosed in the Company’s Current Report on Form 8-K filed on December 23, 2020. The Company and Dye Cann II entered into an amendment to the Dye Cann II SPA on December 16, 2020, as described in the Company’s Current Report on Form 8-K filed on December 23, 2020, a second amendment to the Dye Cann II SPA on February 3, 2021, as described in the Company’s Form 8-K filed on February 9, 2021, and a third amendment to the Dye Cann II SPA on March 30, 2021, as described under Item 9B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company issued and sold to Dye Cann II 7,700 shares of Series A Preferred Stock on December 16, 2020, 1,450 shares of Series A Preferred Stock on December 18, 2020, 1,300 shares of Series A Preferred Stock on December 22, 2020, 3,100 shares of Series A Preferred Stock on February 3, 2021, 3,800 shares of Series A Preferred Stock on March 2, 2021 and 4,000 shares of Series A Preferred Stock on March 30, 2021. As a result, the Company issued and sold an aggregate of 21,350 shares of Series A Preferred Stock to Dye Cann II for aggregate gross proceeds of $21,350,000.

The Company granted Dye Cann II certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock under the Dye Cann II SPA. Further, the Company granted Dye Can II the right to designate one or more individuals for election or appointment to the Board and Board observer rights.

On December 16, 2020, the Company entered into a Secured Convertible Note Purchase Agreement with Dye Capital and issued and sold to Dye Capital a Convertible Note and Security Agreement in the principal amount of $5,000,000 as described in the Company’s Current Report on Form 8-K filed on December 23, 2020. On February 26, 2021, Dye Capital elected to convert the $5,000,000 principal amount and the $60,250 of accrued but unpaid interest under the Convertible Promissory Note and Security Agreement under its terms and Dye Capital and the Company entered into a Conversion Notice and Agreement pursuant to which the Company issued 5,060 shares of Series A Preferred Stock to Dye Capital and also paid Dye Capital $230.97 in cash in lieu of issuing any fractional shares of Series A Preferred Stock upon conversion, as described in the Company’s Current Report on Form 8-K filed on March 4, 2021.

The Company previously reported the terms of the Series A Preferred Stock in the Company’s Current Report on Form 8-K filed on December 23, 2020 and under Item 1 of this Report.

During the year ended December 31, 2020, the Company recorded expenses of $66,264 with Tella Digital. During the three months ended March 31, 2022 and the year ended December 31, 2021 the Company recorded expenses of $42,786 and $214,908.26, respectively. Tella Digital provides on-premise digital experience solutions for our retail dispensary locations. Mr. Dye is an indirect part owner and serves as Chairman of Tella Digital. Nirup Krishnamurthy, the Company’s Chief Operating Officer and one of its directors, is also an indirect part owner in Tella Digital.

Transactions with Entities Affiliated with Jeffrey Cozad

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “CRW SPA”) with CRW pursuant to which the Company issued and sold 25,350 shares of Series A Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of the Company’s common stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock under the CRW SPA. On the same date, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Series A Preferred Stock beneficially held by CRW on the applicable date on an as-converted to Common Stock basis divided by the total number of shares of common stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for common stock at the time of determination). Further, under the letter agreement, the Company paid CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $150,000 in monthly installments of $12,500. On March 14, 2021, the Board appointed Jeffrey A. Cozad as a director to fill a vacancy on the Board. Mr. Cozad is a manager and owns 50% of CRW Capital, LLC, and he shares voting and disposition power over the shares of Series A Preferred Stock held by CRW. Mr. Cozad and his family members indirectly own membership interests in CRW. The Company previously reported the terms of the CRW SPA and the CRW letter agreement in the Company’s Current Report on Form 8-K filed March 4, 2021.

On December 7, 2021, the Company entered into a Securities Purchase Agreement with Cozad Investments, L.P. pursuant to which the Company issued an Convertible Note in the aggregate principal amount of $245,000 to Cozad Investments, L.P. for $250,000 in cash. The Convertible Note bears interest at 13% per year payable quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Convertible Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. As of April 20, 2022, the Company has paid $7,125 of cash interest and no principal to Cozad Investments, L.P. under this Convertible Note. In addition, as of April 20, 2022, the principal amount outstanding under this Convertible Note is $253,167 as a result of accrued interest added to the principal amount, and $1,828 of additional interest has accrued, a portion of which will be paid in cash and the remainder added to the principal amount. Mr. Cozad is a manager and majority owner of Cozad Investments, L.P. and a member of the Board.

Transactions with Entities Affiliated with Marc Rubin

On February 26, 2021, the Company entered into the CRW SPA with CRW of which Marc Rubin is a beneficial owner. Mr. Rubin is a manager of CRW Capital, LLC, and he shares voting and disposition power over the shares of Series A Preferred Stock held by CRW.

On December 7, 2021, the Company entered into a Securities Purchase Agreement with The Rubin Revocable Trust U/A/D 05/09/2011 pursuant to which the Company issued an Convertible Note in the aggregate principal amount of $98,000 to The Rubin Revocable Trust for $100,000 in cash. The Convertible Note bears interest at 13% per year payable quarterly commencing March 31, 2022 in cash for the amount equal to the amount payable on such date as if the Convertible Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. As of April 20, 2022, the Company has paid $2,850 of cash interest and no principal to The Rubin Revocable Trust U/A/D 05/09/2011 under this Convertible Note. In addition, as of April 20, 2022, the principal amount outstanding under this Convertible Note is $101,267 as a result of accrued interest added to the principal amount, and $731 of additional interest has accrued, a portion of which will be paid in cash and the remainder added to the principal amount. Mr. Rubin is a majority owner of The Rubin Revocable Trust U/A/D 05/09/2011 and a beneficial owner of CRW.

Transactions with Entities Affiliated with Brian Ruden

The Company has participated in several transactions involving entities owned or affiliated with Brian Ruden, one of its directors, a beneficial owner of more than 5% of the Company’s common stock and a beneficial owner of more than 5% of the Series A Preferred Stock.

Between December 17, 2020 and March 2, 2021, the Company’s wholly-owned subsidiary SBUD LLC acquired the Star Buds assets. The Company previously reported the terms of the applicable purchase agreements and related amendments in the Company’s Current Reports on Form 8-K filed June 8, 2020, September 21, 2020, December 22, 2020, and March 8, 2021.

The aggregate purchase price for the Star Buds assets was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, earning simple interest at a rate of 12% per year, also referred to in this report as “seller note(s),” (iii) 29,500 shares of Series A Preferred Stock, of which 25,075 shares were issued at the applicable closings and 4,425 shares are held in held in escrow and will be released post-closing to either the applicable sellers or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of common stock to the sellers at an exercise price of $1.20 per share. As of April 30, 2022, the Company owed an aggregate principal amount of $44,250,000 under the seller notes. The Company has not paid any principal and has paid an aggregate of $5,665,887 of interest on the seller notes as of April 20, 2022. Mr. Ruden’s interest in the aggregate purchase price for the Star Buds assets is as follows: (i) $13,727,490 in cash at the applicable closings, (ii) $13,727,490 in seller notes, and (iii) 9,152 shares of Series A Preferred Stock, of which 7,779 shares were issued at the applicable closings and 1,373 shares are held in held in escrow and will be released post-closing to either Mr. Ruden or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 1,715,936 shares of common stock to Mr. Ruden. The Company has paid Mr. Ruden an aggregate of $1,753,562 in interest on his seller notes as of April 20, 2022.

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

In connection with acquiring the Star Buds assets for our Pueblo West, Niwot, Commerce City, Lakeside, Arapahoe and Aurora locations, SBUD LLC entered into a lease with each of 428 S. McCulloch LLC, Colorado Real Estate Holdings LLC, 5844 Ventures LLC, 5238 W 44th LLC, 14655 Arapahoe LLC and Montview Real Estate LLC, on substantially the same terms. Each of the leases is for an initial three-year term. The lease with 428 S. McCulloch LLC is for the Company’s Pueblo West Star Buds location and was effective on December 17, 2020. The lease with Colorado Real Estate Holdings LLC and 5844 Ventures LLC is for the Company’s Niwot and Commerce City Star Buds locations, respectively, and was effective on December 18, 2020. The lease with 5238 W 44th LLC is for the Company’s Lakeside Star Buds location and was effective on February 3, 2021. The lease with 14655 Arapahoe LLC and Montview Real Estate LLC is for the Company’s Arapahoe and Aurora locations, respectively, and was effective on March 2, 2021. The 428 S McCulloch LLC, 5844 Ventures LLC and 5238 W 44th LLC provides for a monthly rent payment of $5,000 with an aggregate of $180,000 during the initial term of the leases. The Colorado Real Estate Holdings LLC lease provides for a monthly rent payment of $6,779 with an aggregate of $244,044 during the initial term of the lease. The 14655 Arapahoe LLC lease provides for a monthly rent payment of $12,367 with an aggregate of $445,212 during the initial term of the lease. The Montview Real Estate LLC lease provides for a monthly rent of $6,250 with an aggregate of $225,000 during the initial term of the lease. During 2020, SBUD LLC paid an aggregate of $10,000 in rent under these leases. During 2021, SBUD LLC paid an aggregate of $449,297 in rent under these leases. Between January 1, 2022 and April 20, 2022, SBUD LLC paid an aggregate of $121,188 in rent under these leases. In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms with escalation. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

On December 17, 2020, SBUD LLC entered into a Trademark License Agreement with Star Brands LLC under which Star Brands LLC licenses certain trademarks to SBUD LLC effective as of the closing of the acquisitions of all of the Star Buds assets. SBUD LLC has no payment obligation under this agreement. Mr. Ruden is a part-owner of Star Brands LLC.

In connection with the acquisition of the Star Buds assets, the Company granted Mr. Ruden and Naser Joudeh the right designate individuals for election or appointment to the Board.

Transactions with Jeffrey Garwood

On December 7, 2021, the Company entered into a Securities Purchase Agreement with Jeff Garwood pursuant to which the Company issued an Convertible Note in the aggregate principal amount of $294,000 to Mr. Garwood for $300,000 in cash. The Convertible Note bears interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Convertible Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Convertible Note. As of April 20, 2022, the Company has paid $8,550 of cash interest and no principal to Mr. Garwood under this Convertible Note. In addition, as of April 20, 2022, the principal amount outstanding under this Convertible Note is $303,800 as a result of accrued interest added to the principal amount, and $2,194 of additional interest has accrued, a portion of which will be paid in cash and the remainder added to the principal amount. Mr. Garwood is a member of the Board.

Transactions with Pratap Mukharji

On December 7, 2021, the Company entered into a Securities Purchase Agreement with Pratap Mukharji pursuant to which the Company issued an Convertible Note in the aggregate principal amount of $196,000 to Mr. Mukharji for $200,000 in cash. The Convertible Note bears interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Convertible Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Convertible Note. As of April 20, 2022, the Company has paid $5,700 of cash interest and no principal to Mr. Mukharji under this Convertible Note. In addition, as of April 20, 2022, the principal amount outstanding under this Convertible Note is $202,534 as a result of accrued interest added to the principal amount, and $1,463 of additional interest has accrued, a portion of which will be paid in cash and the remainder added to the principal amount. Mr. Mukharji is a member of the Board.

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

Independence Standards for Directors

Our Board is currently comprised of nine members. Our Board has affirmatively determined that Mr. Cozad and Mr. Garwood are each independent within the meaning of the Nasdaq Marketplace Rules and the OTCQX Rules for U.S. Companies. The Board currently has three members on its Audit Committee, two of which are independent, Mr. Cozad and Mr. Garwood, and one of which is not independent, Mr. Wahdan, under the Nasdaq Marketplace Rules and the OTCQX Rules for U.S. Companies. The Board currently has three members on its Compensation Committee, two of which are independent, Mr. Cozad and Mr. Garwood, and one of which is not independent, Mr. Ruden, under the Nasdaq Marketplace Rules and the OTCQX Rules for U.S. Companies. The Board currently has two members on its Nominating and Corporate Governance Committee, one of which is independent, Mr. Cozad, and one of which is not independent, Mr. Dye, under the Nasdaq Marketplace Rules and the OTCQX Rules for U.S. Companies.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed by BF Borgers, CPA P.C. (“BFB”), our principal independent registered accounting firm for the fiscal years ended December 31, 2021 and December 31, 2020. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2021	2020
Audit fees	$165,200	$86,400
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total Fees	$165,200	$86,400

Audit fees. Consist of fees billed for professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

The Audit Committee of our Board has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and tax services provided by BFB in 2021 and 2020 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with BFB maintaining its independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.       Exhibits

The following exhibits are incorporated by reference into or are filed or furnished with this Report as indicated below:

Exhibit No.	Description

2.1	Merger Agreement dated November 23, 2019, by and among Medicine Man Technologies, Inc., PBS Merger Sub, LLC, Mesa Organics Ltd., James Parco, and Pamela Parco (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed November 29, 2019 (Commission File No. 001-55450))
2.2	First Amendment dated April 16, 2020 to Merger Agreement dated November 23, 2019, by and among Medicine Man Technologies, Inc., PBS Merger Sub, LLC, Mesa Organics Ltd., James Parco, and Pamela Parco (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed April 24, 2020 (Commission File No. 001-55450))
2.3	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Colorado Health Consultants, LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.4	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Citi-Med LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.5	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Lucky Ticket LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.6	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Kew LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.7	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB Aurora LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.8	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB Arapahoe LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.9	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB 44th LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.10	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Pueblo LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.8 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.11	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Louisville LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.9 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.12	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Niwot LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.10 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.13	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Alameda LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.11 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))

Exhibit No.	Description
2.14	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Longmont LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.12 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.15	Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Commerce City LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.13 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 001-55450))
2.16	Omnibus Amendment No. 1 dated September 15, 2020 to Asset Purchase Agreements dated June 5, 2020 (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed September 21, 2020 (Commission File No. 001-355450))
2.17	Omnibus Amendment No. 2 to Asset Purchase Agreement, dated as of December 17, 2020, by and among SBUD LLC, Medicine Man Technologies, Inc., and each signatory thereto designated as a seller (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 001-55450))
2.18+	Asset Purchase Agreement, dated May 27, 2021, by and among SCG Holding, LLC, Medicine Man Technologies, Inc., SCG Services, LLC, and John Sakun and Vladimir Sakun (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed June 2, 2021 (Commission File No. 000-55450))
2.19+	Agreement of Purchase and Sale, dated May 27, 2021, by and between SCG Holding, LLC and BWR L.L.C. (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed June 2, 2021 (Commission File No. 000-55450))
2.20+	Asset Purchase Agreement, dated June 25, 2021, by and among Double Brow, LLC, Medicine Man Technologies, Inc., BG3 Investments, LLC, Black Box Licensing, LLC, and Brian Searchinger (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed July 1, 2021 (Commission File No. 000-55450))
2.21	Amendment No. 1 to Asset Purchase Agreement, dated October 28, 2021, by and among Double Brow, LLC, Medicine Man Technologies, Inc., BG3 Investments, LLC, Black Box Licensing, LLC, and Brian Searchinger (Incorporated by reference to Exhibit 99.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed January 31, 2022 (Commission File No. 000-55450))
2.22+	Asset Purchase Agreement, dated August 20, 2021, by and among Double Brow, LLC, Brow 2, LLC and Brian Welsh (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed August 26, 2021 (Commission File No. 000-55450))
2.23	Agreement and Plan of Merger, dated November 15, 2021, by and among Medicine Man Technologies, Inc., Emerald Fields Merger Sub, LLC, MCG, LLC, the Members of MCG, LLC, and Donald Douglas Burkhalter and James Gulbrandsen as Member Representatives. (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed November 16, 2021 (Commission File No. 000-55450))
2.24	Amendment No. 1 to Agreement and Plan of Merger, dated February 9, 2022, by and among Medicine Man Technologies, Inc., Emerald Fields Merger Sub, LLC, MCG, LLC, the Members of MCG, LLC, and Donald Douglas Burkhalter and James Gulbrandsen as Member Representatives (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))
2.25	Contract to Buy and Sell Real Estate (Commercial), dated January 26, 2022, by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))
2.26	Rider to Contract to Buy and Sell Real Estate by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))
2.27	Amendment to Rider to Contract to Buy and Sell Real Estate by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.5 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))
2.28	Second Amendment to Rider to Contract to Buy and Sell Real Estate by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.6 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))
2.29***	Asset Purchase Agreement, dated November 13, 2021, by and among Double Brow, LLC, Smoking Gun, LLC, Smoking Gun Land Company, LLC, and the Members defined therein(Incorporated by reference to Exhibit 2.29 to Medicine Man Technologies, Inc.'s Annual Report on Form 10-K filed March 31, 2022 (Commission File No. 000-55450))
2.30	Purchase Agreement, dated November 29, 2021, by and among Medicine Man Technologies, Inc., Nuevo Holding, LLC, Nuevo Elemental Holding, LLC, Reynold Greenleaf & Associates, LLC, William N. Ford, Elemental Kitchen and Labs, LLC and the Equityholders Named Therein (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 3, 2021 (Commission File No. 000-55450))

Exhibit No.	Description
2.31 +	Modification Agreement, dated February 8, 2022, by and among Medicine Man Technologies, Inc., Nuevo Holding, LLC, Nuevo Elemental Holding, LLC and William N. Ford in his capacity as Representative under the Purchase Agreement, dated November 29, 2021 (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 000-55450))
2.32	Call Option Agreement, dated February 8, 2022, by and between Nuevo Holding, LLC and R. Greenleaf Organics, Inc. (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 000-55450))
3.1	Articles of Incorporation of Medicine Man Technologies filed with the Secretary of State of Nevada on March 20, 2014 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-1 filed April 14, 2015 (Commission File No. 333-203424))
3.2	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 25, 2014 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-1 filed April 14, 2015 (Commission File No. 333-203424))
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 13, 2019 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2019 (Commission File No. 001-55450))
3.4	Certificate of Designation of Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of Nevada on December 16, 2020 (Incorporated by reference to Exhibit 3.4 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
3.5	Certificate of Amendment to Designation of Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of Nevada on March 1, 2021 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 001-55450))
3.6	Complete Articles of Incorporation together with all Certificates of Amendment and the Certificate of Designation of Series A Cumulative Convertible Preferred Stock, as amended (Incorporated by reference to Exhibit 3.6 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
3.7	Certificate of Amendment to Designation, dated March 1, 2021 (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
3.8	Amended and Restated Bylaws of Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 11, 2019 (Commission File No. 001-55450))
4.1***	Description of Capital Stock of Medicine Man Technologies, Inc.
4.2*	Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-8 filed June 12, 2017 (Commission File No. 333-218662))
4.3*	Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2019 (Commission File No. 001-55450))
4.4*	Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2020 (Commission File No. 001-55450))
4.5	Form of Warrant to Purchase Common Stock of Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 4.5 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
4.6	Warrant to Purchase Common Stock of Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 4.6 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
4.7	Convertible Note and Security Agreement, dated December 16, 2020, issued to Dye Capital & Company, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 001-55450))
4.8***	Form of Warrant to Purchase Common Stock of Medicine Man Technologies, Inc. issued to Star Buds Sellers and Members(Incorporated by reference to Exhibit 4.8 to Medicine Man Technologies, Inc.'s Annual Report on Form 10-K filed March 31, 2022 (Commission File No. 000-55450))
4.9	Warrant to Purchase Common Stock, dated February 26, 2021, issued by Medicine Man Technologies, Inc. to SHWZ Altmore, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
4.10	Indenture, dated December 7, 2021, among Medicine Man Technologies, Inc., the Subsidiary Guarantors, Chicago Atlantic Admin, LLC, in its capacity as collateral agent, and Ankura Trust Company, LLC, as Trustee (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))
4.11	Form of 13% Senior Secured Convertible Note Due December 7, 2026 issued by Medicine Man Technologies, Inc. to each Investor thereto (Incorporated by reference to Exhibit 4.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))
4.12 ++	Security Agreement, dated December 7, 2021, entered into by Medicine Man Technologies, Inc. and the Subsidiary Guarantors party thereto, in favor of Chicago Atlantic Admin, LLC, in its capacity as the collateral agent (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))

Exhibit No.	Description
4.13 ++	Intercreditor Agreement, dated December 7, 2021, entered into among Medicine Man Technologies, Inc., the Subsidiary Guarantors, Chicago Atlantic Admin, LLC, as collateral agent for the Convertible Notes Secured Parties, GGG Partners LLC, as collateral agent for the Credit Agreement Secured Parties, Naser Joudeh, as collateral agent for the StarBuds Seller Secured Parties, Colorado Health Consultants LLC, StarBuds Aurora LLC, SB Arapahoe LLC, StarBuds Commerce City LLC, StarBuds Pueblo LLC, StarBuds Alameda LLC, Citi-Med LLC, StarBuds Louisville, LLC, Kew LLC, Lucky Ticket LLC, StarBuds Niwot LLC, LM MJC LLC, and Mountain View 44th LLC (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))
4.14	Note Guarantee, dated December 7, 2021, entered into by each Subsidiary Guarantor (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))
4.15	Security Agreement, dated December 17, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Alameda LLC, as secured party (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.16	Security Agreement, dated December 17, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Pueblo LLC, as secured party (Incorporated by reference to Exhibit 4.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.17	Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and LM MJC LLC, as secured party (Incorporated by reference to Exhibit 4.3 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.18	Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Lucky Ticket LLC, as secured party (Incorporated by reference to Exhibit 4.4 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.19	Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Commerce City, as secured party (Incorporated by reference to Exhibit 4.5 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.20	Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Niwot LLC, as secured party (Incorporated by reference to Exhibit 4.6 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.21	Security Agreement, dated February 4, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Colorado Health Consultants, LLC, as secured party (Incorporated by reference to Exhibit 4.7 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.22	Security Agreement, dated February 4, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Mountain View 44th LLC, as secured party (Incorporated by reference to Exhibit 4.8 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.23	Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Citi-Med LLC, as secured party (Incorporated by reference to Exhibit 4.9 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.24	Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and KEW LLC, as secured party (Incorporated by reference to Exhibit 4.10 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.25	Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and SB Arapahoe LLC, as secured party (Incorporated by reference to Exhibit 4.11 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.26	Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Aurora LLC, as secured party (Incorporated by reference to Exhibit 4.12 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.27	Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Louisville LLC, as secured party (Incorporated by reference to Exhibit 4.13 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

Exhibit No.	Description
4.28	Loan Agreement, dated February 26, 2021, among Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as borrowers, SHWZ Altmore, LLC, as lender, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
4.29	Promissory Note, dated February 26, 2021, issued by Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as borrowers, to SHWZ Altmore, LLC, as lender (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
4.30	Security Agreement, dated February 26, 2021, between Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as grantors, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.6 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
4.31	Parent Guaranty, dated February 26, 2021, between Medicine Man Technologies, Inc, as guarantor, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.7 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
4.32	First Amendment to Loan Agreement, dated July 28 2021, by and among Mesa Organics Ltd., SHWZ Altmore, LLC and GGG Partners, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed August 3, 2021 (Commission File No. 000-55450))
4.33***	Promissory Note, dated February 8, 2022, issued by Nuevo Holding, LLC to Reynold Greenleaf & Associated, LLC(Incorporated by reference to Exhibit 4.33 to Medicine Man Technologies, Inc.'s Annual Report on Form 10-K filed March 31, 2022 (Commission File No. 000-55450))
10.1	Technology License Agreement effective as of May 1, 2014 between Medicine Man Production Corporation and Medicine Man Technologies Inc. (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-1 filed April 14, 2015 (Commission File No. 333-203424))
10.2	Form of Medicine Man Technologies License Agreement by and between Medicine Man Technologies, Inc. and the Licensees identified therein (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.’s Amendment to Registration Statement on Form S-1/A filed September 11. 2015 (Commission File No. 333-203424))
10.3	Share Exchange Agreement as of February 27, 2017 among Medicine Man Technologies, Inc., Success Nutrients, Inc. and the shareholders of Success Nutrients, Inc. (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 17, 2017 (Commission File No. 000-55450))
10.4	Agreement and Plan of Merger as of February 27, 2017 among Medicine Man Technologies, Inc., Medicine Man Consulting, Inc. and Pono Publications Ltd. (Agreement between the Company and Pono Publications, Inc. (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 17, 2017 (Commission File No. 000-55450))
10.5	Office Building Lease as of January 31, 2017 by and between Havana Gold LLC and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.6 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 17, 2017 (Commission File No. 000-55450))
10.6	Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 6, 2019 (Commission File No. 001-55450))
10.7	Amendment to Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’ s Current Report on Form 8-K filed July 17, 2019 (Commission File No. 001-55450))
10.8	Amendment to Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’ s Current Report on Form 8-K filed May 22, 2020 (Commission File No. 001-55450))
10.12*	Employment Agreement dated December 5, 2019 by and between Justin Dye and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.10 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.13*	Employment Agreement dated December 5, 2019 by and between Nancy Huber and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.11 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.14*	Amendment to Employment Agreement dated February 6, 2020 by and between Nancy Huber and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.12 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.15*	Employment Agreement as of December 5, 2020 by and between Bob DeGabrielle and Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 10.13 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))
10.16*	Employment Agreement dated August 12, 2019 by and between Daniel R. Pabon and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.14 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 001-55450))

Exhibit No.	Description
10.17*	Employment Agreement dated March 1, 2020 by and between Nirup Krishnamurthy and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed September 15, 2020 (Commission File No. 001-55450))
10.19	Securities Purchase Agreement, dated November 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Quarterly Report on Form 10-Q filed November 16, 2020 (Commission File No. 000-55450))
10.20	Amendment to Securities Purchase Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))
10.21	Second Amendment to Securities Purchase Agreement, dated February 3, 2021, between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed February 9, 2021 (Commission File No. 000-55450))
10.22	Third Amendment to Securities Purchase Agreement, dated March 30, 2021, between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.25 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
10.23	Letter Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC(Incorporated by reference to Exhibit 10.21 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
10.24	Note Purchase Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital & Company, LLC (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))
10.25	Consent, Waiver and Amendment, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))
10.26 *	Paul Dickman Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.24 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))
10.27	Securities Purchase Agreement, dated February 26, 2021, between Medicine Man Technologies, Inc. and CRW Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))
10.28	Letter Agreement, dated February 26, 2021, between Medicine Man Technologies, Inc. and CRW Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.' Quarterly Report on Form 10-Q filed May 13, 2021 (Commission File No. 000-55450))
10.29	Severance Agreement and Release between Leonardo Riera and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.' Quarterly Report on Form 10-Q filed May 13, 2021 (Commission File No. 000-55450))
10.30 *, ***	First Amendment to Justin Dye Employment Agreement, dated June 14, 2021(Incorporated by reference to Exhibit 10.30 to Medicine Man Technologies, Inc.'s Annual Report on Form 10-K filed March 31, 2022 (Commission File No. 000-55450))
10.31 *	Second Amendment to Nancy Huber Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))
10.32 *	First Amendment to Nirup Krishnamurthy Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))
10.33 *	First Amendment to Dan Pabon Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))
10.34++	Securities Purchase Agreement, dated December 3, 2021, among Medicine Man Technologies, Inc., the Subsidiary Guarantors and the Investors (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))
10.35 *,**	Description of unwritten cash bonus plan adopted June 14, 2021

Exhibit No.	Description

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed April 14, 2016 (Commission File No. 000-55450))
21.1***	List of Subsidiaries
23.1***	Consent of BF Borgers CPA PC
31.1***	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

 ____________________

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Previously filed with the Original 10-K.
#	Previously furnished with the Original 10-K.
+	Certain exhibits and schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the SEC upon request.
++	Certain information has been redacted pursuant to Instruction 5 to Item 1.01 of Form 8-K and Item 601(a)(6) of Regulation S-K. The Company hereby undertakes to supplementally furnish any redacted information to the SEC upon request.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: May 2, 2022	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Nancy Huber
Nancy Huber
Chief Financial Officer
(Principal Financial and Accounting Officer)

