Form 10-Q
period 2022-03-31
Medicine Man Technologies, Inc.
filed 2022-05-16
CIK 1622879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the Registrant had 52,746,376 shares of Common Stock outstanding.

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

Factors and risks that may cause or contribute to actual events, results, performance or achievements differing from these forward-looking statements include, but are not limited to, for example:

•	regulatory limitations on our products and services;

•	our ability to complete and integrate announced acquisitions;

•	general industry and economic conditions;

•	our ability to access adequate capital upon terms and conditions that are acceptable to us;

•	volatility in credit and market conditions; and

•	other risks and uncertainties related to the cannabis market and our business strategy.

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

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$47,688,094	$106,400,216
Accounts receivable, net of allowance for doubtful accounts	4,196,533	3,866,828
Inventory	16,380,765	11,121,997
Note receivable - current, net	107,500	–
Prepaid expenses and other current assets	3,008,326	2,523,214
Total current assets	71,381,218	123,912,255
Non-current assets
Fixed assets, net accumulated depreciation of $2,390,922 and $1,988,973, respectively	16,601,696	10,253,226
Goodwill	123,898,211	43,316,267
Intangible assets, net of accumulated amortization of $9,791,597 and $7,652,750, respectively	95,443,483	97,582,330
Marketable securities, net of unrealized loss of $8,549 and gain of $216,771, respectively	485,004	493,553
Note receivable – noncurrent, net	–	143,333
Accounts receivable – litigation	290,648	303,086
Other noncurrent assets	1,384,863	514,962
Operating lease right of use assets	13,721,007	8,511,780
Total non-current assets	246,625,418	161,118,537
Total assets	$318,006,636	$285,030,792

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,106,503	$2,548,885
Accounts payable - related party	100,128	36,820
Accrued expenses	15,308,676	5,592,222
Derivative liabilities	48,340,485	34,923,013
Notes payable - related party	134,498	134,498
Income taxes payable	3,287,635	2,027,741
Total current liabilities	70,277,925	45,263,179
Long term debt	117,863,486	97,482,468
Lease liabilities	14,082,673	8,715,480
Total long-term liabilities	131,946,159	106,197,948
Total liabilities	202,224,084	151,461,127

Stockholders' equity
Common stock, $0.001 par value. 250,000,000 shares authorized; 53,484,820 shares issued and 52,746,376 shares outstanding at March 31, 2022 and 45,455,490 shares issued and 44,717,046 shares outstanding as of December 31, 2021.	53,486	45,485
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 86,994 shares issued and 82,594 outstanding at March 31, 2022 and December 31, 2021 and 10,000,000 shares authorized.	87	87
Additional paid-in capital	171,798,685	162,815,097
Accumulated deficit	(54,552,670)	(27,773,968)
Common stock held in treasury, at cost, 517,044 shares held as of March 31, 2022 and December 31, 2021.	(1,517,036)	(1,517,036)
Total stockholders' equity	115,782,552	133,569,665
Total liabilities and stockholders' equity	$318,006,636	$285,030,792

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three Months Ended March 31, 2022 and 2021

	For the Three Months Ended
	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Operating revenues
Retail	$26,525,716	$11,816,200
Wholesale	5,207,388	7,446,265
Other	44,450	77,650
Total revenue	31,777,554	19,340,115
Cost of goods and services
Cost of goods and services	20,840,051	12,087,111
Total cost of goods and services	20,840,051	12,087,111
Gross profit	10,937,503	7,253,004
Operating expenses
Selling, general and administrative expenses	6,855,711	3,189,638
Professional services	2,584,472	2,195,108
Salaries	5,296,777	1,869,358
Stock based compensation	991,083	1,483,806
Total operating expenses	15,728,043	8,737,910
Loss from operations	(4,790,540)	(1,484,906)
Other income (expense)
Interest expense, net	(7,302,254)	(961,282)
Unrealized loss on derivative liabilities	(13,417,472)	(1,253,814)
Other expense	7	–
Gain (loss) on sale of assets	–	292,479
Unrealized gain on investments	(8,549)	214,630
Total other expense	(20,728,268)	(1,707,987)
Provision for income taxes	1,259,894	456,614
Net loss	$(26,778,702)	$(3,649,507)

Less: Accumulated preferred stock dividends for the period	(1,743,444)	–
Net loss attributable to common stockholders	$(28,522,146)	$(3,649,507)

Earnings (loss) per share attributable to common stockholders
Basic earnings (loss) per share	$(0.61)	$(0.09)
Weighted average number of shares outstanding - basic	46,841,971	42,616,309

Comprehensive loss	$(26,778,702)	$(3,649,507)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2020	19,716	$20	42,601,773	$42,602	$85,357,835	$(42,293,098)	432,732	$(1,332,500)	$41,774,859

Net income (loss)	–	–	–	–	–	(3,649,507)	–	–	(3,649,507)
Issuance of stock as payment for acquisitions	20,240	20	–	–	20,239,980	–	–	–	20,240,000
Issuance of common stock as compensation to employees, officers and/or directors	–	–	218,042	218	444,588	–	–	–	444,806
Issuance of preferred stock in connection with sales made under private or public offerings	47,310	47	–	–	50,449,160	–	–	–	50,449,207
Conversion of preferred stock to common stock	–	–	–	–	–	(880,471)	–	–	(880,471)
Return of common stock	–	–	–	–	–	–	55,488	(113,196)	(113,196)
Stock based compensation expense related to common stock options	–	–	–	–	1,039,000	–	–	–	1,039,000

Balance, March 31, 2021	87,266	$87	42,819,815	$42,820	$157,530,563	$(46,823,076)	488,220	$(1,445,696)	$109,304,698

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2021	86,994	$87	45,484,314	$45,485	$162,815,097	$(27,773,968)	517,044	$(1,517,036)	$133,569,665

Net income (loss)	–	–	–	–	–	(26,778,702)	–	–	(26,778,702)
Issuance of stock as payment for acquisitions	–	–	8,506	8,001	7,992,505	–	–	–	8,200,506
Stock based compensation expense related to common stock options	–	–	–	–	991,083	–	–	–	991,083

Balance, March 31, 2022	86,994	$87	53,484,820	$53,486	171,798,685	$(54,552,670)	517,044	$(1,517,036)	$115,782,552

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income (loss) for the period	(26,778,702)	(3,649,507)
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	2,540,796	1,790,568
Loss on change in derivative liabilities	13,417,472	1,253,814
(Gain) loss on investment, net	8,549	(214,630)
Stock based compensation	991,083	1,483,806
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	(120,388)	(1,014,189)
Inventory	6,628,634	225,878
Prepaid expenses and other current assets	104,888	(12,816)
Other assets	(867,401)	(371,831)
Operating leases right of use assets and liabilities	157,966	33,334
Accounts payable and other liabilities	8,488,283	2,224,092
Deferred revenue	–	(50,000)
Income taxes payable	1,259,894	–
Net cash provided by operating activities	5,831,074	1,698,519

Cash flows from investing activities:
Cash consideration for acquisition of business	(90,317,153)	(65,109,039)
Purchase of fixed assets	(2,607,567)	(633,114)
Issuance of notes receivable	–	141,680
Net cash used in investing activities	(92,924,719)	(65,600,473)

Cash flows from financing activities:
Proceeds from issuance of debt	18,203,332	39,748,852
Debt issuance and discount costs	2,177,685	599,389
Repayment of notes payable	–	(5,000,000)
Proceeds from issuance of common stock, net of issuance costs	8,000,506	50,282,798
Net cash provided by financing activities	28,381,522	85,631,039

Net (decrease) increase in cash and cash equivalents	(58,712,122)	21,729,085
Cash and cash equivalents at beginning of period	106,400,216	1,231,235
Cash and cash equivalents at end of period	$47,688,094	$22,960,320

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,722,639	$897,247
Issuance of stock as payment for acquisitions	8,000,506	20,239,980

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

In 2017, the Company acquired additional cultivation intellectual property through the acquisition of Success Nutrients™ and Pono Publications, including the rights to the book titled “Three A Light” and its associated cultivation techniques, which have been part of the Company’s products and services offerings since the acquisition. The Company acquired Two J’s LLC d/b/a The Big Tomato (“The Big Tomato”) in 2018, which operates a retail location in Aurora, Colorado. It has been a leading supplier of hydroponics and indoor gardening supplies in the metro Denver area since May 2001. The Company was focused on cannabis dispensary and cultivation consulting and providing equipment and nutrients to cannabis cultivators until its first plant touching acquisition in April of 2020. In 2019, due to the changes in Colorado law permitting non-Colorado resident and publicly traded investment into “plant-touching” cannabis companies, the Company made a strategic decision to move toward direct plant-touching operations. The Company developed a plan to roll up a number of direct plant-touching dispensaries, manufacturing facilities, and cannabis cultivations with a target to be one of the largest seed to sale cannabis businesses in Colorado. In April 2020, the Company acquired its first plant-touching business, Mesa Organics Ltd. (“Mesa Organics”), which consists of four dispensaries and one manufacturing infused products facility, d/b/a Purplebee’s.

On April 20, 2020, the Company rebranded and since then conducts its business under the trade name, Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol SHWZ.

On December 17, 2020, the Company acquired the assets of (i) Starbuds Pueblo LLC, and (ii) Starbuds Alameda LLC under separate asset purchase agreements. On December 18, 2020, the Company acquired the assets of (i) Starbuds Commerce City LLC, (ii) Lucky Ticket LLC, (iii) Starbuds Niwot LLC, and (iv) LM MJC LLC under separate asset purchase agreements. On February 4, 2021, the Company acquired the assets of (i) Colorado Health Consultants LLC, and (ii) Mountain View 44th LLC under separate asset purchase agreements. On March 2, 2021, the Company acquired the assets of (i) Starbuds Aurora LLC, (ii) SB Arapahoe LLC, (iii) Citi-Med LLC, (iv) Starbuds Louisville LLC, and (v) KEW LLC under separate asset purchase agreements. The Company refers to the counterparties to these transactions as “Star Buds” and this series of acquisitions as the “Star Buds Acquisition.”

In addition, on December 16, 2020, the Company issued and sold a Convertible Promissory Note and Security Agreement in the original principal amount of $5,000,000 to Dye Capital & Company, LLC (“Dye Capital”). On February 26, 2021, Dye Capital converted all outstanding amounts under the note into 5,060 shares of our Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

On July 21, 2021, the Company acquired the assets of Southern Colorado Growers under the applicable asset purchase agreement.

On December 3, 2021, the Company and all the Subsidiary Guarantors (as defined in the Indenture (as defined below)) entered into a Securities Purchase Agreement with 31 accredited investors (the “Note Investors”), pursuant to which the Company agreed to issue and sell to the Note Investors 13% senior secured convertible notes due December 7, 2026 (the “Investor Notes”) in an aggregate principal amount of $95,000,000 for an aggregate purchase price of $93,100,000 (reflecting an original issue discount of $1,900,000, or 2%) in a private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes pursuant to the Indenture entered into among the Company, Chicago Admin, LLC, as collateral agent, Ankura Trust Company, LLC, as trustee, and the Subsidiary Guarantors party thereto (the “Indenture”). The Company received net proceeds of approximately $92 million at the closing, after deducting a commission to the placement agent and estimated offering expenses. The Investor Notes will mature five years after issuance unless earlier repurchased, redeemed, or converted. The Investor Notes bear interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Notes were subject to an annual interest rate of 9%, with the remainder of the accrued interest payable as an increase to the principal amount of the Investor Notes. The proceeds from the Investor Notes are required to be used to fund previously identified acquisitions and other growth initiatives.

On December 21, 2021, the Company acquired the assets of Smoking Gun Apothecary (“Smoking Gun”) under the applicable asset purchase agreement.

On January 26, 2022, the Company acquired the assets BG3 Investments, LLC, dba Drift (“Drift”), and Black Box Licensing, LLC under the applicable asset purchase agreement.

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

On February 9, 2022, the Company acquired MCG, LLC (“MCG”) pursuant to the terms of an Agreement and Plan of Merger, dated November 15, 2021, with Emerald Fields Merger Sub, LLC, a wholly-owned subsidiary of the Company, MCG, MCG’s owners, and Donald Douglas Burkhalter and James Gulbrandsen in their capacity as the Member Representatives, as amended on February 9, 2022.

On February 15, 2022, Double Brow, LLC (“Double Brow”) acquired substantially all of the operating assets of Brow 2, LLC (“Brow”) related to its indoor cannabis cultivation operations located in Denver, Colorado (other than assets expressly excluded) and assumed certain liabilities for contracts acquired pursuant to the terms of the Asset Purchase Agreement, dated August 20, 2021, among Double Brow, Brow, and Brian Welsh, as the owner of Brow.

On March 11, 2022, the Company entered into an Asset and Personal Goodwill Purchase Agreement (the “Urban Purchase Agreement”) with Double Brow, Urban Health & Wellness, Inc. d/b/a Urban Dispensary (“Urban Dispensary”), Productive Investments, LLC (“Productive Investments”), and Patrick Johnson (together with Productive Investments, the “Equityholders”), pursuant to which the Double Brow will purchase (i) all of Urban Dispensary’s assets used or held for use in Urban Dispensary’s business of owning and operating a retail marijuana store and a grow facility, each located in Denver, Colorado, and (ii) all of Equityholders’ personal goodwill arising from Equityholders’ independent, separate, individual and personal efforts relating to Urban Dispensary’s business on the terms and subject to the conditions set forth in the Urban Purchase Agreement (the “Urban Asset Purchase”), and assume obligations under contracts acquired as part of the Urban Asset Purchase. The aggregate consideration for the Urban Asset Purchase will be up to $1,317,500 million in cash and shares of Common Stock in an amount equal to $1,900,000 divided by the price per share of the Common Stock as of market close on the first trading day immediately before the closing. The Company will deposit $30,000 of the cash portion of the purchase price as an earnest money deposit with Urban Dispensary. The Company will hold back $288,000 of the stock consideration at closing as collateral for potential claims for indemnification from Urban Dispensary under the Urban Purchase Agreement. Any portion of the held back cash consideration not used to satisfy indemnification claims will be released to Urban Dispensary on the 18-month anniversary of the closing date of the Urban Asset Purchase.

On March 17, 2022, the Company announced that its Common Stock was approved for listing on the NEWO, a tier one Canadian Stock exchange based in Toronto, Ontario. The Common Stock began trading on the NEO on March 23, 2022.

1.	Liquidity and Capital Resources

During the quarters ended March 31, 2022 and 2021, the Company primarily used revenues from its operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $47,688,094 and $106,400,216 classified as cash and cash equivalents as of March 31, 2022, and December 31, 2021, respectively.

The Company maintains its cash balances with financial institutions. At times, such cash may be more than the insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

2.	Critical Accounting Policies and Estimates

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2021 and 2020, as presented in the Company’s Annual Report on Form 10-K filed on March 31, 2022 with the SEC.

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

The Company’s financial instruments include cash, accounts receivable, notes receivable, accounts payable and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of the Company’s debt, including notes payable, approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us. The Company’s derivative liability was adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2022 and December 31, 2021, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31,	December 31,
	2022	2021
Level 1 - Marketable Securities Available-for-Sale - Recurring	485,004	493,553

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

The following table depicts the composition of our accounts receivable as of March 31, 2022, and December 31, 2021:

	March 31,	December 31,
	2022	2021

Accounts receivable - trade	$4,331,579	$4,001,874
Accounts receivable - litigation, non-current	290,648	303,086
Allowance for doubtful accounts	(135,046)	(135,046)
Total accounts receivable	$4,487,181	$4,169,914

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

Notes Receivable

On March 12, 2021, the Company sold equipment to Colorado Cannabis Company LLC (“Colorado Cannabis”). Colorado Cannabis is obligated to pay $215,000, payable in equal monthly installments for 24 months commencing 30 days from the date of taking possession of the equipment pursuant to the Purchase and Sale Agreement, dated January 29, 2021. As of March 31, 2022, the outstanding balance, including penalties for late payments, on the receivable from Colorado Cannabis totaled $107,500.

Prepaid Expenses and Other Assets (Current and Non-Current)

Prepaid expenses and other assets as of March 31, 2022 and December 31, 2021 were $4,393,189 and $3,038,176, respectively. As of March 31, 2022, this balance included $3,516,659 in prepaid expenses and $876,530 in security deposits. As of December 31, 2021, other assets included $2,523,215 in prepaid expenses and $514,962 in security deposits. Prepaid expenses were primarily comprised of insurance premiums, membership dues, conferences and seminars, and other general and administrative costs.

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

The Company performed its annual fair value assessment as of December 31, 2021, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists. No additional factors or circumstances existed as of March 31, 2022, that would indicate impairment.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2021, on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

Accounts Payable

Accounts payable as of March 31, 2022 and December 31, 2021 were $3,106,503 and $2,585,705, respectively and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of March 31, 2022 and December 31, 2021 were $15,308,676 and $5,592,222, respectively. As of March 31, 2022, this was comprised of accrued payroll of $1,010,690, operating expenses of $13,797,986, and escrow payable of $500,000 which bears a 3% interest related to the Brow acquisition. As of December 31, 2021, this was comprised of accrued payroll of $301,312 and operating expenses of $5,290,910.

Revenue Recognition

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

The Company’s retail and wholesale segment revenues are recorded at the time that control of the products is transferred to customers. In evaluating the timing of the transfer of control of products to customers, the Company considers several indicators, including significant risks and rewards of products, its right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to customers.

The Company’s other segment revenue consists of other income related to, licensing and consulting services, facility design services, facility management services, the Company’s Three A Light™ publication, and corporate operations. Revenue is recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved and target harvest yields are exceeded or earned upon the completion of the seminar. The Company also recognizes expense reimbursement from clients as revenue for expenses incurred during certain jobs.

Costs of Goods and Services Sold

Costs of goods and services sold are comprised of related expenses incurred while supporting the implementation and sales of the Company’s products and services.

General and Administrative Expenses

General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s products and services.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $723,574 for the three months ended March 31, 2022, as compared to $11,685 for the three months ended March 31, 2021.

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

On June 20, 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Previously, share-based payment arrangements to nonemployees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services were accounted for under ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date, which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award, which is the same as share-based payments for employees. The Company adopted the requirements of the new rule as of January 1, 2019, the effective date of the new guidance.

The Company recognized $991,083 in expense for stock-based compensation from Common Stock options and Common Stock issued to employees, officers, and directors during the three months ended March 31, 2022, and $1,483,806 in expenses for stock-based compensation from the issuance of Common Stock to employees, officers, directors and/or contractors during the three months ended March 31, 2021.

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

As the Company operates in the cannabis industry, it is subject to the limits of Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales, manufacturing or cultivation of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize almost all leases on the balance sheet as a Right-of-Use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

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

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842),which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

4.	Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	March 31,	December 31,
	2022	2021
Furniture and fixtures	$1,256,324	$300,798
Leasehold improvements	912,724	853,599
Vehicles, machinery, and tools	2,208,794	2,152,129
Land	35,000	35,000
Servers & Office Equipment	91,373	–
Software, servers and equipment	2,320,576	2,550,154
Land Improvements	2,784,932	–
Building	2,910,976	2,910,976
PC & Peripherals	385,387	–
Construction in process	6,086,532	3,439,543
Total Asset Cost	$18,992,618	$12,242,199
Less: Accumulated depreciation	(2,390,922)	(1,988,973)
Total property and equipment, net of depreciation	$16,601,696	$10,253,226

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture and fixtures	3-5 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Vehicles, machinery and tools	3-5 years
Land	Indefinite
Software, servers and equipment	3 years
Building	39 years

Depreciation expense for the three months ended March 31, 2022 and 2021 was $401,949 and $194,637, respectively.

5.	Intangible Asset

Intangible assets as of March 31, 2022 and December 31, 2021 were comprised of the following:

	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
License Agreements	$94,230,280	$(7,067,406)	$94,230,280	$(5,496,902)
Tradename	4,560,000	(1,073,667)	4,560,000	(845,667)
Customer Relationships	5,150,000	(1,176,119)	5,150,000	(933,690)
Non-compete	1,205,000	(444,472)	1,205,000	(348,056)
Product License and Registration	57,300	(18,918)	57,300	(17,963)
Trade Secret	32,500	(11,014)	32,500	(10,472)
Total	$105,235,080	$(9,791,597)	$105,235,080	$(7,652,750)

Amortization expense for the three months ended March 31, 2022 and 2021 was $2,138,847 and $1,595,931, respectively.

6.	Derivative Liability

Employee Common Stock

During the year ended December 31, 2019, the Company entered into employment agreements with certain key officers that contained contingent consideration provisions based upon the achievement of certain market condition milestones. The Company determined that each of these vesting conditions represented derivative instruments.

On January 8, 2019, the Company granted the right to receive 500,000 shares of restricted Common Stock to an officer, which would have vested at such time that that the Company’s stock price appreciated to $8.00 per share with defined minimum average daily trading volume thresholds. This right expired on January 8, 2022 and all expense had been recognized as of December 31, 2021.

On June 11, 2019, the Company granted the right to receive 1,000,000 shares of restricted Common Stock to an officer, which would have vested at such time that the Company’s stock price appreciated to $8.00 per share with defined minimum average daily trading volume thresholds. This right expired January 8, 2022 and all expense had been recognized as of December 31, 2021.

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

The fair value of these derivative liabilities is $0 as of March 31, 2022 and December 31, 2021, respectively.

Investor Note

The Company issued Investor Notes in an aggregate principal amount of $95,000,000 on December 7, 2021. A reconciliation of the beginning and ending balances of the derivative liabilities for the periods ended March 31, 2022 and December 31, 2021 were as follows:

Balance as of January 1, 2021	$–

Fair value of derivative liabilities on issuance date	48,936,674
Gain on derivative liability	(14,013,661)

Balance as of December 31, 2021	$34,923,013

Loss on derivative liability	13,417,472

Balance as of March 31, 2021	$48,340,485

The Company accounts for derivative instruments in accordance with the GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. In accordance with GAAP, a contract to issue a variable number of equity shares fails to meet the definition of equity and must instead be classified as a derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations at each period-end. The Company utilizes a Monte Carlo simulation in determining the appropriate fair value. The derivative liability will ultimately be converted into the Company’s equity when the Investor Notes are converted or will be extinguished on the repayment of the Investor Notes. The derivative liability will not result in the outlay of any additional cash by the Company. Upon initial recognition, the Company recorded a derivative liability and debt discount of $48,936,674 in relation to the derivative liability portion of the Investor Notes. The Company recorded $1,756,173 and $458,885 in amortization related to the debt discount for the periods ended March 31, 2022 and December 31, 2021, respectively.

7.	Related Party Transactions

Transactions Involving Former Directors, Executive Officers or Their Affiliated Entities

During the year ended December 31, 2019, the Company made loans to MedPharm Holdings LLC (“MedPharm”) totaling $767,695 evidenced by promissory notes with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. On August 1, 2020, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with MedPharm pursuant to which (i) the parties agreed that the outstanding amount owed by MedPharm to the Company was $767,695 of principal and $47,161 in accrued and unpaid interest, (ii) MedPharm paid the Company $100,000 in cash, (iii) Andrew Williams returned 175,000 shares of Common Stock to the Company, as partial repayment of the outstanding balance at a value of $1.90 per share. These shares are held in treasury. The remaining outstanding principal and interest of $181,911 due and payable by MedPharm under the Settlement Agreement was to be paid out in bi-weekly installments of product by scheduled deliveries through June 30, 2021. This amount was paid off on April 19, 2021.

Transactions with Entities Affiliated with Justin Dye

The Company has participated in several transaction involving Dye Capital, Dye Capital Cann Holdings, LLC (“Dye Cann I”) and Dye Capital Cann Holdings II, LLC (“Dye Cann II”). Justin Dye, the Company’s Chief Executive Officer, one of its directors, and the largest beneficial owner of Common Stock and Preferred Stock, controls Dye Capital and Dye Capital controls Dye Cann I and Dye Cann II. Dye Cann I is the largest holder of the Company’s outstanding Common Stock. Dye Cann II is a significant holder of our Preferred Stock. Mr. Dye has sole voting and dispositive power over the securities held by Dye Capital, Dye Cann I, and Dye Cann II.

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

The Company previously reported the terms of the Preferred Stock in the Company’s Current Report on Form 8-K filed on December 23, 2020.

During the year ended December 31, 2020, the Company recorded expenses of $66,264 with Tella Digital. As of December 31, 2021 the Company recorded expenses of $214,908. Tella Digital provides on-premise digital experience solutions for our retail dispensary locations. Mr. Dye is an indirect partial owner of and serves as Chairman of Tella Digital. Nirup Krishnamurthy, the Company’s Chief Operating Officer and one of its directors, is also an indirect partial owner of Tella Digital.

Transactions with Entities Affiliated with Jeffrey Cozad

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “CRW SPA”) with CRW Cann Holdings, LLC (“CRW”) pursuant to which the Company issued and sold 25,350 shares of Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of Common Stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock under the CRW SPA. On the same date, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Preferred Stock beneficially held by CRW on the applicable date on an as-converted to Common Stock basis divided by the total number of shares of Common Stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for Common Stock at the time of determination). Further, under the letter agreement, the Company will pay CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $150,000 in monthly installments of $12,500. On March 14, 2021, the Board appointed Jeffrey A. Cozad as a director to fill a vacancy on the Board. Mr. Cozad is a manager and owns 50% of CRW Capital, LLC, and he shares voting and disposition power over the shares of Preferred Stock held by CRW. Mr. Cozad and his family members indirectly own membership interests in CRW. The Company previously reported the terms of the CRW SPA and the CRW letter agreement in the Company’s Current Report on Form 8-K filed March 4, 2021.

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

Transactions with Entities Affiliated with Marc Rubin

On February 26, 2021, the Company entered into the CRW SPA with CRW, of which Marc Rubin is a beneficial owner. On December 7, 2021, the Company entered into a Securities Purchase Agreement with The Rubin Revocable Trust U/A/D 05/09/2011 pursuant to which the Company issued an Investor Note in the aggregate principal amount of $98,000 to The Rubin Revocable Trust for $100,000 in cash. The Investor Note bears interest at 13% per year payable quarterly commencing March 31, 2022 in cash for the amount equal to the amount payable on such date as if the Investor Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Rubin is a majority owner of The Rubin Revocable Trust and a beneficial owner of CRW.

Transactions with Entities Affiliated with Brian Ruden

The Company has participated in several transactions involving entities owned or affiliated with Brian Ruden, one of its directors, a beneficial owner of more than 5% of the Common Stock and a beneficial owner of more than 5% of the Preferred Stock.

Between December 17, 2020 and March 2, 2021, the Company’s wholly-owned subsidiary SBUD LLC consummated the Star Buds Acquisition. The Company previously reported the terms of the applicable purchase agreements and related amendments in the Company’s Current Reports on Form 8-K filed June 8, 2020, September 21, 2020, December 22, 2020, and March 8, 2021.

The aggregate purchase price for the Star Buds Acquisition was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, also referred to in this report as “seller note(s),” (iii) 29,500 shares of Preferred Stock, of which 25,075 shares were issued at the applicable closings and 4,425 shares are held in held in escrow and will be released post-closing to either the applicable sellers or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock to the sellers. As of March 31, 2022, the Company owed an aggregate principal amount of $44,250,000 under the seller notes. The Company has not paid any principal and has paid an aggregate of $5,665,887 of interest on the seller notes as of March 31, 2022. Mr. Ruden’s interest in the aggregate purchase price for the Star Buds Acquisition is as follows: (i) $13,727,490 in cash at the applicable closings, (ii) $13,727,490 in seller notes, (iii) 9,152 shares of Preferred Stock, of which 7,779 shares were issued at the applicable closings and 1,373 shares are held in held in escrow and will be released post-closing to either Mr. Ruden or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 1,715,936 shares of Common Stock to Mr. Ruden. The Company has paid Mr. Ruden an aggregate of $1,753,562 in interest on his seller notes as of March 31, 2022.

Mr. Ruden was a part-owner of each of the Star Buds companies that sold assets to SBUD LLC. Mr. Ruden owned 50% of Colorado Health Consultants LLC, 50% of Starbuds Aurora LLC, 50% of Starbuds Pueblo LLC, 50% of Starbuds Alameda LLC, 46% of SB Arapahoe LLC, 36% of Starbuds Commerce City LLC, 30% of Starbuds Louisville LLC, 25% of Starbuds Niwot LLC, 16.66% of Lucky Ticket LLC, 15% of KEW LLC, and 10% of LM MJC LLC.

In connection with acquiring the Star Buds assets for our Pueblo West, Niwot, Commerce City, Lakeside, Arapahoe and Aurora locations, SBUD LLC entered into a lease with each of 428 S. McCulloch LLC, Colorado Real Estate Holdings LLC, 5844 Ventures LLC, 5238 W 44th LLC, 14655 Arapahoe LLC and Montview Real Estate LLC, on substantially the same terms. Each of the leases is for an initial three-year term. The lease with 428 S. McCulloch LLC is for the Company’s Pueblo West Star Buds location and was effective on December 17, 2020. The lease with Colorado Real Estate Holdings LLC and 5844 Ventures LLC is for the Company’s Niwot and Commerce City Star Buds locations, respectively, and was effective on December 18, 2020. The lease with 5238 W 44th LLC is for the Company’s Lakeside Star Buds location and was effective on February 3, 2021. The lease with 14655 Arapahoe LLC and Montview Real Estate LLC is for the Company’s Arapahoe and Aurora locations, respectively, and was effective on March 2, 2021. The 428 S McCulloch LLC, 5844 Ventures LLC and 5238 W 44th LLC provides for a monthly rent payment of $5,000 with an aggregate of $180,000 during the initial term of the leases. The Colorado Real Estate Holdings LLC lease provides for a monthly rent payment of $6,779 with an aggregate of $244,044 during the initial term of the lease. The 14655 Arapahoe LLC lease provides for a monthly rent payment of $12,367 with an aggregate of $445,212 during the initial term of the lease. The Montview Real Estate LLC lease provides for a monthly rent of $6,250 with an aggregate of $225,000 during the initial term of the lease. During 2020, SBUD LLC made aggregate rent payments of $10,000. SBUD LLC made aggregate rent payments of $121,188 and $449,297 for the periods ending March 31, 2022 and December 31, 2021, respectively. In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms with escalation. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

On December 17, 2020, SBUD LLC entered into a Trademark License Agreement with Star Brands LLC under which Star Brands LLC licenses certain trademarks to SBUD LLC effective as of the closing of the entire Star Buds Acquisition. SBUD LLC has no payment obligation under this agreement. Mr. Ruden is a part-owner of Star Brands LLC.

In connection with the Star Buds Acquisition, the Company granted Mr. Ruden and Naser Joudeh the right designate individuals for election or appointment to the Board.

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

On June 3, 2017, the Company issued an aggregate of 7,000,000 shares of its Common Stock for 100% ownership of both Success Nutrients and Pono Publications. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $6,301,080 of goodwill.

On July 21, 2017, the Company issued 2,258,065 shares of its Common Stock for 100% ownership of Denver Consulting Group. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $3,003,226 of goodwill.

On September 17, 2018, the Company acquired The Big Tomato. The Company issued an aggregate of 1,933,329 shares of its Common Stock for 100% ownership of Big Tomato. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in the Company valuing the investment as $3,000,000 of goodwill.

On April 20, 2020, the Company acquired Mesa Organics. The aggregate purchase price after working capital adjustments was $2,609,500 of cash and 2,554,750 shares of Common Stock. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in the Company valuing the investment as $2,147,613 of goodwill.

From December 2020 through March 2021, the Company acquired thirteen Star Buds dispensaries and one cultivation facility. The aggregate purchase price was $118,000,000. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in the Company valuing the investment as $27,054,025 of goodwill.

On July 21, 2021, the Company acquired the assets of Southern Colorado Growers. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $1,810,323 of goodwill.

On December 21, 2021, the Company acquired the assets of Smoking Gun Apothecary. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $3,947,582 of goodwill.

On January 26, 2022, the Company acquired the assets of Drift. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $3,344,555 of goodwill and intangibles, however valuation has not been finalized.

On February 8, 2022, the Company acquired the assets of RGA and 100% of the equity of Elemental. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $34,933,869 of goodwill and intangibles, however valuation has not been finalized.

On February 9, 2022, the Company acquired MCG. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $27,422,594 of goodwill and intangibles, however valuation has not been finalized.

On February 15, 2022, the Company acquired the assets of Brow. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $5,733,850 of goodwill and intangibles, however valuation has not been finalized.

As of March 31, 2022, the Company had $118,698,717 of goodwill, which consisted of $6,301,080 from Success Nutrients and Pono Publications, $3,003,226 from Denver Consulting Group, $3,000,000 from The Big Tomato, $2,147,613 from Mesa Organics, $27,054,025 from Star Buds, $1,810,323 from Southern Colorado Growers, $3,947,582 from Smoking Gun Apothecary, $3,344,555 from Drift, $34,933,869 from RGA, $27,422,594 from MCG, $5,733,850 from Brow.

9.	Business Combination

During the quarter ended March 31, 2022, the Company acquired cannabis brands and other assets of Drift, RGA, MCG and Brow and 100% of the equity of Elemental.

These transactions were accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). In consideration of the sale and transfer of the acquired assets the Company paid as follows:

	Nuevo Holding LLC	Emerald Fields Merger Sub, LLC	Other Acquisitions
Cash	$32,202,123	$18,873,166	$8,615,750
Seller notes	17,000,000	–	–
Common stock	–	11,600,000	1,600,000
Total purchase price	$49,202,123	$30,473,166	$10,215,750

As of March 31, 2022, the Company’s allocation of purchase price is as follows:

Description	Nuevo Holding LLC	Emerald Fields Merger Sub, LLC	Other Acquisitions
Assets acquired:
Cash	$2,860,706	$695,095	$1,500
Accounts receivable	–	196,879	–
Other assets	–	–	590,000
Inventory	9,632,130	1,716,900	538,371
Fixed assets	2,137,002	1,926,706	7,474
Other long-term assets	2,500	–	–
Intangible assets	34,933,869	27,422,594	9,078,405
Total assets acquired	$49,566,207	$31,958,174	$10,215,750
Liabilities and equity assumed:
Accounts payable	$295,043	$458,622	$–
Accrued liabilities	69,041	1,026,386	–
Total liabilities and equity assumed	364,084	1,485,008	–
Estimated fair value of net assets acquired	$49,202,123	$30,473,166	$10,215,750

10.	Inventory

As of March 31, 2022, and December 31, 2021, respectively, the Company had $5,476,905 and $5,573,329 of finished goods inventory. As of March 31, 2022, the Company had $8,227,858 of work in process and $2,676,002 of raw materials. As of December 31, 2021, the Company had $5,535,992 of work in process and $12,676 of raw materials. The Company uses the FIFO inventory valuation method. As of March 31, 2022 and December 31, 2021, the Company did not recognize any impairment for obsolescence within its inventory.

11.	Debt

Term Loan — On February 26, 2021, the Company entered into a Loan Agreement with SHWZ Altmore, LLC, as lender, and GGG Partners LLC, as collateral agent. Upon execution of the Loan Agreement, the Company received $10,000,000 of loan proceeds. In connection with the Company’s acquisition of Southern Colorado Growers, the Company received an additional $5,000,000 of loan proceeds under the Loan Agreement. The term loan incurs 15% interest per annum, payable quarterly on March 1, June 1, September 1, and December 1 of each year. The Company will be required to make principal payments beginning on June 1, 2023 in the amount of $750,000, payable quarterly with the remainder of the principal due upon maturity on February 26, 2025.

Under the terms of the loan, the Company must comply with certain restrictions. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of March 31, 2022, the Company was in compliance with the requirements described above.

Seller Notes — As part of the Star Buds Acquisition, the Company entered into a deferred payment arrangement with the sellers in an aggregate amount of $44,250,000. The deferred payment arrangement incurs 12% interest per annum, payable on the 1st of every month through November 2025. Principal payments are due as follows: $13,901,759 on December 17, 2025, $3,474,519 on February 3, 2026, and $26,873,722 on March 2, 2026.

As part of the acquisition under the Nuevo Purchase Agreement, the company entered into a deferred payment arrangement with the sellers in an aggregate amount of $17,000,000. The deferred payment arrangement incurs 5% interest per year, payable on the first of each month.

As part of the Brow acquisition, the Company entered into an escrow payable with the sellers in an aggregate amount of $500,000. The escrow payable incurs 3% interest payable 12 months from acquisition.

Investor Notes – On December 3, 2021, the Company and the Subsidiary Guarantors entered into a Securities Purchase Agreement with the Note Investors pursuant to which the Company agreed to issue and sell to the Note Investors Investor Notes in a private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes pursuant to the Indenture. The Company received net proceeds of approximately $92,000,000 at the closing, after deducting a commission to the placement agent and estimated offering expenses associated with the private placement payable by the Company. The Investor Notes will mature five years after issuance unless earlier repurchased, redeemed, or converted. The Investor Notes bear interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Notes were subject to an annual interest rate of 9%, with the remainder of the accrued interest payable as an increase to the principal amount of the Investor Notes. The proceeds from the Investor Notes are required to be used to fund previously identified acquisitions and other growth initiatives. The principal is due December 7, 2026.

The Indenture includes customary affirmative and negative covenants, including limitations on liens, additional indebtedness, repurchases and redemptions of any equity interest in the Company or any Subsidiary Guarantor (as defined in the Indenture), certain investments, and dividends and other restricted payments, and customary events of default. Starting on December 7, 2022, the Company must maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) of no less than 1.30 to 1.00 as of the last day of each quarter, and the Company and the Subsidiary Guarantors are required to have at least $10,00,000 in cash (in aggregate) on the last day of each quarter in deposit accounts for which the collateral agent has a perfected security interest in. The Company and the Subsidiary Guarantors are restricted from making certain payments, including but not limited to (i) payment of dividends, (ii) repurchase, redemption, retire, or otherwise acquire any equity interest, option, or warrant of the Company or any Subsidiary Guarantor, and (iii) payment to any equity holder of the Company or a Subsidiary Guarantor for services provided pursuant to management, consulting, or other service agreement (the “Restricted Payments”) but the Company may declare and pay dividends if payable solely in its own equity, or, in the case of the Subsidiary Guarantors, amounts payable to such subsidiaries with respect to its applicable equity ownership. Provided the Company is not in default under the terms of the Indenture, the Company may make Restricted Payments not otherwise permitted thereunder (a) in an amount not to exceed $500,000 until discharge of the Indenture, or (b) after December 7, 2024, so long as the Company’s Consolidated Leverage Ratio (as defined in the Indenture) is between 1.00 and 2.25 for the applicable reference period at the time of the Restricted Payment after giving pro forma effect thereto.

The Indenture contains restrictions and limitations on the Company’s ability to incur additional debt and grant liens on its assets. The Company and its Subsidiary Guarantors are not permitted to incur additional debt or issue Disqualified Equity Interests (as defined in the Indenture) unless the Company’s Consolidated Leverage Ratio is between 1.00 and 2.25 after giving pro forma effect thereto. In addition, the Company is not permitted to grant a senior lien on its assets (excluding acquisition target assets that are identified in the Indenture) to secure indebtedness unless and until (a) at least $80,000,000 of the net proceeds from the Notes (plus the proceeds of certain sale-leaseback transactions) have been used to consummate Permitted Acquisitions prior to the granting of any such lien, and (b) the Consolidated Leverage Ratio for the applicable reference period, calculated on a pro forma basis giving effect to such acquisition and all related transactions, is less than 1.40 to 1.00. The Indenture provides that the Company and its Subsidiary Guarantors may incur debt under certain circumstances, including but not limited to, (i) debt incurred related to certain acquisitions and dispositions, including capital lease obligations and sale-leaseback transactions not to exceed $5,500,000 (plus up to an additional $2,200,000 in connection with certain transactions identified prior to the Issuance Date) in the aggregate at any time, (ii) certain transactions in the ordinary course of business, and (iii) any other unsecured debt not to exceed $1,000,000 at any time.

The following tables sets forth our indebtedness as of March 31, 2022 and December 31, 2021, respectively, and future obligations:

	March 31,	December 31,
	2022	2021

Term loan dated February 26, 2021, in the original amount of $10,000,000. An additional $5,000,000 was added to the term loan on July 28, 2021. Interest of 15% per annum, due quarterly. Principal payments begin June 1, 2023.	$15,000,000	$15,000,000

Seller notes dated December 17, 2020 in the original amount of $44,250,000. Interest of 12% per annum, due monthly. Principal payments begin December 17, 2025	44,250,000	44,250,000

Convertible notes dated December 7, 2021, in the original amount of $95,000,000. Interest of 13% per annum, 9% payable in cash and 4% accreting to the principal amount.	96,203,333	95,000,000

Seller note dated February 7, 2022 in the original amount of $17,000,000. Interest of 5% per annum, due monthly. Principal balance is due February 7, 2025	17,000,000	–

Less: unamortized debt issuance costs	(7,868,231)	(8,289,743)
Less: unamortized debt discount	(46,721,616)	(48,477,789)

Total long term debt	117,863,486	97,482,468
Less: current portion of long term debt	–	–

Long term debt and unamortized debt issuance costs	$117,863,486	$97,482,468

	Principal Payments	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Total Long Term Debt

2022		$1,264,536	$5,728,440	$(5,728,440)
2023	2,250,000	1,686,048	8,523,493	(6,273,493)
2024	3,000,000	1,686,048	9,734,935	(6,734,935)
2025	40,651,759	1,686,048	11,057,799	29,593,960
2026	109,551,574	1,545,551	11,676,949	97,874,625

Total	$155,453,333	$7,868,231	$46,721,616	$108,731,717

12.	Leases

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	March 31, 2022
Asset
Operating lease right of use assets	Noncurrent assets	$13,721,007
Liabilities
Lease liabilities	Noncurrent liabilities	$14,082,673

Maturities of Lease Liabilities

Maturities of lease liabilities as of March 31, 2022 are as follows:

2021 fiscal year	$24,706,524
Less: Interest	374,001
Present value of lease liabilities	$24,332,523

The following table presents the Company’s future minimum lease obligation under ASC 842 as of March 31, 2022:

2022 fiscal year	$3,325,483
2023 fiscal year	3,843,353
2024 fiscal year	3,949,553
2025 fiscal year	3,989,432
2026 fiscal year	2,971,217
Total	$18,079,038

13.	Commitments and Contingencies

Definitive Agreement to Acquire the Colorado-Based Urban Health & Wellness, Inc.

On March 11, 2022, the Company entered into an Asset and Personal Goodwill Purchase Agreement with Double Brow, Urban Health & Wellness, Inc. d/b/a Urban Dispensary (“Urban Dispensary”), Productive Investments, LLC (“Productive Investments”), and Patrick Johnson (together with Productive Investments, the “Equityholders”), pursuant to which Double Brow will purchase (i) all of Urban Dispensary’s assets used or held for use in Urban Dispensary’s business of owning and operating a retail marijuana store and a grow facility, each located in Denver, Colorado, and (ii) all of the Equityholders’ personal goodwill arising from Equityholders’ independent, separate, individual and personal efforts relating to Urban Dispensary’s business on the terms and subject to the conditions set forth in the purchase agreement, and assume obligations under contracts acquired as part of the asset purchase. The aggregate consideration for the asset purchase will be up to $1,317,500 million in cash and shares of Common Stock in an amount equal to $1,900,000 divided by the price per share of Common Stock as of market close on the first trading day immediately before the closing. The Company deposited $30,000 of the cash portion of the purchase price as an earnest money deposit with Urban Dispensary in March 2022. At the closing, (i) the Company will use the cash portion of the purchase price to pay off certain indebtedness and transaction expenses of Urban Dispensary and then pay the balance to Urban Dispensary, and (ii) the Company will issue the stock portion of the purchase price directly to the Equityholders. The stock consideration is subject to post-closing reduction if any of the actual marijuana product inventory, marijuana plant inventory or cash at closing is less than certain targets stated in the purchase agreement. The Company will hold back $288,000 of the stock consideration at closing as collateral for potential claims for indemnification from Urban Dispensary under the purchase agreement. Any portion of the held back cash consideration not used to satisfy indemnification claims will be released to Urban Dispensary on the 18-month anniversary of the closing date of the asset purchase.

14.	Stockholders’ Equity

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

The Company had 82,594 shares of Preferred Stock issued and outstanding and 4,400 in escrow as of March 31, 2022 and December 31, 2021. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount, (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances. Accumulated preferred dividends were $9,089,597 and $7,346,153 as of March 31, 2022 and December 31, 2021, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock, par value $0.001 per share. The Company had 58,684,314 shares of Common Stock issued, 57,945,870 shares of Common Stock outstanding, 517,044 shares of Common Stock in treasury, and 221,400 shares of Common Stock in escrow as of March 31, 2022, and 45,455,490 shares of Common Stock issued, 44,717,046 shares of Common Stock outstanding, 517,044 shares of Common Stock in treasury, and 221,400 shares of Common Stock in escrow as of December 31, 2021.

Common Stock Issued in Private Placements

During the year ended December 31, 2020, the Company issued 187,500 shares of Common Stock and warrants to purchase 187,500 shares of Common Stock, for gross proceeds of $375,000.

Common Stock Issued as Compensation to Employees, Officers, and Directors

For the year ended December 31, 2021, the Company issued 323,530 shares of Common Stock valued at $637,233 to employees and directors as compensation.

For the three months ended March 31, 2022, the Company has not issued shares of Common Stock as compensation to employees and directors.

Common and Preferred Stock Issued as Payment for Acquisitions

On April 20, 2020, the Company issued 2,554,750 shares of Common Stock valued at $4,167,253 for the acquisition of Mesa Organics, Ltd.

The Company issued shares of Preferred Stock in connection with the Star Buds Acquisition as follows: (i) on December 17, 2020 the Company issued 2,862 shares of Preferred Stock valued at $2,861,994, of which 430 shares of Preferred Stock valued at $387,000 were placed in escrow, (ii) on December 18, 2020 the Company issued 6,404 shares of Preferred Stock valued at $6,403,987, of which 959 shares of Preferred Stock valued at $863,100 were placed in escrow, (iii) on February 3, 2021 the Company issued 2,319 shares of Preferred Stock valued at $2,318,998, of which 349 shares of Preferred Stock valued at $314,100 were placed in escrow, and (iv) on March 3, 2021 the Company issued 17,921 shares of Preferred Stock valued at $17,920,982, of which 2,690 shares of Preferred Stock valued at $2,421,000 were placed in escrow.

On July 21, 2021, the Company issued 2,213,994 shares of Common Stock valued at $5,377,786, of which 221,400 shares valued at $537,779 were placed in escrow for the acquisition of Southern Colorado Growers.

On December 21, 2021, the Company issued 100,000 shares of Common Stock valued at $197,000 for the acquisition of the assets of Smoking Gun.

On January 26, 2022, the Company issued 1,066,666 shares of Common Stock valued at $1,600,000 for the acquisition of the assets of Drift.

On February 9, 2022, the Company issued 7,116,564 shares of Common Stock valued at $11,600,000 for the acquisition of MCG.

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

For the year ended December 31, 2021, the Company issued warrants to purchase an aggregate of 3,793,530 shares of Common Stock as consideration for the Star Buds Acquisition. These warrants have an exercise price of $1.20 per share and expiration dates five years from the dates of issuance. In addition, the Company issued a warrant to purchase an aggregate of 1,500,000 shares of Common Stock to an accredited investor in connection with entering into a loan agreement. This warrant has an exercise price of $2.50 per share and expires five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.20 and $2.50, respectively, (ii) the contractual term of the warrant of five years, (iii) a risk-free interest rate ranging between 0.21% - 1.84% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 157.60% - 194.56%. No warrants were issued during the period ended March 31, 2022.

The following table reflects the change in Common Stock purchase warrants for the period ended March 31, 2022:

Number of shares
Balance as of December 31, 2021	17,018,750
Warrants exercised	–
Warrants forfeited	–
Warrants issued	–
Balance as of March 31, 2022	17,018,750

Conversion of Preferred Stock to Common Stock

On December 20, 2021, a holder of Preferred Stock converted 272 shares of Preferred Stock into 245,017 shares of Common Stock.

15.	Segment Information

The Company has three identifiable segments as of March 31, 2022; (i) retail, (ii) wholesale and (iii) and other. The retail segment represents our dispensaries which sell merchandise directly to customers via retail locations and e-commerce portals. The wholesale segment represents our manufacturing, cultivation, and wholesale business which sells merchandise to customers via e-commerce portals, a retail location, and a manufacturing facility. The other segment derives its revenue from licensing and consulting agreements with cannabis related entities, in addition to fees from seminars and expense reimbursements included in other revenue on the Company’s financial statements.

The following information represents segment activity for the three months ended March 31, 2022 and March 31, 2021:

Schedule of Segment Reporting Information
	For The Three Months Ended
	March 31, 2022
	Retail	Wholesale	Other	Total
Revenues	26,525,716	5,207,388	44,450	31,777,554
Cost of goods and services	(15,905,610)	(4,871,587)	(62,854)	(20,840,051)
Gross profit	10,620,106	335,801	(18,404)	10,937,503
Intangible assets amortization	1,939,791	198,475	581	2,138,847
Depreciation	64,617	128,098	209,234	401,949
Net income (loss)	3,761,943	(421,864)	(30,118,781)	(26,778,702)
Segment assets	184,138,812	64,813,396	69,054,427	318,006,635

Segment assets from Other mainly related to cash from the Investor Notes.

16.	Tax Provision

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended March 31,
	2022	2021
Income (loss) before income taxes	$(25,518,808)	$(4,106,121)
Income tax expense	1,259,894	456,614
Effective tax rate	-4.94%	-11.12%

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

The effective tax rate for the three months ended March 31, 2022 varies from the three months ended March 31, 2021 primarily due to IRC Section 280E (“280E”) due to increase of subsidiaries subject to the limitation of 280E. In April 2020, the Company acquired its first plant-touching business, Mesa Organics, subjecting the Company to 280E for the first time.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's valuation allowance represents the amount of tax benefits that are likely to not be realized. Management assesses the need for a valuation allowance each period and continues to have a full valuation allowance on its deferred tax assets as of March 31, 2022.

The Federal statute of limitation remains open for the 2017 tax year to present. The state statute of limitation remains open for the 2016 tax year to present.

17.	Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Overview of the Company

Established in 2014 and headquartered in Denver, Colorado, Medicine Man Technologies, Inc., a cannabis consumer packaged goods company and retailer. The Company’s focus is on building the premier, vertically integrated cannabis company by taking operating systems to other states where it can develop a differentiated leadership position. The Company is anchored by a high-performance culture that combines customer-centric thinking and data science to test, measure, and drive decisions and outcomes.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the quarterly and year-to-date periods ended March 31, 2022 and March 31, 2021 and (ii) consolidated balance sheet as of March 31, 2022 and March 31, 2021 have been derived from and should be read in conjunction with the consolidated financial statements and accompanying notes presented in this report.

The Company’s consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in ordinary course of business.

	For the Periods Ended March 31,		2022 vs 2021
	2022	2021	$	%
Total revenue	$31,777,554	$19,340,115	$12,437,439	64%
Total cost of goods and services	20,840,051	12,087,111	(8,752,940)	-72%
Gross profit	10,937,503	7,253,004	3,684,499	51%
Total operating expenses	15,728,043	8,737,910	(6,973,589)	-80%
Income (loss) from operations	(4,790,540)	(1,484,906)	(3,289,090)	222%
Total other income (expense)	(20,728,268)	(1,707,987)	(19,020,281)	1114%
Provision for income taxes (benefit)	1,259,894	456,614	(803,280)	-176%
Net income (loss)	$(26,778,702)	$(3,649,507)	$(23,112,651)	633%
Earnings (loss) per share attributable to common shareholders - basic	$(0.77)	$(0.09)	$(0.68)	794%
Earnings (loss) per share attributable to common shareholders - diluted	$(0.77)	$(0.09)	$(0.68)	794%
Weighted average number of shares outstanding - basic	46,841,971	42,616,309
Weighted average number of shares outstanding - diluted	46,841,971	42,616,309

	March 31, 2022	December 31, 2021
Total Assets	$318,006,636	$285,030,792
Long-Term Liabilities	131,946,159	151,461,127

Revenue segments

The Company has consolidated financial statements across its operating businesses with operating segments of retail, wholesale and other.

Quarter Ended  March 31, 2022 Compared to the Quarter Ended March 31, 2021

Revenue

Revenues for the quarter ended March 31, 2022, totaled $31,777,554 including (i) retail sales of $26,525,716 (ii) wholesale sales of $5,207,388 and (iii) other operating revenues of $44,450, compared to revenues of $11,816,200 including (i) retail sales of $11,816,200, (ii) wholesale of $7,446,265, and (iii) other operating revenues of $77,650 during the quarter ended March 31, 2021 representing an increase of $12,437,439 or 64%. This increase was due to increased sale of our products as well as growth through acquisition. In 2022, we acquired thirteen new retail dispensaries. The decrease in wholesale and other operating revenue in 2022 was largely due to wholesale distillate pricing pressure and over-supply in the state of Colorado.

Cost of Goods and Services

Cost of goods and services for the quarter ended March 31, 2022, totaled $20,840,051 compared to cost of services of $12,087,111 during the quarter ended March 31, 2021, representing an increase of $8,752,940 or 72%. This increase was due to increased sales of our products as well as growth through acquisition. The cost of goods and services increased at a slightly higher rate than revenue due to purchase accounting on retail acquisitions requiring revaluation of inventory to retail value, therefore reducing margins which were made in the first quarter.

Operating Expenses

Operating expenses for the quarter ended March 31, 2022, totaled $15,728,043, compared to operating expenses of $8,737,910 during the quarter ended March 31, 2021, representing an increase of $6,990,133 or 80%. This increase was due to increased selling, general and administrative expenses, professional service fees, salaries, benefits and related employment costs related to growth from acquisitions and non-cash stock-based compensation.

Other Income (Expense), Net

Other expense, net for the quarter ended March 31, 2022, totaled $20,728,268, compared to $1,707,987 during the quarter ended March 31, 2021, representing an increase of $19,020,281 or 1,114%. The increase in other expense, net was due to increase in interest payments due to various indebtedness and by the loss on derivative liability related to the Investor Notes.

Net Income (Loss)

As a result of the factors discussed above, we generated net loss for the quarter ended March 31, 2022 of $26,778,702, compared to net loss of $3,649,507 during the quarter ended March 31, 2021.

Revenue of Operation by Segment

	For the Periods Ended March 31,		2022 vs 2021
	2022	2021	$	%
Retail	$26,525,716	$11,816,200	$14,709,516	124%
Wholesale	5,207,388	7,446,265	(2,238,877)	-30%
Other	44,450	77,650	(33,200)	-43%
Total revenue	$31,777,554	$19,340,115	$12,437,439	64%

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

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had total current liabilities of $70,277,925 and $45,263,179, respectively. The increase in current liabilities is driven by the derivative liability associated with the Investor Notes as well as from general growth of the Company. As of March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $47,688,094 and $106,400,216, respectively to meet its current obligations. The Company had working capital of $1,103,293 as of March 31, 2022, a decrease of $77,545,783 as compared to December 31, 2021. The reduction in working capital is primarily driven by an increase in derivative liability from the Investor Notes issued on December 7, 2021.

The Company is an early-stage growth company, generating cash from revenues and capital raise. Cash is being reserved primarily for capital expenditures, facility improvements and strategic investment opportunities. The Company anticipates overall revenue to increase in 2022 due to acquisitions and adult-use becoming legalized in New Mexico on April 1, 2022. It is possible the Company will seek additional external financing to meet capital needs. The Company relies on internal capital that is generated through revenue and any other internal sources of liquidity. The Company utilizes various forms of external financing, including loan arrangements, capital raises, and cash from the Investor Notes. The Company maintains the unused portion of the funds received from the Investor Notes for future acquisitions and execution of growth strategies.

Due to our participation in the cannabis industry and the regulatory framework governing cannabis in the United States, our debt and loan arrangements are sometimes subject to higher interest rates than are market for other industries, which has an unfavorable impact on our liquidity and capital resources.

Cash Flows

Cashed used in Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the quarters ended March 31, 2022 and 2021 were as follows:

	For the Periods Ended March 31,
	2022	2021
Net cash provided by (used in) Operating Activities	$5,831,074	$1,698,519
Net cash provided by (used in) Investing Activities	(92,924,719)	(65,600,473)
Net cash provided by used in Financing Activities	28,381,522	85,631,039

The Company’s cash provided by operating activities is driven by increase in sales from acquisitions. Our use of cash from investing activities is driven by acquisition of businesses and property, plant and equipment for existing entities. Our cash provided by financing activities is mainly from proceeds from our credit facility, the Investor Notes and the issuance of shares of Preferred Stock.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMITMENTS AND CONTINGENCIES

The following table quantifies the Company’s future contractual obligation as of March 31, 2022:

	Total	2022	2023	2024	2025	2026	Thereafter
Notes Payable (a)	$155,453,333	$–	$2,250,000	$3,000,000	$40,651,759	$109,551,574	$–
Interest Due on Notes Payable	75,878,422	16,833,160	16,559,990	16,504,822	15,542,869	10,437,581	–
Right of Use Assets	24,706,524	3,325,483	3,843,353	3,949,553	3,989,432	2,971,217	6,627,486
Total	$256,038,279	$20,158,643	$22,653,343	$23,454,375	$60,184,060	$122,960,372	$6,627,486

(a) - This amount excludes $46,721,616 of unamortized debt discount and $7,868,231 of unamortized debt issuance costs. See Note 10 - Debt

The Company anticipates using funds from operating activities and, if needed, we may seek out additional external financing to support contractual cash obligations.

Off-Balance Sheet Arrangements

As of March 31, 2022 and March 31, 2021, we were not party to any off-balance sheet arrangement that had or was reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

We performed our annual fair value assessment on our subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets at December 31, 2021, and determined that no impairment exists. No additional factors or circumstances existed as of March 31, 2022, that would indicate impairment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 7, 2019, the Company filed a complaint against ACC Industries Inc. and Building Management Company B, L.L.C., in state district court located in Clark County, Nevada, alleging, amongst other causes of action, breach of contract, conversion, and unjust enrichment and seeking general, special and punitive damages. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020, ACC Industries Inc. filed a counterclaim against the Company alleging breach of contract. The Company discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration, ACC Enterprises, LLC (“ACC”), should be brought in as a party to the arbitration. Based upon the new facts, the Company filed a motion to amend the complaint to add new claims and ACC as a party. On September 1, 2020, the arbitrator granted the Company’s motion and permitted the Company to amend the complaint to add ACC as a party. On September 1, 2020, the Company filed an amended complaint and added intentional misrepresentation, fraudulent inducement, civil conspiracy, aiding and abetting, successor liability and fraudulent concealment claims. The Company began arbitration proceedings on November 2, 2020. The Company completed arbitration in February 2021. On May 14, 2021, the Arbitrator entered an award in favor of the Company in the aggregate amount of $1,935,273, subject to an offset equal to $150,000, for a total net award of $1,785,273. After the arbitration award was entered, a receiver was appointed over ACC and its affiliates due to the death of the only owner who had a valid cannabis establishment registration agent card. An automatic litigation stay was entered upon the appointment of the receiver. During the receivership, ACC's owners have had internal ownership disputes and ACC has had financial difficulties. The receiver has taken the position that ACC should be liquidated. On April 28, 2022 the receiver received approval from the court to liquidate ACC’s assets. The Company is actively participating in the receivership case.

On July 6, 2018, the Company filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers (“VVG”). In the complaint, the Company alleges breach by VVG of the Technologies License Agreement dated April 27, 2017 between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321 plus pre- and post-judgment interest and attorneys’ fees. In March 2020, VVG filed its opening appeal brief with the Nevada Supreme Court. The Company’s response brief was due on May 15, 2020. After VVG filed its opening brief in March 2020, the Company filed a Motion to Strike portions of the brief and record. On August 27, 2020, the court ordered VVG to supplement its brief and the record. On October 27, 2020, the Company, in a joint request with VVG, filed a motion to extend its time to file its answering brief. The Company filed its answering brief in January 2021. VVG’s reply brief was filed in March 2021. On July 23, 2021, the Nevada Supreme Court affirmed the trial court’s damage award but remanded the case to the trial court to properly calculate post-judgment interest. After the affirmance, VVG filed a petition for rehearing with the Nevada Supreme Court arguing it overlooked or misapprehended material facts in the record.  The Company answered the rehearing petition arguing that it did not. On December 22, 2021, the Company received $3,577,200 for most of the outstanding receivable plus interest and legal fees. There remains an unpaid balance of $12,438 in long term accounts receivable as of December 31, 2021. A second disbursement was made in January 2022 in the amount of $362,698, which constituted accrued interest. The remaining long term accounts receivable balance of $12,438 as of March 31, 2022 will continue to accrue interest until paid. Requests for costs and fees related to the appeal are currently pending before the district court.

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those identified in the Annual Report on Form 10-K for the period ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is subject to restrictions on the payment of dividends and other working capital requirements in its loan and debt agreements. See Note 11 to the Financial Statements included in Part I to this Quarterly Report on Form 10-Q for additional information on the Company’s indebtedness and related restrictions therein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1 +	Modification Agreement, dated February 8, 2022, by and among Medicine Man Technologies, Inc., Nuevo Holding, LLC, Nuevo Elemental Holding, LLC and William N. Ford in his capacity as Representative under the Purchase Agreement, dated November 29, 2021 (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 00055450))
2.2	Call Option Agreement, dated February 8, 2022, by and between Nuevo Holding, LLC and R. Greenleaf Organics, Inc. (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 00055450))
2.3	Call Option Agreement, dated February 8, 2022, by and between Nuevo Holding, LLC and Medzen Services, Inc. (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 00055450))
2.4	Amendment No. 1 to Agreement and Plan of Merger, dated February 9, 2022, by and among Medicine Man Technologies, Inc., Emerald Fields Merger Sub, LLC, MCG, LLC, the Members of MCG, LLC, and Donald Douglas Burkhalter and James Gulbrandsen as Member Representatives (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 00055450))
2.5	Contract to Buy and Sell Real Estate (Commercial), dated January 26, 2022, by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 00055450))
2.6	Rider to Contract to Buy and Sell Real Estate, dated January 26, 2022, by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 00055450))
2.7	Amendment to Rider to Contract to Buy and Sell Real Estate, dated January 26, 2022, by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 00055450))

2.8	Second Amendment to Rider to Contract to Buy and Sell Real Estate, dated February 3, 2022, by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 00055450))
2.9	Bill of Sale and Assignment and Assumption Agreement, dated February 9, 2022, by and between Emerald Fields Merger Sub, LLC and 1508 Management, LLC (Incorporated by reference to Exhibit 2.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 00055450))
4.1	Promissory Note, dated February 8, 2022, issued by Nuevo Holding, LLC to Reynold Greenleaf & Associated, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 00055450))
10.1**	Description of unwritten cash bonus plan adopted June 14, 2021
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

______________________

+ Certain exhibits and schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

* Furnished herewith.

** Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2022	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye, Chief Executive Officer (Authorized Officer)

By: /s/ Nancy Huber
Nancy Huber, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

