Form 10-Q/A
period 2022-03-31
Medicine Man Technologies, Inc.
filed 2022-05-27
CIK 1622879

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

As of May 13, 2022, the Registrant had 52,746,376 shares of Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of Medicine Man Technologies, Inc. (the “Company,” “we,” “our,” or “us”) for the quarter ended March 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 16, 2022 (the “Original Report”) is solely to revise the unaudited interim consolidated financial statements of the Company as of and for the period ending March 31, 2022 to correct two immaterial errors included therein and attach an exhibit that was inadvertently omitted.

Following filing of the Original Report, management became aware that the Company’s unaudited interim financial statements included in the Original Report contained two scrivener’s errors made in the printing and Edgarization process: (i) Goodwill was reported on the Balance Sheet as of March 31, 2022 as 123,898,211 when it should have reflected a value of 118,698,717, and (ii) Issuance of Stock for as Payment for Acquisitions was reported on the Statements of Changes to Stockholders’ Equity for the period ended March 31, 2022 as 8,506 when it should have been reported as 8,000,506 (collectively referred to as the “Original Report Errors”). The related footnotes to the financial statements and the remainder of the disclosure included in the Original Report (including the information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of the Original Report) reported the aforementioned values correctly. Additionally, Exhibit 4.2 was inadvertently omitted from the Exhibit Index included in Part II, Item 6 of the Original Report, which has been included in this Amendment.

Accordingly, this Amendment amends and revises only the following items of the Original Report:

•	Part I. Financial Information, Item 1. Financial Statements
•	Part II. Other Information, Item 6. Exhibits

All amounts in this Amendment affected by the Original Report Errors have been revised, and, where appropriate, we have changed references from “this Quarterly Report on Form 10-Q” to “this Quarterly Report on Form 10-Q/A.” This Amendment speaks as of the date of the filing of the Original Report, May 16, 2022, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

In consultation with the audit committee chair of the board of directors of the Company and the Company’s independent registered public accountant, the Company concluded that the impact of the Original Report Errors was not material to the financial statements of the Company as a whole after considering both quantitative and qualitative factors. Additionally, in connection with the Original Report Errors, management re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022 and concluded that such controls and procedures were still effective. Therefore, we are only revising the (i) unaudited interim consolidated financial statements of the Company as of and for the period ending March 31, 2022 and (ii) Exhibit Index with this Amendment.

This Amendment has been executed by the officers on the signature page effective as of the date set forth thereon. In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Amendment.

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q/A other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other words of similar meaning in connection with a discussion of future events or future operating or financial performance, although the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual events or our actual results, performance or achievements to be materially different from the future events, results, performance or achievements expressed or implied by any forward-looking statements. There can be no assurance that future events, results, performance or achievements will be in accordance with our expectations or that the effect of future events, results, performance or achievements will be those anticipated by us.

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

We operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q/A may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Quarterly Report on Form 10-Q/A are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q/A and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q/A.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q/A. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$47,688,094	$106,400,216
Accounts receivable, net of allowance for doubtful accounts	4,196,533	3,866,828
Inventory	16,380,765	11,121,997
Note receivable - current, net	107,500	–
Prepaid expenses and other current assets	3,008,326	2,523,214
Total current assets	71,381,218	123,912,255
Non-current assets
Fixed assets, net accumulated depreciation of $2,390,922 and $1,988,973, respectively	16,601,696	10,253,226
Goodwill	118,698,717	43,316,267
Intangible assets, net of accumulated amortization of $9,791,597 and $7,652,750, respectively	95,443,483	97,582,330
Marketable securities, net of unrealized loss of $8,549 and gain of $216,771, respectively	485,004	493,553
Note receivable – noncurrent, net	–	143,333
Accounts receivable – litigation	290,648	303,086
Other noncurrent assets	1,384,863	514,962
Operating lease right of use assets	13,721,007	8,511,780
Total non-current assets	246,625,418	161,118,537
Total assets	$318,006,636	$285,030,792

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,106,503	$2,548,885
Accounts payable - related party	100,128	36,820
Accrued expenses	15,308,676	5,592,222
Derivative liabilities	48,340,485	34,923,013
Notes payable - related party	134,498	134,498
Income taxes payable	3,287,635	2,027,741
Total current liabilities	70,277,925	45,263,179
Long term debt	117,863,486	97,482,468
Lease liabilities	14,082,673	8,715,480
Total long-term liabilities	131,946,159	106,197,948
Total liabilities	202,224,084	151,461,127

Stockholders' equity
Common stock, $0.001 par value. 250,000,000 shares authorized; 53,484,820 shares issued and 52,746,376 shares outstanding at March 31, 2022 and 45,455,490 shares issued and 44,717,046 shares outstanding as of December 31, 2021.	53,486	45,485
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 86,994 shares issued and 82,594 outstanding at March 31, 2022 and December 31, 2021 and 10,000,000 shares authorized.	87	87
Additional paid-in capital	171,798,685	162,815,097
Accumulated deficit	(54,552,670)	(27,773,968)
Common stock held in treasury, at cost, 517,044 shares held as of March 31, 2022 and December 31, 2021.	(1,517,036)	(1,517,036)
Total stockholders' equity	115,782,552	133,569,665
Total liabilities and stockholders' equity	$318,006,636	$285,030,792

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three Months Ended March 31, 2022 and 2021

	For the Three Months Ended
	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Operating revenues
Retail	$26,525,716	$11,816,200
Wholesale	5,207,388	7,446,265
Other	44,450	77,650
Total revenue	31,777,554	19,340,115
Cost of goods and services
Cost of goods and services	20,840,051	12,087,111
Total cost of goods and services	20,840,051	12,087,111
Gross profit	10,937,503	7,253,004
Operating expenses
Selling, general and administrative expenses	6,855,711	3,189,638
Professional services	2,584,472	2,195,108
Salaries	5,296,777	1,869,358
Stock based compensation	991,083	1,483,806
Total operating expenses	15,728,043	8,737,910
Loss from operations	(4,790,540)	(1,484,906)
Other income (expense)
Interest expense, net	(7,302,254)	(961,282)
Unrealized loss on derivative liabilities	(13,417,472)	(1,253,814)
Other expense	7	–
Gain (loss) on sale of assets	–	292,479
Unrealized gain on investments	(8,549)	214,630
Total other expense	(20,728,268)	(1,707,987)
Provision for income taxes	1,259,894	456,614
Net loss	$(26,778,702)	$(3,649,507)

Less: Accumulated preferred stock dividends for the period	(1,743,444)	–
Net loss attributable to common stockholders	$(28,522,146)	$(3,649,507)

Earnings (loss) per share attributable to common stockholders
Basic earnings (loss) per share	$(0.61)	$(0.09)
Weighted average number of shares outstanding - basic	46,841,971	42,616,309

Comprehensive loss	$(26,778,702)	$(3,649,507)

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2020	19,716	$20	42,601,773	$42,602	$85,357,835	$(42,293,098)	432,732	$(1,332,500)	$41,774,859

Net income (loss)	–	–	–	–	–	(3,649,507)	–	–	(3,649,507)
Issuance of stock as payment for acquisitions	20,240	20	–	–	20,239,980	–	–	–	20,240,000
Issuance of common stock as compensation to employees, officers and/or directors	–	–	218,042	218	444,588	–	–	–	444,806
Issuance of preferred stock in connection with sales made under private or public offerings	47,310	47	–	–	50,449,160	–	–	–	50,449,207
Conversion of preferred stock to common stock	–	–	–	–	–	(880,471)	–	–	(880,471)
Return of common stock	–	–	–	–	–	–	55,488	(113,196)	(113,196)
Stock based compensation expense related to common stock options	–	–	–	–	1,039,000	–	–	–	1,039,000

Balance, March 31, 2021	87,266	$87	42,819,815	$42,820	$157,530,563	$(46,823,076)	488,220	$(1,445,696)	$109,304,698

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2021	86,994	$87	45,484,314	$45,485	$162,815,097	$(27,773,968)	517,044	$(1,517,036)	$133,569,665

Net income (loss)	–	–	–	–	–	(26,778,702)	–	–	(26,778,702)
Issuance of stock as payment for acquisitions	–	–	8,000,506	8,001	7,992,505	–	–	–	8,000,506
Stock based compensation expense related to common stock options	–	–	–	–	991,083	–	–	–	991,083

Balance, March 31, 2022	86,994	$87	53,484,820	$53,486	171,798,685	$(54,552,670)	517,044	$(1,517,036)	$115,782,552

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. In addition to our historical unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q/A, particularly in Part II, Item 1A, “Risk Factors.” See also, “NOTE ABOUT FORWARD-LOOKING INFORMATION.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is subject to restrictions on the payment of dividends and other working capital requirements in its loan and debt agreements. See Note 11 to the Financial Statements included in Part I to this Quarterly Report on Form 10-Q/A for additional information on the Company’s indebtedness and related restrictions therein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1 +	Modification Agreement, dated February 8, 2022, by and among Medicine Man Technologies, Inc., Nuevo Holding, LLC, Nuevo Elemental Holding, LLC and William N. Ford in his capacity as Representative under the Purchase Agreement, dated November 29, 2021 (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 00055450))
2.2	Call Option Agreement, dated February 8, 2022, by and between Nuevo Holding, LLC and R. Greenleaf Organics, Inc. (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 00055450))
2.3	Call Option Agreement, dated February 8, 2022, by and between Nuevo Holding, LLC and Medzen Services, Inc. (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 00055450))
2.4	Amendment No. 1 to Agreement and Plan of Merger, dated February 9, 2022, by and among Medicine Man Technologies, Inc., Emerald Fields Merger Sub, LLC, MCG, LLC, the Members of MCG, LLC, and Donald Douglas Burkhalter and James Gulbrandsen as Member Representatives (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 00055450))
2.5	Contract to Buy and Sell Real Estate (Commercial), dated January 26, 2022, by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 00055450))
2.6	Rider to Contract to Buy and Sell Real Estate, dated January 26, 2022, by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 00055450))
2.7	Amendment to Rider to Contract to Buy and Sell Real Estate, dated January 26, 2022, by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 00055450))

2.8	Second Amendment to Rider to Contract to Buy and Sell Real Estate, dated February 3, 2022, by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 00055450))
2.9	Bill of Sale and Assignment and Assumption Agreement, dated February 9, 2022, by and between Emerald Fields Merger Sub, LLC and 1508 Management, LLC (Incorporated by reference to Exhibit 2.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 00055450))
4.1	Promissory Note, dated February 8, 2022, issued by Nuevo Holding, LLC to Reynold Greenleaf & Associated, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 00055450))
4.2	Trademark Security Agreement, effective December 15, 2021, among Medicine Man Technologies, Inc., the Grantors party thereto, and Chicago Atlantic Admin, LLC, in its capacity as collateral agent (Incorporated by reference to Exhibit 4.49 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-8 filed May 19, 2022 (Commission File No. 00055450))
10.1# *	Description of unwritten cash bonus plan adopted June 14, 2021
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.3**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.4**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

______________________

+ Certain exhibits and schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

# Indicates management contract or compensatory plan or arrangement.

* Previously filed or furnished with the Original Report.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 27, 2022	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye, Chief Executive Officer (Authorized Officer)

By: /s/ Nancy Huber
Nancy Huber, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

