Form 10-Q
period 2022-06-30
Medicine Man Technologies, Inc.
filed 2022-08-11
CIK 1622879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the Registrant had 54,446,575 shares of Common Stock outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “become,” “develop,” “build,” or the negative of these terms or other words of similar meaning in connection with a discussion of future events or future operating or financial performance, although the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual events or our actual results, performance or achievements to be materially different from the future events, results, performance or achievements expressed or implied by any forward-looking statements. There can be no assurance that future events, results, performance or achievements will be in accordance with our expectations or that the effect of future events, results, performance or achievements will be those anticipated by us.

Factors and risks that may cause or contribute to actual events, results, performance or achievements differing from these forward-looking statements include, but are not limited to, for example:

•	regulatory limitations on our products and services;

•	our ability to identify, consummate, and integrate anticipated acquisitions;

•	general industry and economic conditions;

•	our ability to access adequate capital upon terms and conditions that are acceptable to us;

•	our ability to pay interest and principal on outstanding debt when due;

•	volatility in credit and market conditions; and

•	other risks and uncertainties related to the cannabis market and our business strategy.

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$33,862,423	$106,400,216
Accounts receivable, net of allowance for doubtful accounts	5,753,621	3,866,828
Inventory	19,375,341	11,121,997
Note receivable - current, net	71,667	–
Prepaid expenses and other current assets	7,743,112	2,523,214
Total current assets	66,806,164	123,912,255
Non-current assets
Fixed assets, net accumulated depreciation of $3,212,679 and $1,988,973, respectively	20,955,604	10,253,226
Goodwill	107,969,018	43,316,267
Intangible assets, net accumulated amortization of $11,930,443 and $7,652,750, respectively	105,427,462	97,582,330
Marketable securities, net of unrealized loss of $13,813 and gain of $216,771, respectively	479,741	493,553
Note receivable – noncurrent, net	–	143,333
Accounts receivable – litigation	290,648	303,086
Other noncurrent assets	1,464,163	514,962
Operating lease right of use assets	14,755,181	8,511,780
Total non-current assets	251,341,817	161,118,537
Total assets	$318,147,981	$285,030,792

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,222,956	$2,548,885
Accounts payable - related party	73,387	36,820
Accrued expenses	8,966,821	5,592,222
Derivative liabilities	11,634,721	34,923,013
Notes payable - related party	–	134,498
Lease liabilities - current	3,795,776	–
Income taxes payable	863,971	2,027,741
Total current liabilities	28,557,632	45,263,179
Long term debt	121,080,876	97,482,468
Lease liabilities	11,532,286	8,715,480
Total long-term liabilities	132,613,162	106,197,948
Total liabilities	161,170,794	151,461,127

Stockholders' equity
Common stock, $0.001 par value. 250,000,000 shares authorized; 55,995,681 shares issued and 54,446,575 shares outstanding at June 30, 2022 and 45,484,314 shares issued and 44,745,870 shares outstanding as of December 31, 2021.	55,996	45,485
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 86,994 shares issued and 82,566 outstanding at June 30, 2022 and December 31, 2021.	87	87
Additional paid-in capital	179,623,469	162,815,097
Accumulated deficit	(20,711,687)	(27,773,968)
Common stock held in treasury, at cost, 886,459 shares held as of June 30, 2022 and 517,044 shares held as of December 31, 2021	(1,990,678)	(1,517,036)
Total stockholders' equity	156,977,187	133,569,665
Total liabilities and stockholders' equity	$318,147,981	$285,030,792

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Periods Ended June 30, 2022 and 2021

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues
Retail	$38,138,799	$21,525,816	$64,664,515	$33,342,016
Wholesale	6,080,843	9,186,181	11,288,231	16,632,445
Other	43,750	16,844	88,200	94,494
Total revenue	44,263,392	30,728,841	76,040,946	50,068,955
Cost of goods and services
Total cost of goods and services	19,106,944	15,826,341	39,946,995	27,913,451
Gross profit	25,156,448	14,902,500	36,093,951	22,155,504
Operating expenses
Selling, general and administrative expenses	6,666,044	4,797,495	13,521,755	7,987,134
Professional services	1,516,544	1,519,016	4,101,016	3,714,124
Salaries	7,240,368	2,992,055	12,537,145	4,861,413
Stock based compensation	697,842	1,153,018	1,688,925	2,636,824
Total operating expenses	16,120,798	10,461,584	31,848,841	19,199,495
Income (loss) from operations	9,035,650	4,440,916	4,245,110	2,956,009
Other income (expense)
Interest income (expense), net	(7,489,205)	(1,713,770)	(14,791,459)	(2,675,053)
Unrealized gain (loss) on derivative liabilities	36,705,764	1,864,741	23,288,292	610,927
Other income (expense)	–	–	7	–
Gain (loss) on sale of assets	–	–	–	292,479
Unrealized gain (loss) on investments	(5,264)	6,627	(13,813)	221,257
Total other income (expense)	29,211,295	157,598	8,483,027	(1,550,390)
Provision for income taxes (benefit)	4,405,962	228,474	5,665,856	685,088
Net income (loss)	$33,840,983	$4,370,040	$7,062,281	$720,531

Less: Accumulated preferred stock dividends for the period	(1,766,575)	–	(3,510,019)	–
Net income (loss) attributable to common stockholders	$32,074,408	$4,370,040	$3,552,262	$720,531

Earnings (loss) per share attributable to common shareholders
Basic earnings (loss) per share	$0.65	$0.10	$0.07	$0.02
Diluted earnings (loss) per share	$0.24	$0.08	$0.03	$0.01

Weighted average number of shares outstanding - basic	49,178,494	42,332,144	49,178,494	42,286,168
Weighted average number of shares outstanding - diluted	133,481,667	53,975,521	133,481,667	53,886,727

Comprehensive income (loss)	$33,840,983	$4,370,040	$7,062,281	$720,531

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Periods Ended June 30, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance, December 31, 2020	19,716	$20	42,601,773	$42,602	$85,357,835	$(42,293,098)	432,732	$(1,332,500)	$41,774,859

Net income (loss)	–	–	–	–	–	720,531	–	–	720,531
Issuance of stock as payment for acquisitions	20,240	20	–	–	20,239,980	–	–	–	20,240,000
Return of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	323,530	323	680,538	–	–	–	680,861
Issuance of preferred stock in connection with sales made under private or public offerings	47,310	47	–	–	50,449,159	–	–	–	50,449,206
Dividends declared	–	–	–	–	–	–	–	–	–
Conversion of preferred stock to common stock	–	–	–	–	–	(3,800,914)	–	–	(3,800,914)
Return of common stock	–	–	–	–	–	–	84,312	(184,536)	(184,536)
Stock based compensation expense related to common stock options	–	–	–	–	2,059,671	–	–	–	2,059,671

Balance, June 30, 2021	87,266	$87	42,925,303	$42,925	$158,787,183	$(45,373,480)	517,044	$(1,517,036)	$111,939,679

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance, December 31, 2021	86,994	$87	45,484,314	$45,485	$162,815,097	$(27,773,968)	517,044	$(1,517,036)	$133,569,665

Net income (loss)	–	–	–	–	–	7,062,281	–	–	7,062,281
Issuance of stock as payment for acquisitions	–	–	9,900,506	9,901	15,090,549	–	–	–	15,100,450
Return of common stock as compensation to employees, officers and/or directors	–	–	182,460	182	243,443	–	–	–	243,625
Issuance of common stock as compensation to employees, officers and/or directors	–	–	428,401	428	697,463	–	–	–	697,891
Issuance of common stock in connection with sales made under private or public offerings	–	–	–	–	–	–	–	–	–
Dividends declared	–	–	–	–	–	–	–	–	–
Conversion of preferred stock to common stock	–	–	–	–	–	–	–	–	–
Return of common stock	–	–	–	–	–	–	369,415	(473,642)	(473,642)
Stock based compensation expense related to common stock options	–	–	–	–	776,917	–	–	–	776,917

Balance, June 30, 2022	86,994	$87	55,995,681	$55,996	179,623,469	$(20,711,687)	886,459	$(1,990,678)	$156,977,187

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Periods Ended June 30, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance, March 31, 2021	87,266	$87	42,819,815	$42,820	$157,530,563	$(46,823,076)	488,220	$(1,445,696)	$109,304,698

Net income (loss)	–	–	–	–	–	4,370,040	–	–	4,370,040
Issuance of stock as payment for acquisitions	–	–	–	–	–	–	–	–	–
Return of common stock as compensation to employees, officers and/or directors	–	–	–	–	–	–	–	–	–
Issuance of common stock as compensation to employees, officers and/or directors	–	–	105,488	105	235,950	–	–	–	236,055
Issuance of preferred stock in connection with sales made under private or public offerings	–	–	–	–	–	–	–	–	–
Dividends declared	–	–	–	–	–	(2,920,446)	–	–	(2,920,446)
Conversion of preferred stock to common stock	–	–	–	–	–	–	–	–	–
Return of common stock	–	–	–	–	–	–	28,824	(71,340)	(71,340)
Stock based compensation expense related to common stock options	–	–	–	–	1,020,670	–	–	–	1,020,670

Balance, June 30, 2021	87,266	$87	42,925,303	$42,925	$158,787,183	$(45,373,480)	517,044	$(1,517,036)	$111,939,679

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity

Balance, March 31, 2022	86,994	$87	53,484,820	$53,486	$171,798,685	$(54,552,670)	517,044	$(1,517,036)	$115,782,552

Net income (loss)	–	–	–	–	–	33,840,983	–	–	33,840,983
Issuance of stock as payment for acquisitions	–	–	1,900,000	1,900	7,098,044	–	–	–	7,099,944
Return of common stock as compensation to employees, officers and/or directors	–	–	182,460	182	243,443	–	–	–	243,625
Issuance of common stock as compensation to employees, officers and/or directors	–	–	428,401	428	697,463	–	–	–	697,891
Issuance of common stock in connection with sales made under private or public offerings	–	–	–	–	–	–	–	–	–
Dividends declared	–	–	–	–	–	–	–	–	–
Conversion of preferred stock to common stock	–	–	–	–	–	–	–	–	–
Return of common stock	–	–	–	–	–	–	–	–	–
Stock based compensation expense related to common stock options	–	–	–	–	(214,166)	–	369,415	(473,642)	(687,808)
Balance, June 30, 2022	86,994	$87	55,995,681	$55,996	$179,623,469	$(20,711,687)	886,459	$(1,990,678)	$156,977,187

See accompanying notes to the financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Periods Ended June 30, 2022 and 2021

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income (loss) for the period	7,062,281	720,531
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	5,501,399	4,807,147
Gain on change in derivative liabilities	(23,288,292)	(610,927)
Loss (gain) on investment, net	13,813	(221,257)
Loss (gain) loss on sale of asset	–	(292,479)
Stock based compensation	1,474,380	2,636,824
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	(1,677,476)	(1,854,067)
Inventory	3,903,984	(3,368,807)
Prepaid expenses and other current assets	(1,458,786)	(1,250,938)
Other assets	(946,701)	(367,593)
Operating leases right of use assets and liabilities	369,181	77,444
Accounts payable and other liabilities	2,248,013	1,169,538
Deferred Revenue	–	(50,000)
Income taxes payable	(1,163,770)	–
Net cash provided by (used in) operating activities	(7,961,974)	1,395,416

Cash flows from investing activities:
Cash consideration for acquisition of business	(95,903,316)	(66,082,072)
Purchase of fixed assets	(7,004,445)	(1,203,180)
Issuance of notes receivable	–	181,911
Purchase of intangible assets	(2,825)	(29,580)
Net cash used in investing activities	(102,910,586)	(67,132,921)

Cash flows from financing activities:
Proceeds from issuance of debt	19,165,362	40,348,241
Debt issuance and discount costs	4,433,042	–
Repayment of notes payable	–	(5,000,000)
Proceeds from issuance of common stock, net of issuance costs	14,736,363	50,282,798
Net cash provided by financing activities	38,334,767	85,631,039

Net increase (decrease) in cash and cash equivalents	(72,537,793)	19,893,534
Cash and cash equivalents at beginning of period	106,400,216	1,237,235
Cash and cash equivalents at end of period	$33,862,423	$21,130,769

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,004,575	$2,131,495
Cash paid for income taxes	6,840,000	–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with acquisitions	9,900,506	–
Issuance of common stock	379,146	–
Return of common stock	551,875	–

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

Between December 16, 2020 and March 30, 2021, the Company issued 57,760 shares of Preferred Stock to accredited investors in a private placement.

On July 21, 2021, the Company acquired the assets of Southern Colorado Growers under the applicable asset purchase agreement.

On December 3, 2021, the Company and all the Subsidiary Guarantors (as defined in the Indenture (as defined below)) entered into a Securities Purchase Agreement with 31 accredited investors (the “Note Investors”), pursuant to which the Company agreed to issue and sell to the Note Investors 13% senior secured convertible notes due December 7, 2026 (the “Investor Notes”) in an aggregate principal amount of $95,000,000 for an aggregate purchase price of $93,100,000 (reflecting an original issue discount of $1,900,000, or 2%) in a private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes pursuant to the Indenture entered into among the Company, Chicago Admin, LLC, as collateral agent, Ankura Trust Company, LLC, as trustee, and the Subsidiary Guarantors party thereto (as may be supplemented and/or amended from time to time, the “Indenture”). The Company received net proceeds of approximately $92 million at the closing, after deducting a commission to the placement agent and estimated offering expenses. The Investor Notes will mature five years after issuance unless earlier repurchased, redeemed, or converted. The Investor Notes bear interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Notes were subject to an annual interest rate of 9%, with the remainder of the accrued interest payable as an increase to the principal amount of the Investor Notes. The proceeds from the Investor Notes are required to be used to fund previously identified acquisitions and other growth initiatives.

On December 21, 2021, the Company acquired the assets of Smoking Gun, LLC and Smoking Gun Land Company, LLC (collectively, “Smoking Gun”) under the applicable asset purchase agreement.

On January 26, 2022, the Company acquired the assets BG3 Investments, LLC, dba Drift (“Drift”), and Black Box Licensing, LLC under the applicable asset purchase agreement.

On February 8, 2022, the Company acquired its New Mexico business under the terms of a Purchase Agreement, dated November 29, 2021, with Nuevo Holding, LLC and Nuevo Elemental Holding, LLC, both of which are indirect wholly-owned subsidiaries of the Company (collectively, the “Nuevo Purchasers”), Reynold Greenleaf & Associates, LLC (“RGA”), Elemental Kitchen and Laboratories, LLC (“Elemental”), the equity holders of RGA and Elemental, and William N. Ford, in his capacity as Representative, as amended on February 8, 2022 (the “Nuevo Purchase Agreement”). The Nuevo Purchasers acquired substantially all of the operating assets of RGA and all of the equity of Elemental and assumed specified liabilities of RGA and Elemental. Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for certain facilities managed by RGA are held by two not-for-profit entities: Medzen Services, Inc. (“Medzen”) and R. Greenleaf Organics, Inc. (“R. Greenleaf” and together with Medzen, the “NFPs”). At the closing, Nuevo Holding, LLC gained control over the NFPs by becoming the sole member of each of the NFPs and replacing the directors of the two NFPs with Justin Dye, the Company’s Chief Executive Officer and one of its directors, Nancy Huber, the Company’s Chief Financial Officer, and Dan Pabon, the Company’s General Counsel, Chief Government Affairs Officer and Corporate Secretary. The business acquired from RGA consists of serving as a branding, marketing and consulting company, licensing certain intellectual property related to the business of THC-based products to Elemental and the NFPs, providing consulting services to Elemental and the NFPs, and supporting Elemental and the NFPs to promote, support, and develop sales and distribution of products. Elemental is engaged in the business of creating and distributing cannabis-derived products to licensed cannabis producers. Elemental and the NFPs are in the business of cultivating, processing and dispensing marijuana in New Mexico, with 10 dispensaries, four cultivation facilities (three operating and one under development) and one manufacturing facility. The dispensaries are located in Albuquerque, Santa Fe, Roswell, Las Cruces, Grants and Las Vegas, New Mexico. The cultivation and manufacturing facilities are located in Albuquerque, New Mexico and consists of approximately 70,000 square feet of cultivation and 6,000 square feet of manufacturing. On the same date, Nuevo Holding, LLC entered into two separate Call Option Agreements containing substantially identical terms with each of the NFPs. Each Call Option Agreement gives Nuevo Holding, LLC the right to acquire 100% of the equity or 100% of the assets of the applicable NFP for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits a NFP to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. The aggregate closing consideration for the acquisitions was approximately (i) $27.7 million in cash, and (ii) $17.0 million in the form of an unsecured promissory note issued by Nuevo Holding, LLC to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5%. The Nuevo Purchasers issued an “earn-out” payment of $4.5 million in cash to RGA and William N. Ford (as Representative) based on the EBITDA of the acquired business for calendar year 2021.

On February 9, 2022, the Company acquired MCG, LLC and its four wholly-owned subsidiaries (collectively, “MCG”) pursuant to the terms of an Agreement and Plan of Merger, dated November 15, 2021, with Emerald Fields Merger Sub, LLC, a wholly-owned subsidiary of the Company, MCG, MCG’s owners, and Donald Douglas Burkhalter and James Gulbrandsen in their capacity as the Member Representatives, as amended on February 9, 2022.

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

On March 17, 2022, the Company announced that its Common Stock was approved for listing on the NEO, a tier one Canadian Stock exchange based in Toronto, Ontario. The Common Stock began trading on the NEO on March 23, 2022.

On May 31, 2022, the Company acquired substantially all of the operating assets of Urban Health & Wellness, Inc d/b/a Urban Dispensary (“Urban Dispensary”) pursuant to the terms of an Asset and Personal Goodwill Purchase Agreement, dated March 11, 2022, with Double Brow, Urban Dispensary, Productive Investments, LLC, and Patrick Johnson. Urban Dispensary operates an indoor cannabis cultivation facility and a single retail dispensary, each located in Denver, Colorado.

1.	Liquidity and Capital Resources

During the quarter ended June 30, 2022 and year ended December 31, 2021, the Company primarily used revenues from its operations to fund its operations.

Cash and cash equivalents are carried at cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $33,862,423 and $106,400,216 classified as cash and cash equivalents as of June 30, 2022, and December 31, 2021, respectively.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2022 and December 31, 2021, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30,	December 31,
	2022	2021
Level 1 - Marketable Securities Available-for-Sale - Recurring	479,741	493,553

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

The following table depicts the composition of our current and non-current accounts receivable as of June 30, 2022, and December 31, 2021:

	June 30,	December 31,
	2022	2021

Accounts receivable - trade	$5,888,667	$4,001,874
Accounts receivable - related party	–	–
Accounts receivable - litigation, non-current	290,648	303,086
Allowance for doubtful accounts	(135,046)	(135,046)
Total accounts receivable	$6,044,269	$4,169,914

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

Notes Receivable

On March 12, 2021, the Company sold equipment to Colorado Cannabis Company LLC (“Colorado Cannabis”). Colorado Cannabis is obligated to pay $215,000, payable in equal monthly installments for 24 months commencing 30 days from the date of taking possession of the equipment pursuant to the Purchase and Sale Agreement, dated January 29, 2021. As of June 30, 2022, the outstanding balance, including penalties for late payments, on the receivable from Colorado Cannabis totaled $71,667.

Prepaid Expenses and Other Assets (Current and Non-Current)

Prepaid expenses and other assets as of June 30, 2022 and December 31, 2021 were $9,207,275 and $3,038,176, respectively. As of June 30, 2022, this balance included $7,743,112 in prepaid expenses and $1,464,163 in security deposits. As of December 31, 2021, other assets included $2,523,214 in prepaid expenses and $514,962 in security deposits. Prepaid expenses were primarily comprised of insurance premiums, membership dues, conferences and seminars, and other general and administrative costs.

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

The Company performed its annual fair value assessment as of December 31, 2021, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists. No additional factors or circumstances existed as of June 30, 2022, that would indicate impairment.

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

Accounts Payable

Accounts payable as of June 30, 2022 and December 31, 2021 were $3,296,343 and $2,585,705, respectively and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of June 30, 2022 and December 31, 2021 were $8,966,821 and $5,592,222, respectively. As of June 30, 2022, this was comprised of accrued payroll of $2,111,280, operating expenses of $6,221,043, and escrow payable of $634,498. As of December 31, 2021, this was comprised of accrued payroll of $301,312 and operating expenses of $5,290,910.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $509,015 and $1,232,589 for the three and six months ended June 30, 2022, respectively, as compared to $196,903 and $308,593 for the three and six months ended June 30, 2021, respectively.

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

The Company recognized $1,688,925 in expense for stock-based compensation from Common Stock options and Common Stock issued to employees, officers, and directors during the six months ended June 30, 2022, and $2,636,824 in expenses for stock-based compensation from the issuance of Common Stock to employees, officers, directors and/or contractors during the six months ended June 30, 2021.

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

4.	Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	June 30,	December 31,
	2022	2021
Furniture and fixtures	$1,414,484	$300,798
Leasehold improvements	1,949,837	853,599
Vehicles, machinery, and tools	3,553,116	2,152,129
Land	785,000	35,000
Servers & Office Equipment	110,364	–
Software, servers and equipment	2,419,796	2,550,154
Land Improvements	2,854,955	–
Building	3,475,266	2,910,976
PC & Peripherals	679,868	–
Construction in process	6,925,597	3,439,543
Total Asset Cost	$24,168,283	$12,242,199
Less: Accumulated depreciation	(3,212,679)	(1,988,973)
Total property and equipment, net of depreciation	$20,955,604	$10,253,226

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture and fixtures	3-5 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Vehicles, machinery and tools	3-5 years
Land	Indefinite
Software, servers and equipment	3 years
Building	39 years

Depreciation expense for the three and six months ended June 30, 2022 was $821,757 and 1,223,706, respectively and $260,843 and $455,480 for the three and six months ended June 30, 2021, respectively.

5.	Intangible Asset

Intangible assets as of June 30, 2022 and December 31, 2021 were comprised of the following:

	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
License Agreements	$106,350,280	$(8,637,910)	$94,230,280	$(5,496,902)
Tradename	$4,562,825	(1,301,667)	4,560,000	(845,667)
Customer Relationships	$5,150,000	(1,418,548)	5,150,000	(933,690)
Non-compete	$1,205,000	(540,889)	1,205,000	(348,056)
Product License and Registration	$57,300	(19,873)	57,300	(17,963)
Trade Secret	$32,500	(11,556)	32,500	(10,472)
Total	$117,357,905	$(11,930,443)	$105,235,080	$(7,652,750)

Amortization expense for the three and six months ended June 30, 2022 was $2,138,846 and $4,277,693, respectively and $2,755,736 and $4,351,667 for the three and six months ended June 30, 2021, respectively.

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

The fair value of these derivative liabilities is $0 as of June 30, 2022 and December 31, 2021, respectively.

Investor Note

The Company issued Investor Notes in an aggregate principal amount of $95,000,000 on December 7, 2021. A reconciliation of the beginning and ending balances of the derivative liabilities for the periods ended June 30, 2022 and December 31, 2021 were as follows:

Balance as of January 1, 2021	$--

Fair value of derivative liabilities on issuance date	48,936,674
Gain on derivative liability	(14,013,661)

Balance as of December 31, 2021	$34,923,013

Gain on derivative liability	(23,288,292)

Balance as of June 30, 2022	$11,634,721

The Company accounts for derivative instruments in accordance with the GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. In accordance with GAAP, a contract to issue a variable number of equity shares fails to meet the definition of equity and must instead be classified as a derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations at each period-end. The Company utilizes a Monte Carlo simulation in determining the appropriate fair value. The derivative liability will ultimately be converted into the Company’s equity when the Investor Notes are converted or will be extinguished on the repayment of the Investor Notes. The derivative liability will not result in the outlay of any additional cash by the Company. Upon initial recognition, the Company recorded a derivative liability and debt discount of $48,936,674 in relation to the derivative liability portion of the Investor Notes. The Company recorded $1,833,844 and $3,590,017 for the three and six months ended June 30, 2022, respectively, in amortization related to the debt discount.

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

The Company granted Dye Cann I certain demand and piggyback registration rights with respect to the shares of Common Stock sold under the Dye Cann I SPA and issuable upon exercise of the warrants sold under the Dye Cann I SPA. The Company also granted Dye Cann I the right to designate one or more individuals for election or appointment to the Company’s board of directors (the “Board”) and Board observer rights. Further, under the Dye Cann I SPA, until June 5, 2022, if the Company desires to pursue debt or equity financing, the Company must first give Dye Cann I an opportunity to provide a proposal to the Company with the terms upon which Dye Cann I would be willing to provide or secure such financing. If the Company does not accept Dye Cann I’s proposal, the Company may pursue such debt or equity financing from other sources but Dye Cann I has a right to participate in such financing to the extent required to enable Dye Cann I to maintain the percentage of Common Stock (on a fully-diluted basis) that it then owns, in the case of equity securities, or, in the case of debt, a pro rata portion of such debt based on the percentage of Common Stock (on a fully-diluted basis) that it then owns. The warrants granted to Dye Cann I pursuant to the Dye Cann I SPA expired on June 5, 2022.

The Company entered into a Securities Purchase Agreement (as amended, the “Dye Cann II SPA”) with Dye Cann II on November 16, 2020 pursuant to which the Company agreed to sell to Dye Cann II shares of Preferred Stock in one or more tranches at a price of $1,000 per share. The terms of the Dye Cann II SPA are disclosed in the Company’s Current Report on Form 8-K filed on December 23, 2020. The Company and Dye Cann II entered into an amendment to the Dye Cann II SPA on December 16, 2020, as described in the Company’s Current Report on Form 8-K filed on December 23, 2020, a second amendment to the Dye Cann II SPA on February 3, 2021, as described in the Company’s Form 8-K filed on February 9, 2021, and a third amendment to the Dye Cann II SPA on March 30, 2021, as described under Item 9B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company issued and sold to Dye Cann II 7,700 shares of Preferred Stock on December 16, 2020, 1,450 shares of Preferred Stock on December 18, 2020, 1,300 shares of Series Preferred Stock on December 22, 2020, 3,100 shares of Preferred Stock on February 3, 2021, 1,300 shares of Preferred Stock on February 25, 2021, 2,500 shares of Preferred Stock on March 2, 2021 and 4,000 shares of Preferred Stock on March 30, 2021. As a result, the Company issued and sold an aggregate of 21,350 shares of Preferred Stock to Dye Cann II for aggregate gross proceeds of $21,350,000.

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

The Company previously reported the terms of the Preferred Stock in the Company’s Current Report on Form 8-K filed on December 23, 2020.

During the year ended December 31, 2021 the Company recorded expenses of $214,908 with Tella Digital. As of June 30, 2022, the Company recorded expenses of $224,964 with Tella Digital. Tella Digital provides on-premise digital experience solutions for our retail dispensary locations. Mr. Dye is an indirect partial owner of and serves as Chairman of Tella Digital. Nirup Krishnamurthy, the Company’s Chief Operating Officer and one of its directors, is also an indirect partial owner of Tella Digital.

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

On December 7, 2021, the Company entered into a Securities Purchase Agreement with Cozad Investments, L.P. pursuant to which the Company issued an Investor Note in the aggregate principal amount of $250,000 to Cozad Investments, L.P. for $245,000 in cash. The Investor Note bears interest at 13% per year payable quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Cozad is a manager and majority owner of Cozad Investments, L.P. and a member of the Board.

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Cozad as compensation for service on the Board. These shares are valued at $70,001 and $35,001 for May and June 2022, respectively.

Transactions with Entities Affiliated with Marc Rubin

On February 26, 2021, the Company entered into the CRW SPA with CRW, of which Marc Rubin is a beneficial owner. On December 7, 2021, the Company entered into a Securities Purchase Agreement with The Rubin Revocable Trust U/A/D 05/09/2011 pursuant to which the Company issued an Investor Note in the aggregate principal amount of $100,000 to The Rubin Revocable Trust for $98,000 in cash. The Investor Note bears interest at 13% per year payable quarterly commencing March 31, 2022 in cash for the amount equal to the amount payable on such date as if the Investor Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Rubin is a majority owner of The Rubin Revocable Trust and a beneficial owner of CRW.

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

The aggregate purchase price for the Star Buds Acquisition was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, also referred to in this report Quarterly Report on Form 10-Q as “seller note(s),” which are subject to 12% interest per annum (iii) 29,506 shares of Preferred Stock, of which 25,078 shares were issued at the applicable closings and 4,428 shares are held in held in escrow and will be released post-closing to either the applicable sellers or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock to the sellers. As of June 30, 2022 the Company owed an aggregate principal amount of $44,250,000 under the seller notes. The Company has not paid any principal and has paid an aggregate of $6,993,387 of interest on the seller notes as of June 30, 2022. Mr. Ruden’s interest in the aggregate purchase price for the Star Buds Acquisition is as follows: (i) $13,727,490 in cash at the applicable closings, (ii) $13,727,490 in seller notes, (iii) 9,152 shares of Preferred Stock, of which 7,779 shares were issued at the applicable closings and 1,373 shares are held in held in escrow and will be released post-closing to either Mr. Ruden or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 1,715,936 shares of Common Stock to Mr. Ruden. The Company has paid Mr. Ruden an aggregate of $2,165,387.01 in interest on his seller notes as of June 30, 2022.

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

In connection with acquiring the Star Buds assets for our Pueblo West, Niwot, Commerce City, Lakeside, Arapahoe and Aurora locations, SBUD LLC entered into a lease with each of 428 S. McCulloch LLC, Colorado Real Estate Holdings LLC, 5844 Ventures LLC, 5238 W 44th LLC, 14655 Arapahoe LLC and Montview Real Estate LLC, on substantially the same terms. Each of the leases is for an initial three-year term. The lease with 428 S. McCulloch LLC is for the Company’s Pueblo West Star Buds location and was effective on December 17, 2020. The lease with Colorado Real Estate Holdings LLC and 5844 Ventures LLC is for the Company’s Niwot and Commerce City Star Buds locations, respectively, and was effective on December 18, 2020. The lease with 5238 W 44th LLC is for the Company’s Lakeside Star Buds location and was effective on February 3, 2021. The lease with 14655 Arapahoe LLC and Montview Real Estate LLC is for the Company’s Arapahoe and Aurora locations, respectively, and was effective on March 2, 2021. The 428 S McCulloch LLC, 5844 Ventures LLC and 5238 W 44th LLC provides for a monthly rent payment of $5,000 with an aggregate of $180,000 during the initial term of the leases. The Colorado Real Estate Holdings LLC lease provides for a monthly rent payment of $6,779 with an aggregate of $244,044 during the initial term of the lease. The 14655 Arapahoe LLC lease provides for a monthly rent payment of $12,367 with an aggregate of $445,212 during the initial term of the lease. The Montview Real Estate LLC lease provides for a monthly rent of $6,250 with an aggregate of $225,000 during the initial term of the lease. During 2020, SBUD LLC made aggregate rent payments of $10,000. SBUD LLC made aggregate rent payments of $242,376 and $449,297 for the periods ending June 30, 2022 and December 31, 2021, respectively. In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms with escalation. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

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

On May 4, 2022, and June 14, 2022, the Company issued 20,232 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Ruden as compensation for service on the Board. These shares are valued at $35,001 and $35,001 for May and June 2022, respectively.

Transactions with Jeff Garwood

On December 7, 2021, the Company entered into a Securities Purchase Agreement with Jeff Garwood pursuant to which the Company issued an Investor Note in the aggregate principal amount of $300,000 to Mr. Garwood for $294,000 in cash. The Investor Note bears interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Garwood is a member of the Board.

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Garwood, as compensation for service on the Board. These shares are valued at $70,001 and $35,001 for May and June 2022, respectively.

Transactions with Pratap Mukharji

On December 7, 2021, the Company entered into a Securities Purchase Agreement with Pratap Mukharji pursuant to which the Company issued an Investor Note in the aggregate principal amount of $200,000 to Mr. Mukharji for $196,000 in cash. The Investor Note bears interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Mukharji is a member of the Board.

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Mukharji as compensation for service on the Board. These shares are valued at $70,001 and $35,001 for May and June 2022, respectively.

Transactions with Paul Montalbano

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Montalbano as compensation for service on the Board. These shares are valued at $70,001 and $35,001 for May and June 2022, respectively.

Transactions with Jonathan Berger

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Berger as compensation for service on the Board. These shares are valued at $70,001 and $35,001 for May and June 2022, respectively. On June 24, 2022, the Company issued 19,085 shares of Common Stock to Mr. Berger as compensation for service as the Chair of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board. These shares are valued at $25,001 for June 2022.

Transactions with Salim Wahdan

On June 14, 2022, and June 24, 2022, the Company issued 14,584 shares of Common Stock and 15,586 shares of Common Stock, respectively, to Mr. Wahdan as compensation for service on the Board. These shares are valued at $42,887 for June 2022.

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

On December 21, 2021, the Company acquired the assets of Smoking Gun. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $3,947,582 of goodwill.

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

On February 9, 2022, the Company acquired MCG. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $13,876,399 of goodwill and intangibles, however valuation has not been finalized.

On February 15, 2022, the Company acquired the assets of Brow. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $5,733,850 of goodwill and intangibles, however valuation has not been finalized.

On May 31, 2022, the Company acquired the assets of Urban Dispensary. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $2,816,496 of goodwill and intangibles, however valuation has not been finalized.

As of June 30, 2022, the Company had $107,969,018 of goodwill, which consisted of $6,301,080 from Success Nutrients and Pono Publications, $3,003,226 from Denver Consulting Group, $3,000,000 from The Big Tomato, $2,147,613 from Mesa Organics, $27,054,025 from Star Buds, $1,810,323 from Southern Colorado Growers, $3,947,582 from Smoking Gun, $3,344,555 from Drift, $34,933,869 from RGA, $13,876,399 from MCG, $5,733,850 from Brow and $2,816,496 from Urban Dispensary.

9.	Business Combination

During the three and six months ended June 30, 2022, the Company acquired cannabis brands and other assets of Drift, RGA, MCG, Brow, Urban Dispensary, and 100% of the equity of Elemental.

These transactions were accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). In consideration of the sale and transfer of the acquired assets the Company paid as follows:

	Nuevo Holding LLC	Emerald Fields Merger Sub, LLC	Other Acquisitions
Cash	$32,202,123	$18,268,825	$9,933,250
Seller notes	17,000,000	–	–
Common stock	–	11,600,000	3,500,000
Total purchase price	$49,202,123	$29,868,825	$13,433,250

As of June 30, 2022, the Company’s allocation of purchase price is as follows:

Description	Nuevo Holding LLC	Emerald Fields Merger Sub, LLC	Other Acquisitions
Assets acquired:
Cash	$2,860,706	$650,469	$17,100
Accounts receivable	–	196,879	–
Other assets	–	156,000	605,112
Inventory	9,632,130	1,655,000	890,386
Fixed assets	2,137,002	2,687,000	25,966
Other long term assets	2,500	–	–
Intangible assets		12,120,000
Goodwill	34,933,869	13,876,399	11,894,901
Total Assets acquired	$49,566,207	$31,341,747	$13,433,465
Liabilities and Equity assumed:
Accounts payable	$295,043	$458,622	$–
Accrued liabilities	69,041	1,014,300	215
Total Liabilities and Equity assumed	364,084	1,472,922	215
Estimated fair value of net assets acquired	$49,202,123	$29,868,825	$13,433,250

10.	Inventory

As of June 30, 2022, and December 31, 2021, respectively, the Company had $6,912,280 and $5,573,329 of finished goods inventory. As of June 30, 2022, the Company had $8,505,411 of work in process and $3,957,650 of raw materials. As of December 31, 2021, the Company had $5,535,992 of work in process and $12,676 of raw materials. The Company uses the FIFO inventory valuation method. As of June 30, 2022 and December 31, 2021, the Company did not recognize any impairment for obsolescence within its inventory.

11.	Debt

Term Loan — On February 26, 2021, the Company entered into a Loan Agreement with SHWZ Altmore, LLC (“Altmore”), as lender, and GGG Partners LLC, as collateral agent. Upon execution of the Loan Agreement, the Company received $10,000,000 of loan proceeds. In connection with the Company’s acquisition of Southern Colorado Growers, the Company received an additional $5,000,000 of loan proceeds under the Loan Agreement. The term loan incurs 15% interest per annum, payable quarterly on March 1, June 1, September 1, and December 1 of each year. The Company will be required to make principal payments beginning on June 1, 2023 in the amount of $750,000, payable quarterly with the remainder of the principal due upon maturity on February 26, 2025.

Under the terms of the loan, the Company must comply with certain restrictions. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of June 30, 2022, the Company was in compliance with the requirements described above.

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

The Indenture includes customary affirmative and negative covenants, including limitations on liens, additional indebtedness, repurchases and redemptions of any equity interest in the Company or any Subsidiary Guarantor (as defined in the Indenture), certain investments, and dividends and other restricted payments, and customary events of default. Starting on December 7, 2022, the Company must maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) of no less than 1.30 to 1.00 as of the last day of each quarter, and the Company and the Subsidiary Guarantors are required to have at least $10,000,000 in cash (in aggregate) on the last day of each quarter in deposit accounts for which the collateral agent has a perfected security interest in. The Company and the Subsidiary Guarantors are restricted from making certain payments, including but not limited to (i) payment of dividends, (ii) repurchase, redemption, retire, or otherwise acquire any equity interest, option, or warrant of the Company or any Subsidiary Guarantor, and (iii) payment to any equity holder of the Company or a Subsidiary Guarantor for services provided pursuant to management, consulting, or other service agreement (the “Restricted Payments”) but the Company may declare and pay dividends if payable solely in its own equity, or, in the case of the Subsidiary Guarantors, amounts payable to such subsidiaries with respect to its applicable equity ownership. Provided the Company is not in default under the terms of the Indenture, the Company may make Restricted Payments not otherwise permitted thereunder (a) in an amount not to exceed $500,000 until discharge of the Indenture, or (b) after December 7, 2024, so long as the Company’s Consolidated Leverage Ratio (as defined in the Indenture) is between 1.00 and 2.25 for the applicable reference period at the time of the Restricted Payment after giving pro forma effect thereto.

The Indenture contains restrictions and limitations on the Company’s ability to incur additional debt and grant liens on its assets. The Company and its Subsidiary Guarantors are not permitted to incur additional debt or issue Disqualified Equity Interests (as defined in the Indenture) unless the Company’s Consolidated Leverage Ratio is between 1.00 and 2.25 after giving pro forma effect thereto. In addition, the Company is not permitted to grant a senior lien on its assets (excluding acquisition target assets that are identified in the Indenture) to secure indebtedness unless and until (a) at least $80,000,000 of the net proceeds from the Notes (plus the proceeds of certain sale-leaseback transactions) have been used to consummate Permitted Acquisitions prior to the granting of any such lien, and (b) the Consolidated Leverage Ratio for the applicable reference period, calculated on a pro forma basis giving effect to such acquisition and all related transactions, is less than 1.40 to 1.00. As of June 30, 2022, the Company expended approximately $80,600,000 of the proceeds from the Investor Notes on acquisitions. The Indenture provides that the Company and its Subsidiary Guarantors may incur debt under certain circumstances, including but not limited to, (i) debt incurred related to certain acquisitions and dispositions, including capital lease obligations and sale-leaseback transactions not to exceed $5,500,000 (plus up to an additional $2,200,000 in connection with certain transactions identified prior to the Issuance Date) in the aggregate at any time, (ii) certain transactions in the ordinary course of business, and (iii) any other unsecured debt not to exceed $1,000,000 at any time.

The following tables sets forth our indebtedness as of June 30, 2022 and December 31, 2021, respectively, and future obligations:

	June 30,	December 31,
	2022	2021

Term loan dated February 26, 2021, in the original amount of $10,000,000. An additional $5,000,000 was added to the loan agreement on July 28, 2021. Interest of 15% per annum, due quarterly. Principal payments begin June 1, 2023.	$15,000,000	$15,000,000

Seller notes dated December 17, 2020 in the original amount of $44,250,000. Interest of 12% per annum, due monthly. Principal payments begin December 17, 2025.	44,250,000	44,250,000

Convertible note dated December 3, 2021, in the original amount of $95,000,000. Interest of 13% per annum, 9% payable in cash and 4% accreting to the principal amount.	97,165,366	95,000,000

Seller note dated February 7, 2022 in the original amount of $17,000,000. Interest of 5% per annum, due monthly. Principal balance is due February 7, 2025.	17,000,000	–

Less: unamortized debt issuance costs	(7,446,718)	(8,289,743)
Less: unamortized debt discount	(44,887,772)	(48,477,789)

Total long term debt	121,080,876	97,482,468
Less: current portion of long term debt	–	–

Long term debt and unamortized debt issuance costs	$121,080,876	$97,482,468

	Principal Payments	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Total Long Term Debt

2022		$843,023	$3,894,596	$(3,894,596)
2023	2,250,000	1,686,048	8,523,493	(6,273,493)
2024	3,000,000	1,686,048	9,734,935	(6,734,935)
2025	40,651,759	1,686,048	11,057,799	29,593,960
2026	127,513,607	1,545,551	11,676,949	115,836,658
Thereafter	–	–	–	–

Total	$173,415,366.00	$7,446,718.00	$44,887,772.00	$128,527,594.00

12.	Leases

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	June 30, 2022
Asset
Operating lease right of use assets	Noncurrent assets	$14,755,181
Liabilities
Lease liabilities	Current Liabilities	$3,795,776
Lease liabilities	Noncurrent liabilities	11,532,286

Maturities of Lease Liabilities

Maturities of lease liabilities as of June 30, 2022 are as follows:

2022 fiscal year	$24,566,696
Less: Interest	754,274
Present value of lease liabilities	$23,812,422

The following table presents the Company’s future minimum lease obligation under ASC 842 as of June 30, 2022:

2022 fiscal year	$2,436,876
2023 fiscal year	4,230,773
2024 fiscal year	4,153,572
2025 fiscal year	3,988,575
2026 fiscal year	2,993,623
Thereafter	6,763,278
Total	$24,566,697

13.	Commitments and Contingencies

Definitive Agreement to Invest in Colorado-Based Mission Holdings.

Effective as of July 13, 2022, the Company entered into a strategic relationship with Mission Holdings US, Inc. (“Mission Holdings”), an entity affiliated with MCG, by purchasing a non-controlling equity interest in Mission Holdings. Mission Holdings offers various products and brands, including proprietary cannabis infused gummies and premium flower for medical and recreational sale in Colorado and California. The Company has the right to acquire 100% of the equity interest in Mission on or after the three-year anniversary of the investment.

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

The Company had 86,994 shares of Preferred Stock issued and 4,428 shares of Preferred Stock in escrow as of June 30, 2022 and December 31, 2021. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount, (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances. Preferred dividends were $3,510,019 and $1,766,575 as of June 30, 2022 for the six and three month periods, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock, par value $0.001 per share. The Company had 55,995,681 shares of Common Stock issued, 54,446,575 shares of Common Stock outstanding, 886,459 shares of Common Stock in treasury, and 662,647 shares of Common Stock in escrow as of June 30, 2022, and 45,484,314 shares of Common Stock issued, 44,745,870 shares of Common Stock outstanding, 517,044 shares of Common Stock in treasury, and 221,400 shares of Common Stock in escrow as of December 31, 2021.

Common Stock Issued as Compensation to Employees, Officers, and Directors

For the year ended December 31, 2021, the Company issued 323,530 shares of Common Stock valued at $637,233 to employees and directors as compensation.

For the six months ended June 30, 2022, the Company issued 428,401 shares of Common Stock valued at $697,463 as compensation to directors.

Common and Preferred Stock Issued as Payment for Acquisitions

On April 20, 2020, the Company issued 2,554,750 shares of Common Stock valued at $4,167,253 for the acquisition of Mesa Organics, Ltd.

The Company issued shares of Preferred Stock in connection with the Star Buds Acquisition to each relevant selling party as follows: (i) on December 17, 2020 the Company issued 2,862 shares of Preferred Stock valued at $2,861,994, of which 430 shares of Preferred Stock valued at $387,000 were placed in escrow, (ii) on December 18, 2020 the Company issued 6,404 shares of Preferred Stock valued at $6,403,987, of which 959 shares of Preferred Stock valued at $863,100 were placed in escrow, (iii) on February 3, 2021 the Company issued 2,319 shares of Preferred Stock valued at $2,318,998, of which 349 shares of Preferred Stock valued at $314,100 were placed in escrow, and (iv) on March 3, 2021 the Company issued 17,921 shares of Preferred Stock valued at $17,920,982, of which 2,690 shares of Preferred Stock valued at $2,421,000 were placed in escrow.

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

On May 31, 2022, the Company issued 1,450,382 shares of Common Stock valued at $1,900,000, of which 219,847 shares valued at $288,000 were placed in escrow for the acquisition of Urban Dispensary.

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

For the year ended December 31, 2021, the Company issued warrants to purchase an aggregate of 3,793,530 shares of Common Stock as consideration for the Star Buds Acquisition. These warrants have an exercise price of $1.20 per share and expiration dates five years from the dates of issuance. In addition, the Company issued a warrant to purchase an aggregate of 1,500,000 shares of Common Stock to Altmore in connection with entering into a loan agreement. This warrant has an exercise price of $2.50 per share and expires five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.20 and $2.50, respectively, (ii) the contractual term of the warrant of five years, (iii) a risk-free interest rate ranging between 0.21% - 1.84% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 157.60% - 194.56%. As of June 30, 2022, 1,500,000 warrants issued to Dye Cann I and 900,000 warrants issued to accredited investors in 2019 expired. No new warrants were issued as of June 30, 2022.

The following table reflects the change in Common Stock purchase warrants for the period ended June 30, 2022:

Number of shares
Balance as of December 31, 2021	17,018,750
Warrants exercised	–
Warrants forfeited/expired	(2,400,000)
Warrants issued	–
Balance as of June 30, 2022	14,618,750

Conversion of Preferred Stock to Common Stock

On December 20, 2021, a holder of Preferred Stock converted 272 shares of Preferred Stock into 245,017 shares of Common Stock.

15.	Segment Information

The Company has three identifiable segments as of June 30, 2022; (i) retail, (ii) wholesale and (iii) and other. The retail segment represents our dispensaries which sell merchandise directly to customers via retail locations and e-commerce portals. The wholesale segment represents our manufacturing, cultivation, and wholesale business which sells merchandise to customers via e-commerce portals, a retail location, and a manufacturing facility. The other segment derives its revenue from licensing and consulting agreements with cannabis related entities, in addition to fees from seminars and expense reimbursements included in other revenue on the Company’s financial statements.

The following information represents segment activity for the three months ended June 30, 2022:

	Retail	Wholesale	Other	Total
Revenues	38,138,799	6,080,843	43,750	44,263,392
Cost of goods and services	(13,342,427)	(5,807,019)	42,502	(19,106,944)
Gross profit	24,796,372	273,824	86,252	25,156,448
Intangible assets amortization	2,525,875	79,855	2,552	2,608,282
Depreciation	56,543	83,725	224,131	364,399
Net income (loss)	16,462,794	93,131	17,285,058	33,840,983
Segment assets	188,903,224	64,211,139	65,033,618	318,147,981

The following information represents segment activity for the six months ended June 30, 2022:

	Retail	Wholesale	Other	Total
Revenues	64,664,515	11,288,231	88,200	76,040,946
Cost of goods and services	(29,248,037)	(10,678,606)	(20,352)	(39,946,995)
Gross profit	35,416,478	609,625	67,848	36,093,951
Intangible assets amortization	3,879,580	396,951	1,163	4,277,694
Depreciation	420,691	351,667	451,348	1,223,706
Net income (loss)	20,224,737	(328,733)	(12,833,723)	7,062,281
Segment assets	188,903,224	64,211,139	65,033,618	318,147,981

Segment assets from Other mainly related to cash from the Investor Notes.

16.	Tax Provision

The following table summarizes the Company’s income tax expense and effective tax rates for three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,
	2022	2021
Income (loss) before income taxes	$38,246,945	$4,598,513
Income tax expense	4,405,962	228,474
Effective tax rate	11.52%	4.97%

	Six Months Ended June 30,
	2022	2021
Income (loss) before income taxes	$12,728,137	$1,405,620
Income tax expense	5,665,856	685,088
Effective tax rate	44.51%	48.74%

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

The effective tax rate for the three months and six months ended June 30, 2022 varies from the three months and six months ended June 30, 2021 primarily due to the change in nondeductible expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible dur to IRC Section 280E limitations which results in significant income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's valuation allowance represents the amount of tax benefits that are likely to not be realized. Management assesses the need for a valuation allowance each period and continues to have a full valuation allowance on its deferred tax assets as of June 30, 2022.

The Federal statute of limitation remains open for the 2017 tax year to present. The state statute of limitation remains open for the 2016 tax year to present.

17.	Earnings per share (Basic and Dilutive)

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted Earnings Per Share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to Common Stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 6,185,750 of vested stock options, 14,618,750 stock purchase warrants, and 86,994 shares of Preferred Stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$33,840,983	$4,370,040	$7,062,281	$720,531
Less: Accumulated preferred stock dividends for the period	(1,766,575)	–	(3,510,019)	–
Net income (loss) attributable to common stockholders	$32,074,408	$4,370,040	$3,552,262	$720,531

Denominator:
Weighted-average shares of common stock	49,178,494	42,332,144	49,178,494	42,286,168
Basic earnings per share	$0.65	$0.10	$0.07	$0.02

Numerator:
Net income (loss) attributable to common stockholders - dilutive	$32,074,408	$4,370,040	$3,552,262	$720,531

Denominator:
Weighted-average shares of common stock	49,178,494	42,332,144	49,178,494	42,286,168
Dilutive effect of warrants	1,483,994	2,558,877	1,483,994	2,558,877
Dilutive effect of options	1,114,415	9,084,500	1,114,415	9,041,682
Dilutive effect of preferred stock	81,704,765	–	81,704,765	–
Diluted weighted-average shares of common stock	133,481,667	53,975,521	133,481,667	53,886,727
Diluted earnings per share	$0.24	$0.08	$0.03	$0.01

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

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Effective as of July 13, 2022, the Company entered into a strategic relationship with Mission Holdings US, Inc. (“Mission Holdings”), an entity affiliated with MCG, by purchasing a non-controlling equity interest in Mission Holdings. Mission Holdings offers various products and brands, including proprietary cannabis infused gummies and premium flower for medical and recreational sale in Colorado and California. The Company has the right to acquire 100% of the equity interest in Mission on or after the three-year anniversary of the investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. In addition to our historical unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.” See also, “CAUTIONARY NOTE ABOUT FORWARD-LOOKING INFORMATION.”

Overview of the Company

Established in 2014 and headquartered in Denver, Colorado, Medicine Man Technologies, Inc., is a cannabis consumer packaged goods company and retailer. The Company’s focus is on building the premier, vertically integrated cannabis company by taking operating systems to other states where it can develop a differentiated leadership position. The Company is anchored by a high-performance culture that combines customer-centric thinking and data science to test, measure, and drive decisions and outcomes. The Company currently operates in Colorado and New Mexico.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the three and six months ended June 30, 2022 and June 30, 2021 and (ii) consolidated balance sheet as of June 30, 2022 and December 31, 2021 have been derived from and should be read in conjunction with the consolidated financial statements and accompanying notes presented in this report.

The Company’s consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in ordinary course of business.

Revenue segments

The Company has consolidated financial statements across its operating businesses with operating segments of retail, wholesale and other. The Company also accounts for revenue by state within the operating segments of retail, wholesale, and other for the State of Colorado and the State of New Mexico, which are reported below.

Revenue of Operation by Segment

	For the Three Months Ended June 30,		2022 vs 2021
	2022	2021	$	%
Retail	$38,138,799	$21,525,816	$16,612,983	77%
Wholesale	6,080,843	9,186,181	$(3,105,338)	-34%
Other	43,750	16,844	$26,906	160%
Total revenue	$44,263,392	$30,728,841	$13,534,551	44%

	For the Six Months Ended June 30,		2022 vs 2021
	2022	2021	$	%
Retail	$64,664,515	$33,342,016	$31,322,499	94%
Wholesale	11,288,231	16,632,445	$(5,344,214)	-32%
Other	88,200	94,494	$(6,294)	-7%
Total revenue	$76,040,946	$50,068,955	$25,971,991	52%

Revenue of Operation by State

	For the Three Months Ended June 30,		2022 vs 2021
	2022	2021	$	%
Colorado	$32,828,362	$30,728,841	$2,099,521	7%
New Mexico	11,435,030	–	$11,435,030	***
Total revenue	$44,263,392	$30,728,841	$13,534,551	44%

	For the Six Months Ended June 30,		2022 vs 2021
	2022	2021	$	%
Colorado	$60,033,765	$50,068,955	$9,964,810	20%
New Mexico	16,007,181	–	$16,007,181	***
Total revenue	$76,040,946	$50,068,955	$25,971,991	52%

Revenues for Colorado and New Mexico for the three months ended June 30, 2022, totaled $32,828,362 and $11,435,030, respectively. Revenue for Colorado for the three months ended June 30, 2022 increased by $2,099,521, or 7% compared to the prior period. Revenues for New Mexico for the three months ended June 30, 2022 increased $11,435,030 compared to the prior period, as the Company purchased the New Mexico business in the first quarter of 2022. For the three months ended June 30, 2022, Colorado and New Mexico represented 74% and 26%, respectively, of the Company’s total revenue.

Revenues for Colorado and New Mexico for the six months ended June 30, 2022, totaled $60,033,765 and $16,007,181, respectively. Revenue for Colorado for the six months ended June 30, 2022 increased by $9,964,810, or 20% compared to the prior period. Revenues for New Mexico for the six months ended June 30, 2022 increased $16,007,181 compared to the prior period, as the Company purchased the New Mexico business in the first quarter of 2022. For the six months ended June 30, 2022, Colorado and New Mexico represented 79% and 21%, respectively, of the Company’s total revenue.

	For the Three Months Ended June 30,		2022 vs 2021
	2022	2021	$	%
Total revenue	$44,263,392	$30,728,841	$13,534,551	44%
Total cost of goods and services	19,106,944	15,826,341	(3,280,603)	-21%
Gross profit	25,156,448	14,902,500	10,253,948	69%
Total operating expenses	16,120,798	10,461,584	(5,659,214)	-54%
Income (loss) from operations	9,035,650	4,440,916	4,594,734	103%
Total other income (expense)	29,211,295	157,598	29,053,697	18435%
Provision for income taxes (benefit)	4,405,962	228,474	(4,177,488)	-1828%
Net income (loss)	$33,840,983	$4,370,040	$29,470,943	674%
Earnings (loss) per share attributable to common shareholders - basic	$0.65	$0.10	$0.55	550%
Earnings (loss) per share attributable to common shareholders - diluted	$0.24	$0.08	$0.16	200%
Weighted average number of shares outstanding - basic	49,178,494	42,332,144
Weighted average number of shares outstanding - diluted	133,481,667	53,975,521

Quarter Ended June 30, 2022 Compared to the Quarter Ended June 30, 2021

Revenue

Revenues for the three months ended June 30, 2022 totaled $44,263,392, including (i) retail sales of $38,138,799 (ii) wholesale sales of $6,080,843 and (iii) other operating revenues of $43,750, compared to revenues of $30,728,841, including (i) retail sales of $21,525,816, (ii) wholesale of $9,186,181, and (iii) other operating revenues of $16,844 during the three months ended June 30, 2021, representing an increase of $13,534,551 or 44%. This increase was due to increased sales of our products as well as execution of our growth through acquisition initiatives. In the second quarter of 2022, the Company acquired one additional retail dispensary, which generated additional retail revenue. Additionally, recreational marijuana sales became legal in New Mexico in April 2022, which increased sales volume and revenues in New Mexico. Wholesale revenues in Colorado decreased due to increased cultivation capacity in the state resulting in an over-supply of wholesale cannabis materials.

Cost of Goods and Services

Cost of goods and services for the three months ended June 30, 2022 totaled $19,106,944 compared to cost of goods and services of $15,826,341 during the three months ended June 30, 2021, representing an increase of $3,280,603 or 21%. The increase in cost of goods and services is driven by the increase in revenues, however not at the same rate. During the three months ended June 30, 2022, the Company experienced a reduction in costs driven by vertical integration and third-party price negotiations.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 totaled $16,120,798, compared to operating expenses of $10,461,584 during the three months ended June 30, 2021, representing an increase of $5,659,214 or 54%. This increase is due to increased selling, general and administrative expenses, professional service fees, salaries, benefits and related employment costs mainly driven by growth from acquisitions.

Other Income (Expense), Net

Other expense, net for the three months ended June 30, 2022 totaled $29,211,295 compared to $157,598 during the three months ended June 30, 2021, representing an increase in income of $29,053,697 or 18,435%. The increase in other income is due to the revaluation of the derivative liability related to the Investor Notes, offset by higher interest payments.

Net Income (Loss)

As a result of the factors discussed above, we generated net income for the three months ended June 30, 2022 of $33,840,983, compared to net income of $4,370,040 for the three months ended June 30, 2021.

	For the Six Months Ended June 30,		2022 vs 2021
	2022	2021	$	%
Total revenue	$76,040,946	$50,068,955	$25,971,991	52%
Total cost of goods and services	39,946,995	27,913,451	(12,033,544)	-43%
Gross profit	36,093,951	22,155,504	13,938,447	63%
Total operating expenses	31,848,841	19,199,495	(12,649,346)	-66%
Income (loss) from operations	4,245,110	2,956,009	1,289,101	44%
Total other income (expense)	8,483,027	(1,550,390)	10,033,417	-647%
Provision for income taxes (benefit)	5,665,856	685,088	(4,980,768)	-727%
Net income (loss)	$7,062,281	$720,531	$6,341,750	880%
Earnings (loss) per share attributable to common shareholders - basic	$0.07	$0.02	$0.05	250%
Earnings (loss) per share attributable to common shareholders - diluted	$0.03	$0.01	$0.02	200%
Weighted average number of shares outstanding - basic	49,178,494	42,286,168
Weighted average number of shares outstanding - diluted	133,481,667	53,886,727

Year to Date June 30, 2022 Compared to the Year to Date June 30, 2021

Revenue

Revenues for the six months ended June 30, 2022 totaled $76,040,946, including (i) retail sales of $64,664,515 (ii) wholesale sales of $11,288,231 and (iii) other operating revenues of $88,200, compared to revenues of $50,068,955, including (i) retail sales of $33,342,016, (ii) wholesale of $16,632,445, and (iii) other operating revenues of $94,494 during the six months ended June 30, 2021, representing an increase of $25,971,991 or 52%. This increase was due to increased sales of our products as well as execution of our growth through acquisitions initiatives. The Company acquired fifteen additional retail dispensary during the six months ended June 30, 2022, which increased retail revenue during such periods. New Mexico legalized recreational cannabis sales in the second quarter of 2022, which caused revenues in New Mexico to increase. Wholesale revenue decreased due to wholesale distillate pricing pressure, increased competitors in the cannabis cultivation market and over-supply of wholesale cannabis materials.

Cost of Goods and Services

Cost of goods and services for the six months ended June 30, 2022 totaled $39,946,995 compared to cost of goods and services of $27,913,451 during the six months ended June 30, 2021, representing an increase of $12,033,544 or 43%. The increase in cost of goods and services is driven by the increase in revenue, however not at the same rate. During the six months ended June 30, 2022, the Company experienced a reduction in costs driven by vertical integration and third-party price negotiations.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 totaled $31,848,841, compared to operating expenses of $19,199,495 during the six months ended June 30, 2021, representing an increase of $12,649,346 or 66%. This increase is due to increased selling, general and administrative expenses, professional service fees, salaries, benefits and related employment costs mainly driven by growth from acquisitions.

Other Income (Expense), Net

Other income, net for the six months ended June 30, 2022 totaled $8,483,027 compared to other expenses, net, of $1,550,390 during the three months ended June 30, 2021, representing an increase in income of $10,033,417 or 647%. The increase in other income, net is due to the revaluation of the derivative liability related to the Investor Notes, offset by higher interest payments.

Net Income (Loss)

As a result of the factors discussed above, we generated net income for the six months ended June 30, 2022 of $7,062,281, compared to net income of $720,531 for the six months ended June 30, 2021.

Drivers of Results of Operations & Key Performance Indicators

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

Adjusted EBITDA

Adjusted EBITDA is derived from Operating Income, which is adjusted for one-time expenses, merger and acquisition and capital raising costs, non-cash related compensation costs, and depreciation and amortization.

Average Basket Size

Average Basket Size is calculated based on the average dollar value of all total items purchased by a single customer during a single visit to one of the Company’s retail dispensary stores. Management monitors and utilizes Average Basket Size to assess consumer preferences and behavior, effectiveness of consistent reward and discount offerings, and product performance. Management believes this metric can be useful to investors for a better understanding of average customer spend and revenue across all Company retail dispensaries.

Recorded Customer Visits

The Recorded Customer Visits metric reports the number of customers that have visited any of the Company’s retail dispensary stores and made a purchase. Customer visits are recorded at the time of purchase. If a customer makes multiple purchases in a day, each purchase is counted as an individual visit. Management uses Recorded Customer Visits to monitor and assess Company performance in the markets where it operates, consumer acceptance of the Company’s brand and products, customer retention, and store traffic. Recorded Customer Visits is a useful non-financial metric for investors to contextualize the Company’s assessment of overall market performance and consumer appetite for cannabis products.

Same Store Sales and Stacked IDs

The Company utilizes Same Store Sales and Stacked Identical Store Sales (“Stacked IDs”) to evaluate and monitor organic growth from existing dispensaries. Management believes these metrics are useful for investors to assess management of our retail stores and to distinguish revenue and growth from operations from revenue and growth from acquisitions. Same Store Sales and Stacked IDs are both expressed as a percentage that indicates the relative increase or decrease to revenue for certain retail stores from the relevant previous reporting period, which are reported separately for retail operations in Colorado and New Mexico. Same Store Sales is calculated by comparing revenue from sales for all dispensaries in existence for more than one year against the revenue from the sales for the same dispensaries for a specified previous period. Stacked IDs, which is derived from Same Store Sales, reflects Same Store Sales as adjusted for dating discrepancies to report comparable sales for the identical period of days for a specified previous period.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had total current liabilities of $28,557,632 and $45,263,179, respectively. The decrease is driven by the revaluation of the derivative liability associated with the Investor Notes. As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $33,862,423 and $106,400,216, respectively to meet its current obligations. The Company had working capital of $38,248,532 as of June 30, 2022, a decrease of $40,400,544 as compared to December 31, 2021. The reduction in working capital is primarily driven by the reduction of cash to fund acquisitions and operations.

The Company is an early-stage growth company, generating cash from revenues and capital raises. Cash is being reserved primarily for capital expenditures, facility improvements and strategic investment opportunities. The Company anticipates overall revenue to increase in 2022 due to acquisitions and adult-use becoming legalized in New Mexico on April 1, 2022. It is possible the Company will seek additional external financing to meet capital needs in the future. The Company relies on internal capital that is generated through revenue and any other internal sources of liquidity to meet its short-term and long-term capital demands as well as various forms of external financing, including loan arrangements, capital raises, and cash from the Investor Notes. The Company maintains the unused portion of the funds received from the Investor Notes for future acquisitions and execution of growth strategies.

Due to our participation in the cannabis industry and the regulatory framework governing cannabis in the United States, our debt and loan arrangements are sometimes subject to higher interest rates than are market for other industries, which has an unfavorable impact on our liquidity and capital resources. Additionally, the cash requirements to service our debt obligations increase with the passage of time due to interest accrual, which increases constraints on our capital resources and tends to reduce liquidity in the amount of such accruals. We currently anticipate meeting these cash requirements from operating revenue and cash on hand. One of our strategic goals is to stimulate growth through acquisitions, which also tends to negatively impact liquidity during periods when we consummate an identified acquisition. We expect to continue executing this strategy in future periods, which will decrease liquidity.

Cash Flows

Cash Provided by (Used in) Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the quarters ended June 30, 2022 and 2021 were as follows:

	For the Periods Ended June 30,
	2022	2021
Net cash provided by (used in) Operating Activities	$(7,961,974)	$1,395,416
Net cash used in Investing Activities	(102,910,586)	(67,132,921)
Net cash provided by Financing Activities	38,334,767	85,631,039

The Company’s cash provided by (used in) operating activities is predominantly driven by revenue, which is supplemented by increases in sales from acquisitions. Our use of cash from investing activities is driven by acquisition of businesses, cannabis licenses, and property, plant and equipment for existing entities. Our cash provided by financing activities is mainly from proceeds from our credit facility, the Investor Notes and the issuance of shares of Preferred Stock.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMITMENTS AND CONTINGENCIES

The following table quantifies the Company’s future contractual obligation as of June 30, 2022:

	Total	2022	2023	2024	2025	2026	Thereafter
Notes Payable (a)	$173,415,366	$–	$2,250,000	$3,000,000	$40,651,759	$127,513,607	$–
Interest Due on Notes Payable	70,356,868	9,842,341	17,410,766	17,340,492	15,370,549	10,392,720	–
Right of Use Assets	24,566,697	2,436,876	4,230,773	4,153,572	3,988,575	2,993,623	6,763,278
Total	$268,338,931	$12,279,217	$23,891,539	$24,494,064	$60,010,883	$140,899,949	$6,763,278

(a) - This amount excludes $44,887,772 of unamortized debt discount and $7,446,718 of unamortized debt issuance costs. See Note 10 - Debt

The Company anticipates using funds from operating activities and, if needed, additional external financing, to support contractual cash obligations.

Off-Balance Sheet Arrangements

As of June 30, 2022 and June 30, 2021, we were not party to any off-balance sheet arrangement that had or was reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

We performed our annual fair value assessment on our subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets at December 31, 2021, and determined that no impairment exists. No additional factors or circumstances existed as of June 30, 2022, that would indicate impairment.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 7, 2019, the Company filed a complaint against ACC Industries Inc. and Building Management Company B, L.L.C., in state district court located in Clark County, Nevada, alleging, amongst other causes of action, breach of contract, conversion, and unjust enrichment and seeking general, special and punitive damages. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020, ACC Industries Inc. filed a counterclaim against the Company alleging breach of contract. The Company discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration, ACC Enterprises, LLC (“ACC”), should be brought in as a party to the arbitration. Based upon the new facts, the Company filed a motion to amend the complaint to add new claims and ACC as a party. On September 1, 2020, the arbitrator granted the Company’s motion and permitted the Company to amend the complaint to add ACC as a party. On September 1, 2020, the Company filed an amended complaint and added intentional misrepresentation, fraudulent inducement, civil conspiracy, aiding and abetting, successor liability and fraudulent concealment claims. The Company began arbitration proceedings on November 2, 2020. The Company completed arbitration in February 2021. On May 14, 2021, the Arbitrator entered an award in favor of the Company in the aggregate amount of $1,935,273, subject to an offset equal to $150,000, for a total net award of $1,785,273. After the arbitration award was entered, a receiver was appointed over ACC and its affiliates due to the death of the only owner who had a valid cannabis establishment registration agent card. An automatic litigation stay was entered upon the appointment of the receiver. During the receivership, ACC's owners have had internal ownership disputes and ACC has had financial difficulties. The receiver has taken the position that ACC should be liquidated and sold. On April 28, 2022, the receiver received approval from the court to liquidate ACC’s assets. On May 24, 2022, upon the completion of a bidding procedure for certain ACC assets, the court approved the sale of certain ACC assets to the only and prevailing bidder. The finality of that sale is in progress and near completion. On July 26, 2022, the court approved a creditors’ claim process. The Company intends to comply with that process and submit a claim for approval. The company continues to actively participate in the receivership case.

On July 6, 2018, the Company filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers (“VVG”). In the complaint, the Company alleges breach by VVG of the Technologies License Agreement dated April 27, 2017 entered into between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321 plus pre- and post-judgment interest and attorneys’ fees. In March 2020, VVG filed its opening appeal brief with the Nevada Supreme Court. The Company’s response brief was due on May 15, 2020. After VVG filed its opening brief in March 2020, the Company filed a Motion to Strike portions of the brief and record. On August 27, 2020, the court ordered VVG to supplement its brief and the record. On October 27, 2020, the Company, in a joint request with VVG, filed a motion to extend its time to file its answering brief. The Company filed its answering brief in January 2021. VVG’s reply brief was filed in March 2021. On July 23, 2021, the Nevada Supreme Court affirmed the trial court’s damage award but remanded the case to the trial court to properly calculate post-judgment interest. After the affirmance, VVG filed a petition for rehearing with the Nevada Supreme Court arguing it overlooked or misapprehended material facts in the record.  The Company answered the rehearing petition arguing that it did not. On December 22, 2021, the Company received $3,577,200 for most of the outstanding receivable plus interest and legal fees. Requests for costs and fees related to the appeal are currently pending before the district court.

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those identified in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the period ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is subject to restrictions on the payment of dividends and other working capital requirements in its loan and debt agreements. See Note 11 to the Financial Statements included in Part I to this Quarterly Report on Form 10-Q for additional information on the Company’s indebtedness and related restrictions therein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Asset and Personal Goodwill Purchase Agreement, dated March 11, 2022, by and among Medicine Man Technologies, Inc., Double Brow, LLC, Urban Health & Wellness, Inc., Patrick Johnson, and Productive Investments, LLC (Incorporated by reference to Exhibit 99.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 6, 2022 (Commission File No. 00055450))
10.1***	Form of Stock Award Agreement, dated June 14, 2022, between Director and Medicine Man Technologies, Inc.
10.2***	Stock Award Agreement, dated June 24, 2022, between Jonathan Berger and Medicine Man Technologies, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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

Dated: August 11, 2022	MEDICINE MAN TECHNOLOGIES, INC.

By: /s/ Justin Dye
Justin Dye, Chief Executive Officer (Authorized Officer)

By: /s/ Nancy Huber
Nancy Huber, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

