Form 10-Q
period 2022-09-30
Medicine Man Technologies, Inc.
filed 2022-11-10
CIK 1622879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the Registrant had 54,741,506 shares of Common Stock outstanding.

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

Factors and risks that may cause or contribute to actual events, results, performance or achievements differing from these forward-looking statements include, but are not limited to, for example:

●	regulatory limitations on our products and services;
●	our ability to identify, consummate, and integrate anticipated acquisitions;
●	general industry and economic conditions;
●	our ability to access adequate capital upon terms and conditions that are acceptable to us;
●	our ability to pay interest and principal on outstanding debt when due;
●	volatility in credit and market conditions; and
●	other risks and uncertainties related to the cannabis market and our business strategy.

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$38,725,187	$106,400,216
Accounts receivable, net of allowance for doubtful accounts	5,176,200	3,866,828
Inventory	21,289,003	11,121,997
Note receivable - current, net	47,778	—
Marketable securities, net of unrealized loss of $42,353 and gain of $216,771, respectively	451,200	493,553
Prepaid expenses and other current assets	5,901,058	2,523,214
Total current assets	71,590,426	124,405,808
Non-current assets
Fixed assets, net accumulated depreciation of $4,011,034 and $1,988,973, respectively	25,592,522	10,253,226
Goodwill	99,592,790	43,316,267
Intangible assets, net accumulated amortization of $13,960,457 and $7,652,750, respectively	111,073,948	97,582,330
Note receivable – noncurrent, net	—	143,333
Accounts receivable – litigation	290,648	303,086
Other noncurrent assets	1,457,646	514,962
Operating lease right of use assets	19,982,940	8,511,780
Total non-current assets	257,990,494	160,624,984
Total assets	$329,580,920	$285,030,792

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$5,756,736	$2,548,885
Accounts payable - related party	53,819	36,820
Accrued expenses	9,332,382	5,592,222
Derivative liabilities	6,818,053	34,923,013
Notes payable - related party	—	134,498
Lease liabilities - current	2,992,540	—
Current portion of long term debt	1,500,000	—
Income taxes payable	3,588,371	2,027,741
Total current liabilities	30,041,901	45,263,179
Long term debt, net of debt discount and issuance costs	122,889,447	97,482,468
Lease liabilities	17,763,177	8,715,480
Total long-term liabilities	140,652,624	106,197,948
Total liabilities	170,694,525	151,461,127

Stockholders' equity
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 86,994 shares issued as of September 30, 2022 and December 31, 2021, 84,304 outstanding at September 30, 2022 and 82,566 outstanding at December 31, 2021.	87	87
Common stock, $0.001 par value. 250,000,000 shares authorized; 56,069,212 shares issued and 54,741,506 shares outstanding at September 30, 2022 and 45,484,314 shares issued and 44,745,870 shares outstanding as of December 31, 2021.	56,069	45,485
Additional paid-in capital	179,723,367	162,815,097
Accumulated deficit	(18,902,450)	(27,773,968)
Common stock held in treasury, at cost, 886,459 shares held as of September 30, 2022 and 517,044 shares held as of December 31, 2021	(1,990,678)	(1,517,036)
Total stockholders' equity	158,886,395	133,569,665
Total liabilities and stockholders' equity	$329,580,920	$285,030,792

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Periods Ended September 30, 2022 and 2021

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues
Retail	$39,759,734	$20,741,864	$104,386,464	$54,083,880
Wholesale	3,335,252	11,022,519	14,661,268	27,654,965
Other	96,000	70,922	184,200	165,416
Total revenue	43,190,986	31,835,305	119,231,932	81,904,261
Cost of goods and services
Total cost of goods and services	17,226,451	16,779,313	57,173,192	44,692,765
Gross profit	25,964,535	15,055,992	62,058,740	37,211,496
Operating expenses
Selling, general and administrative expenses	6,725,713	5,593,336	20,245,737	13,580,469
Professional services	1,626,909	752,572	5,729,339	4,466,696
Salaries	6,397,157	3,644,320	18,934,873	8,505,733
Stock based compensation	99,898	1,228,764	1,788,823	3,865,588
Total operating expenses	14,849,677	11,218,992	46,698,772	30,418,486
Income (loss) from operations	11,114,858	3,837,000	15,359,968	6,793,010
Other income (expense)
Interest expense, net	(8,500,235)	(1,851,694)	(23,312,088)	(4,526,746)
Unrealized gain on derivative liabilities	4,816,668	356,824	28,104,960	967,751
Other income	—	—	20,400	—
Gain (loss) on sale of assets	—	(49,985)	—	242,494
Unrealized gain (loss) on investments	(28,541)	(10,572)	(42,353)	210,685
Total other income (expense)	(3,712,108)	(1,555,427)	4,770,919	(3,105,816)
Provision for income taxes	5,593,513	1,312,817	11,259,369	1,997,905
Net income	$1,809,237	$968,756	$8,871,518	$1,689,289

Less: Accumulated preferred stock dividends for the period	(1,784,113)	—	(5,294,132)	—
Net income attributable to common stockholders	$25,124	$968,756	$3,577,386	$1,689,289

Earnings (loss) per share attributable to common shareholders
Basic earnings (loss) per share	$0.00	$0.02	$0.07	$0.04
Diluted earnings (loss) per share	$0.00	$0.02	$0.03	$0.03

Weighted average number of shares outstanding - basic	51,232,943	44,145,709	50,615,437	42,903,008
Weighted average number of shares outstanding - diluted	137,954,532	44,145,709	137,337,027	56,688,640

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2022 and 2021

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2020	19,716	$20	42,601,773	$42,602	$85,357,835	$(42,293,098)	432,732	$(1,332,500)	$41,774,859

Net income (loss)	—	—	—	—	—	1,689,289	—	—	1,689,289
Issuance of stock as payment for acquisitions	20,240	20	2,213,994	2,214	25,617,766	—	—	—	25,620,000
Issuance of common stock as compensation to employees, officers and/or directors	—	—	323,530	324	680,538	—	—	—	680,862
Issuance of preferred stock in connection with sales made under private or public offerings	47,310	47	—	—	50,449,159	—	—	—	50,449,206
Dividends declared	—	—	—	—	—	(5,585,020)	—	—	(5,585,020)
Return of common stock	—	—	—	—	—	—	84,312	(184,536)	(184,536)
Stock based compensation expense related to common stock options	—	—	—	—	3,288,435	—	—	—	3,288,435

Balance, September 30, 2021	87,266	$87	45,139,297	$45,140	$165,393,733	$(46,188,829)	517,044	$(1,517,036)	$117,733,095

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2021	86,994	$87	45,484,314	$45,485	$162,815,097	$(27,773,968)	517,044	$(1,517,036)	$133,569,665

Net income (loss)	—	—	—	—	—	8,871,518	—	—	8,871,518
Issuance of stock as payment for acquisitions	—	—	9,508,872	9,509	15,090,549	—	—	—	15,100,058
Return of common stock as compensation to employees, officers and/or directors	—	—	565,501	564	243,443	—	—	—	244,007
Issuance of common stock as compensation to employees, officers and/or directors	—	—	510,525	511	762,381	—	—	—	762,892
Return of common stock	—	—	—	—	—	—	369,415	(473,642)	(473,642)
Stock based compensation expense related to common stock options	—	—	—	—	811,897	—	—	—	811,897

Balance, September 30, 2022	86,994	$87	56,069,212	$56,069	179,723,367	$(18,902,450)	886,459	$(1,990,678)	$158,886,395

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2022 and 2021

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, June 30, 2021	87,266	$87	42,925,303	$42,925	$158,787,183	$(45,373,480)	517,044	$(1,517,036)	$111,939,679

Net income (loss)	—	—	—	—	—	968,756	—	—	968,756
Issuance of stock as payment for acquisitions	—	—	2,213,994	2,214	5,377,786	—	—	—	5,380,000
Issuance of common stock as compensation to employees, officers and/or directors	—	—	—	1	—	—	—	—	1
Dividends declared	—	—	—	—	—	(1,784,105)	—	—	(1,784,105)
Stock based compensation expense related to common stock options	—	—	—	—	1,228,764	—	—	—	1,228,764

Balance, September 30, 2021	87,266	$87	45,139,297	$45,140	$165,393,733	$(46,188,829)	517,044	$(1,517,036)	$117,733,095

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, June 30, 2022	86,994	$87	55,995,681	$55,996	$179,623,469	$(20,711,687)	886,459	$(1,990,678)	$156,977,187

Net income (loss)	—	—	—	—	—	1,809,237	—	—	1,809,237
Return of common stock as compensation to employees, officers and/or directors	—	—	(28,824)	(29)	—	—	—	—	(29)
Issuance of common stock as compensation to employees, officers and/or directors	—	—	102,355	102	99,898	—	—	—	100,000

Balance, September 30, 2022	86,994	$87	56,069,212	$56,069	$179,723,367	$(18,902,450)	886,459	$(1,990,678)	$158,886,395

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Periods Ended September 30, 2022 and 2021

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income (loss) for the period	8,871,518	1,689,289
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	8,329,767	7,779,828
Non-cash lease expense	493,782	—
Gain on change in derivative liabilities	(28,104,960)	(967,751)
Loss (gain) on investment, net	42,353	(210,685)
Gain loss on sale of asset	—	(292,479)
Stock based compensation	1,474,380	3,865,588
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	(1,100,055)	(2,179,646)
Inventory	2,829,157	(3,034,246)
Prepaid expenses and other current assets	(2,616,732)	(1,964,835)
Other assets	(940,184)	(396,183)
Operating leases right of use assets and liabilities	75,295	114,129
Accounts payable and other liabilities	5,127,786	(568,387)
Deferred Revenue	—	(50,000)
Income taxes payable	1,560,630	1,029,482
Net cash provided by (used in) operating activities	(3,957,263)	4,814,104

Cash flows from investing activities:
Collection of notes receivable	95,555	181,911
Cash consideration for acquisition of business	(92,701,905)	(71,927,071)
Purchase of fixed assets	(12,511,389)	(3,869,658)
Purchase of intangible assets	—	(29,580)
Net cash used in investing activities	(105,117,739)	(75,644,398)

Cash flows from financing activities:
Proceeds from issuance of debt	22,473,938	45,344,578
Debt issuance and discount costs	4,433,042	—
Repayment of notes payable	—	(4,865,502)
Proceeds from issuance of common stock, net of issuance costs	14,492,993	50,282,797
Net cash provided by financing activities	41,399,973	90,761,874

Net increase (decrease) in cash and cash equivalents	(67,675,029)	19,931,580
Cash and cash equivalents at beginning of period	106,400,216	1,237,236
Cash and cash equivalents at end of period	$38,725,187	$21,168,816

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,239,685	$3,862,970
Cash paid for income taxes	9,840,000	—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock	510,525	—
Return of common stock	565,501	—
Issuance of stock as payment for acquisitions	9,508,872	—
Issuance of preferred stock in connection with private offerings	—	—

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

1.Organization and Nature of Operations

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2021 and 2020, as presented in the Company’s Annual Report on Form 10-K filed on March 31, 2022 with the SEC.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the current interim period are not necessarily indicative of the results of operations to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net earnings and financial position.

On January 25, 2022, the Company acquired the assets BG3 Investments, LLC, dba Drift (“Drift”), and Black Box Licensing, LLC under the applicable asset purchase agreement.

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

On February 15, 2022, Double Brow, LLC, a wholly owned subsidiary of the Company (“Double Brow”) acquired substantially all of the operating assets of Brow 2, LLC (“Brow”) related to its indoor cannabis cultivation operations located in Denver, Colorado (other than assets expressly excluded) and assumed certain liabilities for contracts acquired pursuant to the terms of the Asset Purchase Agreement, dated August 20, 2021, among Double Brow, Brow, and Brian Welsh, as the owner of Brow.

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

On July 13, 2022, the Company entered into a strategic relationship with Mission Holdings US, Inc. (“Mission Holdings”), an entity affiliated with MCG, by purchasing a non-controlling equity interest in Mission Holdings. Mission Holdings offers various products and brands, including proprietary cannabis infused gummies and premium flower for medical and recreational sale in Colorado and California. The Company has the right to acquire 100% of the equity interest in Mission Holdings on or after the three-year anniversary of the investment.

2.Critical Accounting Policies and Estimates

Inventory

Inventory of purchased finished goods and packing materials are initially valued at cost and subsequently at the lower of cost and net realizable value. Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the growing and production processes.

Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

Cost is determined using the average lot cost. Products for resale and supplies and consumables are valued at lower of cost and net realizable value. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventories are written down to net realizable value. There were no reserves for obsolete inventory as of September 30, 2022 and December 31, 2021.

3.Notes Receivable

On March 12, 2021, the Company sold equipment to Colorado Cannabis Company LLC (“Colorado Cannabis”). Colorado Cannabis is obligated to pay $215,000, payable in equal monthly installments for 18 months commencing 30 days from the date of taking possession of the equipment pursuant to the Purchase and Sale Agreement, dated January 29, 2021, between the Company and Colorado Cannabis. As of September 30, 2022, the outstanding balance, including penalties for late payments, on the receivable from Colorado Cannabis totaled $47,778.

4.Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	September 30,	December 31,
	2022	2021
Furniture and fixtures	$719,308	$300,798
Leasehold improvements	6,441,179	853,599
Vehicles, machinery, and tools	3,589,889	2,152,129
Land	931,506	35,000
Software, servers and equipment	4,287,881	2,550,154
Building	4,830,976	2,910,976
Construction in process	8,802,817	3,439,543
Total Asset Cost	$29,603,556	$12,242,199
Less: Accumulated depreciation	(4,011,034)	(1,988,973)
Total property and equipment, net of depreciation	$25,592,522	$10,253,226

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Furniture and fixtures	3-5 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Vehicles, machinery and tools	3-5 years
Land	Indefinite
Software, servers and equipment	3 years
Building	39 years

Depreciation expense for the three and nine months ended September 30, 2022 was $798,354 and $2,022,061, respectively and $364,399 and $818,174 for the three and nine months ended September 30, 2021, respectively.

Construction in process represents build out of the Company’s cultivation operations based in Colorado and New Mexico. The amount represents the “invoiced to date” construction costs and includes general contractor fees, construction materials, construction labor and other items.

5.Intangible Asset

Intangible assets as of September 30, 2022 and December 31, 2021 were comprised of the following:

	September 30, 2022		December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
License Agreements	$112,475,280	$(10,399,917)	$94,230,280	$(5,496,902)
Tradename	6,024,325	(1,561,167)	4,560,000	(845,667)
Customer Relationships	5,150,000	(1,290,476)	5,150,000	(933,690)
Non-compete	1,295,000	(675,972)	1,205,000	(348,056)
Product License and Registration	57,300	(20,828)	57,300	(17,963)
Trade Secret	32,500	(12,097)	32,500	(10,472)
Total	$125,034,405	$(13,960,457)	$105,235,080	$(7,652,750)

Amortization expense for the three and nine months ended September 30, 2022 was $2,030,012 and $6,307,706, respectively and $2,609,987 and $6,961,654 for the three and nine months ended September 30, 2021, respectively.

Amortization
Expense
Aggregate for year ended 12/31/2022	$8,774,887
Estimated for year ended 12/31/2023	9,842,054
Estimated for year ended 12/31/2024	9,520,667
Estimated for year ended 12/31/2025	9,412,888
Estimated for year ended 12/31/2026	8,638,056
Estimated for year ended 12/31/2027	8,330,329
Thereafter	56,555,067
Total	$111,073,948

6.Derivative Liability

Investor Note

On December 3, 2021, the Company and its subsidiaries, as guarantors (the “Subsidiary Guarantors”) entered into a Securities Purchase Agreement with 31 accredited investors (the “Note Investors”) pursuant to which the Company agreed to issue and sell to the Note Investors 13% senior secured convertible notes due December 7, 2026 (the “Investor Notes”) in an aggregate principal amount of $95,000,000 for an aggregate purchase price of $93,100,000 (reflecting an original issue discount of $1,900,000, or 2%) in a private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes pursuant to the Indenture entered into among the Company, the Subsidiary Guarantors, Chicago Atlantic Admin, LLC, as collateral agent, and Ankura Trust Company, LLC, as trustee (as may be supplemented and/or amended from time to time, the “Indenture”). The Company received net proceeds of approximately $92,000,000 at the closing, after deducting a commission to the placement agent and estimated offering expenses associated with the private placement payable by the Company. The Investor Notes will mature five years after issuance unless earlier repurchased, redeemed, or converted pursuant to the Indenture. The Investor Notes bear interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Notes were subject to an annual interest rate of 9%, with the remainder of the accrued interest payable as an increase to the principal amount of the Investor Notes.

A reconciliation of the beginning and ending balances of the derivative liabilities for the periods ended September 30, 2022 and December 31, 2021 were as follows:

Balance as of January 1, 2021	$—

Fair value of derivative liabilities on issuance date	48,936,674
Gain on derivative liability	(14,013,661)

Balance as of December 31, 2021	$34,923,013

Loss on derivative liability	13,417,472

Balance as of March 31, 2022	$48,340,485

Gain on derivative liability	(36,705,764)

Balance as of June 30, 2022	$11,634,721

Gain on derivative liability	(4,816,668)

Balance as of September 30, 2022	$6,818,053

The Company accounts for derivative instruments in accordance with the GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. In accordance with GAAP, a contract to issue a variable number of equity shares fails to meet the definition of equity and must instead be classified as a derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations at each period-end. The Company utilizes a Monte Carlo simulation in determining the appropriate fair value. The derivative liability will ultimately be converted into the Company’s equity when the Investor Notes are converted or will be extinguished on the repayment of the Investor Notes. The derivative liability will not result in the outlay of any additional cash by the Company. Upon initial recognition, the Company recorded a derivative liability and debt discount of $48,936,674 in relation to the derivative liability portion of the Investor Notes. The Company recorded $1,915,403 and $5,505,420 for the three and nine months ended September 30, 2022, respectively, in amortization related to the debt discount.

7.Related Party Transactions

Transactions Involving Former Directors, Executive Officers or Their Affiliated Entities

During the year ended December 31, 2019, the Company made loans to MedPharm Holdings LLC (“MedPharm”) totaling $767,695 evidenced by promissory notes with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. On August 1, 2020, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with MedPharm pursuant to which (i) the parties agreed that the outstanding amount owed by MedPharm to the Company was $767,695 of principal and $47,161 in accrued and unpaid interest, (ii) MedPharm paid the Company $100,000 in cash, (iii) Andrew Williams returned 175,000 shares of Common Stock to the Company, as partial repayment of the outstanding balance at a value of $1.90 per share. These shares are held in treasury. The remaining outstanding principal and interest of $181,911 due and payable by MedPharm under the Settlement Agreement was to be paid out in bi-weekly installments of product by scheduled deliveries through September 30, 2021. This amount was paid off on April 19, 2021.

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

The Company previously reported the terms of the Preferred Stock in the Company’s Current Report on Form 8-K filed on December 23, 2020.

During the year ended December 31, 2021 the Company recorded expenses of $214,908 with Tella Digital. As of September 30, 2022, the Company recorded expenses of $254,136 with Tella Digital. Tella Digital provides on-premise digital experience solutions for our retail dispensary locations. Mr. Dye is an indirect partial owner of and serves as Chairman of Tella Digital. Nirup Krishnamurthy, the Company’s President and one of its directors, is also an indirect partial owner of Tella Digital.

Transactions with Entities Affiliated with Jeffrey Cozad

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “CRW SPA”) with CRW Cann Holdings, LLC (“CRW”) pursuant to which the Company issued and sold 25,350 shares of Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of Common Stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock under the CRW SPA. On the same date, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Preferred Stock beneficially held by CRW on the applicable date on an as-converted to Common Stock basis divided by the total number of shares of Common Stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for Common Stock at the time of determination). Further, under the letter agreement, the Company paid CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $150,000 in monthly installments of $12,500. The Company paid CRW a monitoring fee of $125,000 during 2021 and $25,000 in monitoring fees as of September 30, 2022. On March 14, 2021, the Board appointed Jeffrey A. Cozad as a director to fill a vacancy on the Board. Mr. Cozad is a manager and owns 50% of CRW Capital, LLC, and he shares voting and disposition power over the shares of Preferred Stock held by CRW. Mr. Cozad and his family members indirectly own membership interests in CRW. The Company previously reported the terms of the CRW SPA and the CRW letter agreement in the Company’s Current Report on Form 8-K filed March 4, 2021.

On December 7, 2021, the Company entered into a Securities Purchase Agreement with Cozad Investments, L.P. pursuant to which the Company issued an Investor Note in the aggregate principal amount of $250,000 to Cozad Investments, L.P. for $245,000 in cash. The Investor Note bears interest at 13% per year payable quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Cozad is a manager of CRW, majority owner of Cozad Investments, L.P., and a member of the Board.

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Cozad as compensation for service on the Board. These shares are valued at $70,001 and $35,001 for May and June 2022, respectively.

Transactions with Entities Affiliated with Marc Rubin

On February 26, 2021, the Company entered into the CRW SPA with CRW, of which Marc Rubin is a beneficial owner. Pursuant to the CRW SPA, the Company issued and sold 25,350 shares of Series A Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of the Company’s common stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock under the CRW SPA. Effective February 4, 2022, the Company registered the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock on a Form S-3. Also on February 26, 2021, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Series A Preferred Stock beneficially held by CRW on the applicable date on an as-converted-to-common-stock basis divided by the total number of shares of common stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for common stock at the time of determination). Further, under the letter agreement, the Company paid CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $125,000 in 2021 and total monitoring fees of $25,000 as of September 30, 2022. Mr. Rubin is a manager and 50% owner of CRW Capital, LLC, and he shares voting and disposition power over the shares of Series A Preferred Stock held by CRW. In October 2022, the Board appointed Mr. Rubin as a director to fill a vacancy on the Board.

On December 7, 2021, the Company entered into a Securities Purchase Agreement with The Rubin Revocable Trust U/A/D 05/09/2011 (the “Rubin Revocable Trust”) pursuant to which the Company issued an Investor Note in the aggregate principal amount of $100,000 to the Rubin Revocable Trust for $98,000 in cash. The Investor Note bears interest at 13% per year payable quarterly commencing March 31, 2022 in cash for the amount equal to the amount payable on such date as if the Investor Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Rubin is the majority owner of the Rubin Revocable Trust.

Transactions with Entities Affiliated with Brian Ruden

The Company has participated in several transactions involving entities owned or affiliated with Brian Ruden, one of its former directors as of October 2022, a beneficial owner of more than 5% of the Common Stock, and a beneficial owner of more than 5% of the Preferred Stock.

Between December 17, 2020 and March 2, 2021, the Company’s wholly-owned subsidiary SBUD LLC consummated the Star Buds Acquisition. The Company previously reported the terms of the applicable purchase agreements and related amendments in the Company’s Current Reports on Form 8-K filed June 8, 2020, September 21, 2020, December 22, 2020, and March 8, 2021.

The aggregate purchase price for the Star Buds Acquisition was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, also referred to in this report Quarterly Report on Form 10-Q as “seller note(s),” which are subject to 12% interest per annum (iii) 29,506 shares of Preferred Stock, of which 25,078 shares were issued at the applicable closings and 4,428 shares are held in escrow and will be released post-closing to either the applicable sellers or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock to the sellers. The Company has not paid any principal and has paid an aggregate of $8,763,387 of interest on the seller notes as of September 30, 2022.

Mr. Ruden’s interest in the aggregate purchase price for the Star Buds Acquisition is as follows: (i) $13,727,490 in cash at the applicable closings, (ii) $13,727,490 in seller notes, (iii) 9,151 shares of Preferred Stock, of which 7,778 shares were issued at the applicable closings and 1,373 shares are held in escrow and will be released post-closing to either Mr. Ruden or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 1,715,936 shares of Common Stock to Mr. Ruden. The Company has paid Mr. Ruden an aggregate of $2,714,487 in interest on his seller notes as of September 30, 2022.

Mr. Ruden was a part-owner of a majority of the Star Buds companies that sold assets to SBUD LLC. Mr. Ruden owned 50% of Colorado Health Consultants LLC, 50% of Starbuds Pueblo LLC, 50% of Starbuds Alameda LLC, 47.5% of Starbuds Aurora LLC, 46% of SB Arapahoe LLC, 36% of Starbuds Commerce City LLC, 30% of Starbuds Louisville LLC, 25% of Starbuds Niwot LLC, 16.66% of Lucky Ticket LLC, 15% of KEW LLC, 15% of the entity that owned Mountain View 44th LLC, and 10% of LM MJC LLC.

In connection with acquiring the Star Buds assets for our Pueblo West, Niwot, Commerce City, Lakeside, Arapahoe and Aurora locations, SBUD LLC entered into a lease with each of 428 S. McCulloch LLC, Colorado Real Estate Holdings LLC, 5844 Ventures LLC, 5238 W 44th LLC, 14655 Arapahoe LLC and Montview Real Estate LLC, on substantially the same terms. Each of the leases is for an initial three-year term. The lease with 428 S. McCulloch LLC is for the Company’s Pueblo West Star Buds location and was effective on December 17, 2020. The lease with Colorado Real Estate Holdings LLC and 5844 Ventures LLC is for the Company’s Niwot and Commerce City Star Buds locations, respectively, and was effective on December 18, 2020. The lease with 5238 W 44th LLC is for the Company’s Lakeside Star Buds location and was effective on February 3, 2021. The lease with 14655 Arapahoe LLC and Montview Real Estate LLC is for the Company’s Arapahoe and Aurora locations, respectively, and was effective on March 2, 2021. The 428 S McCulloch LLC, 5844 Ventures LLC and 5238 W 44th LLC provides for a monthly rent payment of $5,000 with an aggregate of $180,000 during the initial term of the leases. The Colorado Real Estate Holdings LLC lease provides for a monthly rent payment of $6,779 with an aggregate of $244,044 during the initial term of the lease. The 14655 Arapahoe LLC lease provides for a monthly rent payment of $12,367 with an aggregate of $445,212 during the initial term of the lease. The Montview Real Estate LLC lease provides for a monthly rent of $6,250 with an aggregate of $225,000 during the initial term of the lease. During 2020, SBUD LLC made aggregate rent payments of $10,000. SBUD LLC made aggregate rent payments of $363,564 and $449,297 for the periods ending September 30, 2022 and December 31, 2021, respectively. In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms with escalation. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

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

Transactions with Jonathan Berger

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Berger as compensation for service on the Board. These shares are valued at $70,001 and $35,001 for May and June 2022, respectively. On June 24, 2022, the Company issued 19,085 shares of Common Stock to Mr. Berger as compensation for service as the Chair of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board. These shares are valued at $25,001 for June 2022. On September 22, 2022, the Company issued 102,355 shares of Common Stock to Mr. Berger as compensation for service as Lead Independent Director of the Board. These shares are valued at $100,000 for September 2022.

Transactions with Salim Wahdan

The Company has participated in several transactions involving entities owned or affiliated with Salim Wahdan, one of its directors, related to the acquisition of the Star Buds assets.

Between December 17, 2020 and March 2, 2021, SBUD LLC acquired the Star Buds assets. The Company previously reported the terms of the applicable purchase agreements and related amendments in the Company’s Current Reports on Form 8-K filed June 8, 2020, September 21, 2020, December 22, 2020, and March 8, 2021.

The aggregate purchase price for the Star Buds Acquisition was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in seller notes subject to 12% interest per annum (iii) 29,506 shares of Preferred Stock, of which 25,078 shares were issued at the applicable closings and 4,428 shares are held in escrow and will be released post-closing to either the applicable sellers or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock to the sellers. The Company has not paid any principal and has paid an aggregate of $8,763,387 of interest on the seller notes as of September 30, 2022.

Mr. Wahdan’s interest in the aggregate purchase price for the Star Buds assets is as follows: (i) $1,361,360 in cash at the applicable closings, (ii) $1,361,360 in seller notes, and (iii) 1,036 shares of Series A Preferred Stock, of which 880 shares were issued at the applicable closings and 156 shares were held in escrow for release post-closing to either Mr. Wahdan or the Company depending on post-closing adjustments to the purchase price. In addition, the Company issued warrants to purchase an aggregate of 193,930 shares of common stock to Mr. Wahdan. The Company has paid Mr. Wahdan an aggregate of $313,331 in interest on his seller notes as of September 30, 2022.

Mr. Wahdan was a partial owner of certain of the Star Buds companies that sold assets to SBUD, LLC. Mr. Wahdan owned 3.48% of Starbuds Louisville LLC, 9.25% of KEW LLC, 16.67% of Lucky Ticket LLC, and 8% of the entity that owned Mountain View 44th LLC.

In connection with acquiring the Star Buds assets for our Lakeside location, SBUD LLC entered into a lease with each of 5238 W 44th LLC. The lease is for an initial three-year term, starting effective on February 3, 2021. The lease provides for a monthly rent payment of $5,000 with an aggregate of $180,000 during the initial term of the leases. During 2021, SBUD LLC paid an aggregate of $55,000, in rent under this lease. From January 1 through September 30, 2022, SBUD LLC paid an aggregate of $45,000 in rent under these leases. In addition, SBUD LLC must pay landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew the lease for two additional three-year terms with escalation. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

On June 14, 2022 and June 24, 2022, the Company issued 14,584 shares of Common Stock and 15,586 shares of Common Stock, respectively, to Mr. Wahdan as compensation for service on the Board. These shares are valued at $42,887 for June 2022.

8.Goodwill Accounting

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

		Retail	Wholesale	Other	Total

Balance as of January 1, 2022		$26,349,025	$13,964,016	$3,003,226	$43,316,267
	Goodwill acquired during 2022	19,799,102	1,792,000	34,045,420	55,636,522
	Measurement-period adjustment to prior year acquisition	640,001	—	—	640,001

Balance as of September 30, 2022		$46,788,128	$15,756,016	$37,048,646	$99,592,790

Goodwill related to the Other segment is driven by the New Mexico acquisition. At this time, ASC 805 valuation has not been finalized, therefore goodwill estimated for the acquisition is classified in Other until valuation can be completed.

The Company performed its annual fair value assessment as of December 31, 2021, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists. No additional factors or circumstances existed as of September 30, 2022, that would indicate impairment.

9.Business Combination

On January 26, 2022, the Company acquired the assets of Drift, and Black Box Licensing, LLC, which operates dispensaries in Colorado, under the applicable asset purchase agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $3,344,555 of goodwill and intangibles, however valuation has not been finalized.

On February 8, 2022, the Company acquired its New Mexico business under the Nuevo Purchase Agreement with the Nuevo Purchasers, RGA, Elemental, the equity holders of RGA and Elemental and William N. Ford, in his capacity as Representative, as amended on February 9, 2022. The Nuevo Purchasers acquired substantially all the operating assets of RGA and all of the equity of Elemental and assumed specified liabilities of RGA and Elemental. Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for certain facilities managed by RGA are held by the NFPs. At the closing, Nuevo Holding, LLC gained control over the NFPs by becoming the sole member of each of the NFPs and replacing the directors of the two NFPs with Justin Dye, the Company’s Chief Executive Officer and one of its directors, Nancy Huber, the Company’s Chief Financial Officer, and Dan Pabon, the Company’s General Counsel, Chief Government Affairs Officer and Corporate Secretary. The business acquired from RGA consists of serving as a branding, marketing and consulting company, licensing certain intellectual property related to the business of THC-based products to Elemental and the NFPs, providing consulting services to Elemental and the NFPs, and supporting Elemental and the NFPs to promote, support, and develop sales and distribution of products. Elemental is engaged in the business of creating and distributing cannabis-derived products to licensed cannabis producers. Elemental and the NFPs are in the business of cultivating, processing and dispensing marijuana in New Mexico, with 10 dispensaries, four cultivation facilities (three operating and one under development) and one manufacturing facility. The dispensaries are located in Albuquerque, Santa Fe, Roswell, Las Cruces, Grants and Las Vegas, New Mexico. The cultivation and manufacturing facilities are located in Albuquerque, New Mexico and consists of approximately 70,000 square feet of cultivation and 6,000 square feet of manufacturing. On the same date, Nuevo Holding, LLC entered into two separate Call Option Agreements containing substantially identical terms with each of the NFPs. Each Call Option Agreement gives Nuevo Holding, LLC the right to acquire 100% of the equity or 100% of the assets of the applicable NFP for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits a NFP to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. The aggregate closing consideration for the acquisitions was approximately (i) $27.7 million in cash, and (ii) $17.0 million in the form of an unsecured promissory note issued by Nuevo Holding, LLC to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5%. The Nuevo Purchasers may be required to make a potential “earn-out” payment of up to $4.5 million in cash to RGA and William N. Ford (as Representative) based on the EBITDA of the acquired business for calendar year 2021. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $34,045,420 of goodwill and intangibles, however valuation has not been finalized.

On February 9, 2022, the Company acquired MCG, which operates dispensaries located in Colorado pursuant to the terms of an Agreement and Plan of Merger, dated November 15, 2021, with Emerald Fields Merger Sub, LLC, a wholly-owned subsidiary of the Company, MCG, MCG’s owners and Donald Douglas Burkhalter and James Gulbrandsen in their capacity as the Member Representatives, as amended on February 9, 2022. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $13,596,399 of goodwill and $12,400,000 of intangibles.

On February 15, 2022, the Company acquired substantially all of the operating assets of Brow related to its indoor cannabis cultivation operations located in Denver, Colorado (other than assets expressly excluded) and assumed certain liabilities for contracts acquired pursuant to the terms of the Asset Purchase Agreement, dated August 20, 2021, among Double Brow, Brow, and Brian Welsh, as the owner of Brow. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $1,792,000 of goodwill and $3,970,000 of intangibles.

On May 31, 2022, the Company acquired substantially all of the operating assets of Urban Dispensary, which operates a dispensary and indoor cultivation in Colorado, pursuant to the terms of an Asset and Personal Goodwill Purchase Agreement, dated March 11, 2022, with Double Brow, Urban Dispensary, Productive Investments, LLC, and Patrick Johnson. Urban Dispensary operates an indoor cannabis cultivation facility and a single retail dispensary, each located in Denver, Colorado. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $2,858,148 of goodwill and intangibles, however valuation has not been finalized.

As of three and nine months ended September 30, 2022, the Company acquired cannabis brands and other assets of Drift, RGA, MCG, Brow, Urban Dispensary, and 100% of the equity of Elemental.

These transactions were accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). In consideration of the sale and transfer of the acquired assets the Company paid as follows:

	Nuevo Holding LLC	Emerald Fields Merger Sub, LLC	Other Acquisitions
Cash	$32,202,123	$18,268,825	$9,933,250
Seller notes	17,000,000	—	—
Common stock	—	11,600,000	3,500,000
Total purchase price	$49,202,123	$29,868,825	$13,433,250

As of September 30, 2022, the Company’s allocation of purchase price is as follows:

Description	Nuevo Holding LLC	Emerald Fields Merger Sub, LLC	Other Acquisitions
Assets acquired:
Cash	$2,860,706	$650,469	$17,100
Accounts receivable	—	196,879	—
Other assets	—	156,000	605,112
Inventory	10,520,579	1,655,000	820,584
Fixed assets	2,137,002	2,687,000	25,966
Other long term assets	2,500	—	—
Intangible assets	—	12,400,000	3,970,000
Goodwill	34,045,420	13,596,399	7,994,703
Total Assets acquired	$49,566,207	$31,341,747	$13,433,465
Liabilities and Equity assumed:
Accounts payable	$295,043	$458,622	$—
Accrued liabilities	69,041	1,014,300	215
Total Liabilities and Equity assumed	364,084	1,472,922	215
Estimated fair value of net assets acquired	$49,202,123	$29,868,825	$13,433,250

The goodwill, which is not expected to be deductible for income tax purposes, consists largely of the synergies, assembled workforce and economies of scale expected from combining the operations of the acquired entities with the Company.

10.Inventory

As of September 30, 2022, and December 31, 2021, respectively, the Company had $7,295,263 and $5,573,329 of finished goods inventory. As of September 30, 2022, the Company had $10,049,172 of work in process and $3,944,568 of raw materials. As of December 31, 2021, the Company had $5,535,992 of work in process and $12,676 of raw materials. The Company uses the FIFO inventory valuation method.

11.Debt

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

Under the terms of the loan, the Company must comply with certain restrictions. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of September 30, 2022, the Company was in compliance with the requirements described above.

Seller Notes — As part of the Star Buds Acquisition, the Company entered into a deferred payment arrangement with the sellers in an aggregate amount of $44,250,000. The deferred payment arrangement incurs 12% interest per annum, payable on the first of every month through November 2025. Principal payments are due as follows: $13,901,759 on December 17, 2025, $3,474,519 on February 3, 2026, and $26,873,722 on March 2, 2026.

As part of the acquisition under the Nuevo Purchase Agreement, the company entered into a deferred payment arrangement with the sellers in an aggregate amount of $17,000,000. The deferred payment arrangement incurs 5% interest per year, payable on the first of each month. The principal is due February 7, 2025.

Investor Notes – On December 3, 2021, the Company and the Subsidiary Guarantors entered into a Securities Purchase Agreement with the Note Investors pursuant to which the Company agreed to issue and sell to the Note Investors Investor Notes in a private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes pursuant to the Indenture. The Company received net proceeds of approximately $92,000,000 at the closing, after deducting a commission to the placement agent and estimated offering expenses associated with the private placement payable by the Company. The Investor Notes will mature five years after issuance unless earlier repurchased, redeemed, or converted. A holder of an Investor Note may convert all or any portion of the Investor Note into shares of Common Stock at any time until the close of business on the business day immediately preceding the maturity date of the Inventor Notes, at a conversion price equal to $2.24 per share (“Conversion Price”). The Conversion Price will be adjusted in the event of any change in the outstanding Common Stock by way of stock subdivision (including a stock split), stock combination, issuance of stock or cash dividends, distributions of other securities or assets and other corporate actions. The number of shares issuable upon conversion of the Investor Notes will be equal to the principal amount of the Investor Note plus accrued interest divided by the conversion price (the “Conversion Rate”).

The Company may, at its option, elect to redeem all, but not less than all, of the Investor Notes for cash, subject to certain conditions, at a repurchase price equal to the principal amount of the Notes plus accrued and unpaid interest thereon on such date as more fully discussed in the agreement.

On the fourth anniversary of the issuance date, the investors will have the right, at their option, to require the Company to repurchase some or all their Notes for cash in an amount equal to the principal amount of the Investor Notes being repurchased plus accrued and unpaid interest up to the date of repurchase.

On or after the second anniversary of the issuance date, the Company may, at its option, convert up to 12.5% of the outstanding Investor Notes each quarter, if (i) the last reported sale price of the Common Stock exceeds 150% of the applicable Conversion Price, (ii) either (a) the Common Stock is listed on a Permitted Exchange (as defined in the Indenture) or (b) the Company’s daily volume weighted average price for the Common Stock exceeds $2,500,000, in each case for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date of conversion for the Conversion Price plus accrued and unpaid interest and (iii) there is an effective registration statement covering the resale by the holders of the Investor Notes of all Common Stock to be received in such conversion. The Company will be required to pay a Make-Whole Premium (as defined in the Indenture), payable in cash or Common Stock, to the Investors if the Investor Notes are voluntarily converted before the third anniversary of the Issuance Date and the Company’s daily volume weighted average price for the Common Stock does not exceed 175% of the Conversion Rate during the five consecutive trading days immediately preceding the date of conversion.

The notes have a contingent redemption feature that involves a substantial premium, requiring the same to be bifurcated as a derivative liability.

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

The Indenture contains restrictions and limitations on the Company’s ability to incur additional debt and grant liens on its assets. The Company and its Subsidiary Guarantors are not permitted to incur additional debt or issue Disqualified Equity Interests (as defined in the Indenture) unless the Company’s Consolidated Leverage Ratio is between 1.00 and 2.25 after giving pro forma effect thereto. In addition, the Company is not permitted to grant a senior lien on its assets (excluding acquisition target assets that are identified in the Indenture) to secure indebtedness unless and until (a) at least $80,000,000 of the net proceeds from the Notes (plus the proceeds of certain sale-leaseback transactions) have been used to consummate Permitted Acquisitions prior to the granting of any such lien, and (b) the Consolidated Leverage Ratio for the applicable reference period, calculated on a pro forma basis giving effect to such acquisition and all related transactions, is less than 1.40 to 1.00. As of September 30, 2022, the Company expended approximately $81,780,000 of the proceeds from the Investor Notes on acquisitions. The Indenture provides that the Company and its Subsidiary Guarantors may incur debt under certain circumstances, including but not limited to, (i) debt incurred related to certain acquisitions and dispositions, including capital lease obligations and sale-leaseback transactions not to exceed $5,500,000 (plus up to an additional $2,200,000 in connection with certain transactions identified prior to the Issuance Date) in the aggregate at any time, (ii) certain transactions in the ordinary course of business, and (iii) any other unsecured debt not to exceed $1,000,000 at any time.

The following tables sets forth our indebtedness as of September 30, 2022 and December 31, 2021, respectively, and future obligations:

	September 30,	December 31,
	2022	2021

Term loan dated February 26, 2021, in the original amount of $10,000,000. An additional $5,000,000 was added to the loan agreement on July 28, 2021. Interest of 15% per annum, due quarterly. Principal payments begin June 1, 2023.	$15,000,000	$15,000,000

Seller notes dated December 17, 2020 in the original amount of $44,250,000. Interest of 12% per annum, due monthly. Principal payments begin December 17, 2025.	44,250,000	44,250,000

Investor note dated December 3, 2021, in the original amount of $95,000,000. Interest of 13% per annum, 9% payable in cash and 4% accreting to the principal amount.	98,137,022	95,000,000

Seller note dated February 7, 2022 in the original amount of $17,000,000. Interest of 5% per annum, due monthly. Principal balance is due February 7, 2025.	17,000,000	—

Less: unamortized debt issuance costs	(7,025,206)	(8,289,743)
Less: unamortized debt discount	(42,972,369)	(48,477,789)

Total long term debt	124,389,447	97,482,468
Less: current portion of long term debt	(1,500,000)	—

Long term debt and unamortized debt issuance costs	$122,889,447	$97,482,468

		Unamortized
	Principal	Debt Issuance	Unamortized	Total Long
	Payments	Costs	Debt Discount	Term Debt
2022	—	$421,512	$1,979,193	$(1,979,193)
2023	2,250,000	1,686,049	8,523,493	(6,273,493)
2024	3,000,000	1,686,049	9,734,935	(6,734,935)
2025	40,651,759	1,686,049	11,057,799	29,593,960
2026	128,485,263	1,545,547	11,676,949	116,808,314
Thereafter	—	—	—	—

Total	$174,387,022	$7,025,206	$42,972,369	$131,414,653

12.Leases

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

The Company’s leases consist of real estate leases for office, retail, cultivation, and manufacturing facilities. The Company elected to combine the lease and related non-lease components for its operating leases.

The Company’s operating leases include options to extend or terminate the lease, which are not included in the determination of the ROU asset or lease liability unless reasonably certain to be exercised. The Company’s operating leases have remaining lease terms of less than two. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the Company’s leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The discount rate used in the computations ranged between 6% and 12%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	September 30, 2022
Asset
Operating lease right of use assets	Noncurrent assets	$19,982,940
Liabilities
Lease liabilities	Current Liabilities	$2,992,540
Lease liabilities	Noncurrent liabilities	17,763,177

Maturities of Lease Liabilities

Maturities of lease liabilities as of September 30, 2022 are as follows:

2022 fiscal year	$34,246,054
Less: Interest	12,143,391
Present value of lease liabilities	$22,102,663

The following table presents the Company’s future minimum lease obligation under ASC 842 as of September 30, 2022:

2022 fiscal year	$1,242,307
2023 fiscal year	4,646,609
2024 fiscal year	5,244,672
2025 fiscal year	4,653,106
2026 fiscal year	4,211,405
Thereafter	14,247,955
Total	$34,246,054

13.Commitments and Contingencies

Definitive Agreement to Acquire Two Retail Dispensaries from Colorado-Based Lightshade Labs LLC.

On September 9, 2022, the Company entered into two Asset Purchase Agreements with Double Brow, Lightshade Labs LLC (“Lightshade”), Thomas Van Alsburg, an individual, Steve Brooks, an individual, and John Fritzel, an individual, pursuant to which Double Brow will purchase (i) all of Lightshade’s assets used or held for use in Lightshade’s business of owning and operating a retail marijuana store in Denver, Colorado, pursuant to an Asset Purchase Agreement (the “Denver Purchase Agreement”) and (ii) all of Lightshade’s assets used or held for use in Lightshade’s business of owning and operating a retail marijuana store in Aurora, Colorado (the “Aurora Purchase Agreement” and together with the Denver Purchase Agreement, the “Purchase Agreements”), on the terms and subject to the conditions set forth in the Purchase Agreements (collectively, the “Lightshade Purchase”). The aggregate consideration for the Lightshade Purchase will be up to $2,750,000 million in cash. At the closing, the Company will use a portion of the purchase price to pay off certain indebtedness and transaction expenses of Lightshade and then pay the balance to Lightshade. The Company will deposit $300,000 of the purchase price at closing into escrow as collateral for potential claims for indemnification from Lightshade under the Purchase Agreements. Any portion of the escrowed purchase price not used to satisfy indemnification claims will be released to Lightshade on the 12-month anniversary of the closing date of the Lightshade Purchase. The closing of the Lightshade Purchase is subject to closing conditions customary for a transaction of this nature, including, without limitation, obtaining licensing approval from the Colorado Marijuana Enforcement Division and local regulatory authorities.

14.Stockholders’ Equity

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

The Company had 86,994 shares of Preferred Stock issued which includes 2,690 shares of Preferred Stock in escrow as of September 30, 2022 and 86,994 shares of Preferred Stock issued which includes 4,428 shares in escrow as of  December 31, 2021. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount, (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances. Preferred dividends were $5,294,132 and $1,784,113 as of September 30, 2022 for the nine and three month periods, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock, par value $0.001 per share. The Company had 56,069,212 shares of Common Stock issued, 54,741,506 shares of Common Stock outstanding, 886,459 shares of Common Stock in treasury, and 441,247 shares of Common Stock in escrow as of September 30, 2022, and 45,484,314 shares of Common Stock issued, 44,745,870 shares of Common Stock outstanding, 517,044 shares of Common Stock in treasury, and 221,400 shares of Common Stock in escrow as of December 31, 2021.

Employee Stock Option Plan

The Company’s stock option plan permits the grant of share options to its employees. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 years of continuous service and have a 10-year contractual terms.

Common Stock Issued as Compensation to Employees, Officers, and Directors

For the year ended December 31, 2021, the Company issued 323,530 shares of Common Stock valued at $680,862 to employees and directors as compensation.

For the nine months ended September 30, 2022, the Company issued 510,525 shares of Common Stock valued at $762,892 as compensation to directors.

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

On January 26, 2022, the Company agreed to issue an aggregate of 1,066,666 shares of Common Stock valued at $1,600,000 in connection with the acquisition of the assets of Drift, of which 912,766 have been issued.

On February 9, 2022, the Company issued 7,116,564 shares of Common Stock valued at $11,600,000 for the acquisition of MCG.

On May 31, 2022, the Company issued 1,670,230 shares of Common Stock valued at $1,900,000, of which 219,847 shares valued at $288,000 were placed in escrow for the acquisition of Urban Dispensary.

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

For the year ended December 31, 2021, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock as consideration for the Star Buds Acquisition. These warrants have an exercise price of $1.20 per share and expiration dates five years from the dates of issuance. In addition, the Company issued a warrant to purchase an aggregate of 1,500,000 shares of Common Stock to Altmore in connection with entering into a loan agreement. This warrant has an exercise price of $2.50 per share and expires five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.20 and $2.50, respectively, (ii) the contractual term of the warrant of five years, (iii) a risk-free interest rate ranging between 0.21% - 1.84% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 157.60% - 194.56%. As of September 30, 2022, 9,100,000 warrants issued to Dye Cann I and 900,000 warrants issued to accredited investors in 2019 expired. No new warrants were issued as of September 30, 2022.

The following table reflects the change in Common Stock purchase warrants for the period ended September 30, 2022:

Number of shares
Balance as of December 31, 2021	17,218,750
Warrants exercised	—
Warrants forfeited/expired	(10,000,000)
Warrants issued	—
Balance as of September 30, 2022	7,218,750

Conversion of Preferred Stock to Common Stock

On December 20, 2021, a holder of Preferred Stock converted 272 shares of Preferred Stock into 245,017 shares of Common Stock.

15.Segment Information

The Company has three identifiable segments as of September 30, 2022; (i) retail, (ii) wholesale and (iii) and other. The retail segment represents our dispensaries which sell merchandise directly to customers via retail locations and e-commerce portals. The wholesale segment represents our manufacturing, cultivation, and wholesale business which sells merchandise to customers via e-commerce portals, a retail location, and a manufacturing facility. The other segment derives its revenue from licensing and consulting agreements with cannabis related entities, in addition to fees from seminars and expense reimbursements included in other revenue on the Company’s financial statements.

The following information represents segment activity for the three months ended September 30, 2022:

	Retail	Wholesale	Other	Total
External revenues	39,759,734	3,335,252	96,000	43,190,986
Cost of goods and services	(13,203,032)	(3,800,703)	(222,716)	(17,226,451)
Gross profit	26,518,917	(427,666)	(126,716)	25,964,535
Intangible assets amortization	1,792,289	237,142	581	2,030,012
Depreciation	(63,525)	613,171	248,709	798,355
Segment profit	18,954,001	(1,212,946)	(15,931,818)	1,809,237
Segment assets	188,486,331	74,042,877	67,051,712	329,580,920

The following information represents segment activity for the nine months ended September 30, 2022:

	Retail	Wholesale	Other	Total
External revenues	104,386,464	14,661,268	184,200	119,231,932
Cost of goods and services	(42,451,069)	(14,479,309)	(242,814)	(57,173,192)
Gross profit	61,935,395	181,959	(58,614)	62,058,740
Intangible assets amortization	5,671,869	634,093	1,744	6,307,706
Depreciation	357,166	964,838	700,057	2,022,061
Segment profit	39,178,738	(1,541,679)	(28,765,541)	8,871,518.00
Segment assets	188,486,331	74,042,877	67,051,712	329,580,920

Segment assets from Other are mainly related to goodwill from the Nuevo acquisition. Upon completion of the ASC 805 valuation, these will be split between the three segments accordingly.

16.Tax Provision

The following table summarizes the Company’s income tax expense and effective tax rates for three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
	2022	2021
Income (loss) before income taxes	$7,402,750	$2,281,573
Income tax expense	5,593,513	1,312,817
Effective tax rate	75.56%	57.54%

	Nine Months Ended September 30,
	2022	2021
Income (loss) before income taxes	$20,130,887	$3,687,194
Income tax expense	11,259,369	1,997,905
Effective tax rate	55.93%	54.18%

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

The effective tax rate for the three months and nine months ended September 30, 2022 varies from the three months and nine months ended September 30, 2021 primarily due to the change in nondeductible expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible dur to IRC Section 280E limitations which results in significant income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company’s valuation allowance represents the amount of tax benefits that are likely to not be realized. Management assesses the need for a valuation allowance each period and continues to have a full valuation allowance on its deferred tax assets as of September 30, 2022.

The Federal statute of limitation remains open for the 2017 tax year to present. The state statute of limitation remains open for the 2016 tax year to present.

17.Earnings per share (Basic and Dilutive)

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted Earnings Per Share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to Common Stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 1,187,124 of vested stock options, 7,218,750 stock purchase warrants, and 86,994 shares of Preferred Stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$1,809,237	$968,756	$8,871,518	$1,689,289
Less: Accumulated preferred stock dividends for the period	(1,784,113)	—	(5,294,132)	—
Net income (loss) attributable to common stockholders	$25,124	$968,756	$3,577,386	$1,689,289

Denominator:
Weighted-average shares of common stock	51,232,943	44,145,709	50,615,437	42,903,008
Basic earnings per share	$0.00	$0.02	$0.07	$0.04

Numerator:
Net income (loss) attributable to common stockholders – dilutive	$25,124	$968,756	$3,577,386	$1,689,289

Denominator:
Weighted-average shares of common stock	51,232,943	44,145,709	50,615,437	42,903,008
Dilutive effect of warrants	2,229,011	—	2,229,011	4,712,670
Dilutive effect of options	1,187,124	—	1,187,124	9,072,962
Dilutive effect of preferred stock	83,305,454	—	83,305,454	—
Diluted weighted-average shares of common stock	137,954,532	44,145,709	137,337,027	56,688,640
Diluted earnings per share	$0.00	$0.02	$0.03	$0.03

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

18.Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the three and nine months ended September 30, 2022 and September 30, 2021 and (ii) consolidated balance sheet as of September 30, 2022 and December 31, 2021 have been derived from and should be read in conjunction with the consolidated financial statements and accompanying notes presented in this report.

The Company’s consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in ordinary course of business.

Revenue segments

The Company has consolidated financial statements across its operating businesses with operating segments of retail, wholesale and other. The Company also accounts for revenue by state within the operating segments of retail, wholesale, and other for the State of Colorado and the State of New Mexico, each of which are reported below.

REVENUE OF OPERATION BY SEGMENT

	For the Three Months Ended September 30,		2022 vs 2021
	2022	2021	$	%
Retail	$39,759,734	$20,741,864	$19,017,870	92%
Wholesale	3,335,252	11,022,519	$(7,687,267)	(70)%
Other	96,000	70,922	$25,078	35%
Total revenue	$43,190,986	$31,835,305	$11,355,681	36%

	For the Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$	%
Retail	$104,386,464	$54,083,880	$50,302,584	93%
Wholesale	14,661,268	27,654,965	$(12,993,697)	(47)%
Other	184,200	165,416	$18,784	11%
Total revenue	$119,231,932	$81,904,261	$37,327,671	46%

REVENUE OF OPERATION BY STATE

	For the Three Months Ended September 30,		2022 vs 2021
	2022	2021	$	%
Colorado	$30,953,225	$31,835,305	$(882,080)	(3)%
New Mexico	12,237,761	—	$12,237,761	***
Total revenue	$43,190,986	$31,835,305	$11,355,681	36%

	For the Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$	%
Colorado	$90,986,990	$81,904,261	$9,082,729	11%
New Mexico	28,244,942	—	$28,244,942	***
Total revenue	$119,231,932	$81,904,261	$37,327,671	46%

Revenues for Colorado and New Mexico for the three months ended September 30, 2022, totaled $30,953,225 and $12,237,761, respectively. Revenue for Colorado for the three months ended September 30, 2022 decreased by $882,080, or 3% compared to the prior period. Revenues for New Mexico for the three months ended September 30, 2022 increased $12,237,761 compared to the prior period, as the Company purchased the New Mexico business in the first quarter of 2022. For the three months ended September 30, 2022, Colorado and New Mexico represented 72% and 28%, respectively, of the Company’s total revenue.

Revenues for Colorado and New Mexico for the nine months ended September 30, 2022, totaled $90,986,990 and $28,244,942, respectively. Revenue for Colorado for the nine months ended September 30, 2022 increased by $9,082,729, or 11% compared to the prior period. Revenues for New Mexico for the nine months ended September 30, 2022 increased $28,244,942 compared to the prior period, as the Company purchased the New Mexico business in the first quarter of 2022. For the nine months ended September 30, 2022, Colorado and New Mexico represented 76% and 24%, respectively, of the Company’s total revenue.

	For the Three Months Ended
	September 30,		2022 vs 2021
	2022	2021	$	%
Total revenue	$43,190,986	$31,835,305	$11,355,681	36%
Total cost of goods and services	17,226,451	16,779,313	447,138	3%
Gross profit	25,964,535	15,055,992	10,908,543	72%
Total operating expenses	14,849,677	11,218,992	3,630,685	32%
Income (loss) from operations	11,114,858	3,837,000	7,277,858	190%
Total other income (expense)	(3,712,108)	(1,555,427)	(2,156,681)	139%
Provision for income taxes (benefit)	5,593,513	1,312,817	4,280,696	326%
Net income (loss)	$1,809,237	$968,756	$840,481	87%
Earnings (loss) per share attributable to common shareholders - basic	$0.00	$0.02	$(0.02)	(98)%
Earnings (loss) per share attributable to common shareholders - diluted	$0.00	$0.02	$(0.02)	(99)%
Weighted average number of shares outstanding - basic	51,232,943	44,145,709
Weighted average number of shares outstanding - diluted	137,954,532	44,145,709

Quarter Ended September 30, 2022 Compared to the Quarter Ended September 30, 2021

Revenue

Revenues for the three months ended September 30, 2022 totaled $43,190,986, including (i) retail sales of $39,759,734 (ii) wholesale sales of $3,335,252 and (iii) other operating revenues of $96,000, compared to revenues of $31,835,305, including (i) retail sales of $20,741,864, (ii) wholesale sales of $11,022,519, and (iii) other operating revenues of $70,922 during the three months ended September 30, 2021, representing an increase of $11,355,681 or 36%. The most influential factor driving revenue increases in the third quarter of 2022 as compared to the same period in 2021 is acquisition activity. Revenue for the quarter ended September 30, 2022 included revenue from four consummated acquisitions in Colorado and revenue from the Company’s initial entrance into the New Mexico market with the acquisition of R. Greenleaf, which were not in revenue for the same period in 2021. Revenue from wholesale sales decreased, due in large part to continued pricing pressure in the Colorado wholesale market as a result of supply saturation in flower and bulk distillate products.

Cost of Goods and Services

Cost of goods and services for the three months ended September 30, 2022 totaled $17,226,451 compared to cost of goods and services of $16,779,313 during the three months ended September 30, 2021, representing an increase of $447,138 or 3%. Overall cost of goods and services increased due to the same acquisition activities that generated substantial increases in revenue, but the rate at which cost of goods and services increases from acquisition activity occurs at a lower rate than increases in revenue from acquisition activity due to lower wholesale flower pricing in Colorado and substantial vertical integration in New Mexico generating favorable cost savings.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 totaled $14,849,677, compared to operating expenses of $11,218,992 during the three months ended September 30, 2021, representing an increase of $3,630,685 or 32%. This increase is due to increased selling, general and administrative expenses, professional service fees, salaries, benefits and related employment costs, all largely driven by growth from acquisitions.

Other Income (Expense), Net

Other expense, net for the three months ended September 30, 2022 totaled $3,712,108 compared to $1,555,427 during the three months ended September 30, 2021, representing an increase in other expense of $2,156,681 or 139%. The increase in other expenses is due to higher interest payments due on the Company’s debt obligations as a result of compounding interest with the passage of time and higher debt balances, which was partially offset this quarter by the revaluation of the derivative liability related to the Investor Notes issued in December 2021 that was recognized as income in the three months ended September 30, 2022.

Net Income (Loss)

As a result of the factors discussed above, we generated net loss for the three months ended September 30, 2022 of $1,809,237, compared to net income of $968,756 for the three months ended September 30, 2021.

	For the Nine Months Ended
	September 30,		2022 vs 2021
	2022	2021	$	%
Total revenue	$119,231,932	$81,904,261	$37,327,671	46%
Total cost of goods and services	57,173,192	44,692,765	12,480,427	28%
Gross profit	62,058,740	37,211,496	24,847,244	67%
Total operating expenses	46,698,772	30,418,486	16,280,286	54%
Income (loss) from operations	15,359,968	6,793,010	8,566,958	126%
Total other income (expense)	4,770,919	(3,105,816)	7,876,735	(254)%
Provision for income taxes (benefit)	11,259,369	1,997,905	9,261,464	464%
Net income (loss)	$8,871,518	$1,689,289	$7,182,229	425%
Earnings (loss) per share attributable to common shareholders - basic	$0.07	$0.04	$0.03	80%
Earnings (loss) per share attributable to common shareholders - diluted	$0.03	$0.03	$(0.00)	(13)%
Weighted average number of shares outstanding - basic	50,615,437	42,903,008
Weighted average number of shares outstanding - diluted	137,337,027	56,688,640

Year to Date September 30, 2022 Compared to the Year to Date September 30, 2021

Revenue

Revenues for the nine months ended September 30, 2022 totaled $119,231,932, including (i) retail sales of $104,386,464 (ii) wholesale sales of $14,661,268 and (iii) other operating revenues of $184,200, compared to revenues of $81,904,261, including (i) retail sales of $54,083,880, (ii) wholesale of $27,654,965, and (iii) other operating revenues of $165,416 during the nine months ended September 30, 2021, representing an increase of $37,327,671 or 46%. The most influential factor driving revenue increases in the first nine months of 2022 as compared to the same period in 2021 is acquisition activity. Revenue for the nine months ended September 30, 2022 included revenue from four new acquisitions in Colorado, which included five new retail dispensaries, and revenue from the Company’s initial entrance into the New Mexico market with the acquisition of R. Greenleaf that created an immediate initial portfolio of ten retail dispensaries across the state of New Mexico, none of which were in revenue for the same period in 2021.

Cost of Goods and Services

Cost of goods and services for the nine months ended September 30, 2022 totaled $57,173,192 compared to cost of goods and services of $44,692,765 during the nine months ended September 30, 2021, representing an increase of $12,480,427 or 28%. Year to date cost of goods and services in 2022 increased as compared to 2021 due to the same acquisition activities that generated substantial increases in revenue, but the rate at which cost of goods and services increases from acquisition activity occurs at a lower rate than increases in revenue from acquisition activity due to lower wholesale flower pricing in Colorado and substantial vertical integration in New Mexico generating favorable cost savings.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 totaled $46,698,772, compared to operating expenses of $30,418,486 during the nine months ended September 30, 2021, representing an increase of $16,280,286 or 54%. This increase is due to increased selling, general and administrative expenses, professional service fees, salaries, benefits and related employment costs, all largely driven by growth from acquisitions.

Other Income (Expense), Net

Other income, net for the nine months ended September 30, 2022 totaled $4,770,919 compared to other expenses, net, of ($3,105,816) during the nine months ended September 30, 2021, representing an increase in income of $7,876,735 or (254)%. The increase in other income, net is primarily due to significant gains recognized in connection with revaluation of the derivative liability related to the Investor Notes for the nine months ended September 30, 2022, partially offset by higher interest payments due on the Company’s debt obligations as a result of compounding interest with the passage of time and higher debt balances.

Net Income (Loss)

As a result of the factors discussed above, we generated net income for the nine months ended September 30, 2022 of $8,871,518, compared to net income of $1,689,289 for the nine months ended September 30, 2021.

DRIVERS OF RESULTS OF OPERATIONS & KEY PERFORMANCE INDICATORS

Revenue

The Company derives its revenue from three revenue streams: (i) Retail, which sells finished goods sourced internally and externally to the end consumer in retail stores; (ii) Wholesale, which is the cultivation of flower and biomass sold internally and externally and the manufacturing of biomass into distillate for integration into externally developed products, such as edibles and internally developed products such as vapes and cartridges under the Purplebee’s brand; and (iii) Other, which includes other income and expenses, such as, licensing and consulting services, facility design services, facility management services, the Company’s Three A Light™ publication, and corporate operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022 and December 31, 2021, the Company had total current liabilities of $30,041,901 and $45,263,179, respectively. The decrease is driven by the revaluation of the derivative liability associated with the Investor Notes. As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $38,725,187 and $106,400,216, respectively to meet its current obligations. The Company had working capital of $41,548,525 as of September 30, 2022, a decrease of $37,594,104 as compared to December 31, 2021. The reduction in cash, and in turn working capital, is primarily driven by expenditure of cash to fund acquisitions and operations.

The Company is an early-stage growth company, generating cash from operational revenue and capital raises. Cash is being reserved primarily for capital expenditures, facility improvements, acquisitions, and strategic investment opportunities. The Company predominantly relies on internal capital that is generated through revenue and any other internal sources of liquidity to meet its short-term and certain long-term capital demands. Management believes the Company’s current projected growth, revenue from consummated acquisitions, and revenue from operations will be sufficient to meet its current obligations as they become due. The Company relies on a combination of internal and external capital to meet its long-term obligations, with internal liquidity sourced from revenue from operations and external financing acquired from various sources, including commercial loan arrangements, capital raises and private placement transactions, and cash from the Investor Notes. Management believes this combination of internal revenue and external liquidity will be sufficient to meet the Company’s long-term obligations; however, it is possible the Company will seek additional external financing to meet capital needs in the future. The Company maintains the unused portion of the funds received from the Investor Notes for future acquisitions and execution of strategic growth initiatives.

Due to our participation in the cannabis industry and the regulatory framework governing cannabis in the United States, our debt and loan arrangements are sometimes subject to higher interest rates than are market for other industries, which has an unfavorable impact on our liquidity and capital resources. Additionally, the cash requirements to service our debt obligations increase with the passage of time due to interest accrual, which increases constraints on our capital resources and tends to reduce liquidity in the amount of such accruals. We currently anticipate meeting these cash requirements from operating revenue and cash on hand. One of our strategic goals is to stimulate growth through acquisitions, which also tends to negatively impact liquidity during periods when we consummate an identified acquisition. We expect to continue executing this strategy in future periods, meeting such capital requirements in connection therewith from both internal capital and external financing (including unused funds from the Investor Notes), which will decrease liquidity. Additional factors or trends that have impacted or could potentially impact liquidity in future periods include general economic conditions such as market saturation, inflation, and general economic downturn. The Colorado cannabis market has experienced downward pricing pressure from over-supply of certain cannabis products in the market, which has improved retail margins in current periods but will likely impact the relationship between cost and revenue if and/or when supply is decreased in the Colorado market. Increasing inflation may also negatively impact our liquidity, as our cost of goods and services may increase without corresponding increases to revenue. Increasing inflation and general economic downturn in the United States could also negatively impact revenue to the extent such factors affect consumer behavior.

Cash Flows

Cash Provided by (Used in) Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the periods ended September 30, 2022 and 2021 were as follows:

	For the Periods Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(3,957,263)	$4,814,104
Net cash used in investing activities	(105,117,739)	(75,644,398)
Net cash provided by financing activities	41,399,973	90,761,874

The Company’s cash used in operating activities for 2022 is predominantly driven by the gain on derivative liabilities from the Investor Note. The Company’s use of cash from investing activities is driven by acquisition of businesses, cannabis licenses, and property, plant and equipment for existing entities such as store remodels. Our cash provided by financing activities is mainly from proceeds from our credit facility, the Investor Notes and the issuance of shares of Common Stock.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMITMENTS AND CONTINGENCIES

The following table quantifies the Company’s future contractual obligation as of September 30, 2022:

	Total	2022	2023	2024	2025	2026	Thereafter
Notes Payable (a)	$174,387,022	$—	$2,250,000	$3,000,000	$40,651,759	$128,485,263	$—
Interest Due on Notes Payable	64,882,707	4,325,445	17,395,558	17,325,242	15,443,743	10,392,719	—
Right of Use Assets	34,246,054	1,242,307	4,646,609	5,244,672	4,653,106	4,211,405	14,247,955
Total	$273,515,783	$5,567,752	$24,292,167	$25,569,914	$60,748,608	$143,089,387	$14,247,955

(a) - This amount excludes $42,972,369 of unamortized debt discount and $7,025,206 of unamortized debt issuance costs. See Note 10 - Debt

The Company anticipates using funds from operating activities, and, if needed, additional external financing to support its contractual cash obligations.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2022 and September 30, 2021, we were not party to any off-balance sheet arrangement that had or was reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to the carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, we determine fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, we rely on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, our risk relative to the overall market, our size and industry and other risks specific to us. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than the carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

We performed our annual fair value assessment on our subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets at December 31, 2021, and determined that no impairment exists. No additional factors or circumstances existed as of September 30, 2022, that would indicate impairment.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 7, 2019, the Company filed a complaint against ACC Industries Inc. and Building Management Company B, L.L.C., in state district court located in Clark County, Nevada, alleging, amongst other causes of action, breach of contract, conversion, and unjust enrichment and seeking general, special and punitive damages. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020, ACC Industries Inc. filed a counterclaim against the Company alleging breach of contract. The Company discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration, ACC Enterprises, LLC (“ACC”), should be brought in as a party to the arbitration. Based upon the new facts, the Company filed a motion to amend the complaint to add new claims and ACC as a party. On September 1, 2020, the arbitrator granted the Company’s motion and permitted the Company to amend the complaint to add ACC as a party. On September 1, 2020, the Company filed an amended complaint and added intentional misrepresentation, fraudulent inducement, civil conspiracy, aiding and abetting, successor liability and fraudulent concealment claims. The Company began arbitration proceedings on November 2, 2020. The Company completed arbitration in February 2021. On May 14, 2021, the Arbitrator entered an award in favor of the Company in the aggregate amount of $1,935,273, subject to an offset equal to $150,000, for a total net award of $1,785,273. After the arbitration award was entered, a receiver was appointed over ACC and its affiliates due to the death of the only owner who had a valid cannabis establishment registration agent card. An automatic litigation stay was entered upon the appointment of the receiver. During the receivership, ACC’s owners have had internal ownership disputes and ACC has had financial difficulties. The receiver has taken the position that ACC should be liquidated and sold. On April 28, 2022, the receiver received approval from the court to liquidate ACC’s assets. On May 24, 2022, upon the completion of a bidding procedure for certain ACC assets, the court approved the sale of certain ACC assets to the only and prevailing bidder. The finality of that sale is in progress and near completion. On July 26, 2022, the court approved a creditors’ claim process. The Company has compiled with the claim process and is awaiting formal approval from the receiver. The Company believes its claim will be approved and will continue to participate in the receivership.

On July 6, 2018, the Company filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers (“VVG”). In the complaint, the Company alleges breach by VVG of the Technologies License Agreement dated April 27, 2017 entered into between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321 plus pre- and post-judgment interest and attorneys’ fees. In March 2020, VVG filed its opening appeal brief with the Nevada Supreme Court. The Company’s response brief was due on May 15, 2020. After VVG filed its opening brief in March 2020, the Company filed a Motion to Strike portions of the brief and record. On August 27, 2020, the court ordered VVG to supplement its brief and the record. On October 27, 2020, the Company, in a joint request with VVG, filed a motion to extend its time to file its answering brief. The Company filed its answering brief in January 2021. VVG’s reply brief was filed in March 2021. On July 23, 2021, the Nevada Supreme Court affirmed the trial court’s damage award but remanded the case to the trial court to properly calculate post-judgment interest. After the affirmance, VVG filed a petition for rehearing with the Nevada Supreme Court arguing it overlooked or misapprehended material facts in the record. The Company answered the rehearing petition arguing that it did not. On December 22, 2021, the Company received $3,577,200 for most of the outstanding receivable plus interest and legal fees. Requests for costs and fees related to the appeal are currently pending before the district court. The costs were recently awarded by the Court in full. VVG has paid the cost award. The Company believes it has reached a resolution on the outstanding attorney’s fees owed to the Company. At that point, a dismissal will be filed on the case.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1 *	Asset Purchase Agreement, dated September 9, 2022, by and among Medicine Man Technologies, Inc., Double Brow, LLC, Lightshade Labs LLC, Thomas Van Alsburg, Steve Brooks, and John Fritzel
2.2 *	Asset Purchase Agreement, dated September 9, 2022, by and among Medicine Man Technologies, Inc., Double Brow, LLC, Lightshade Labs LLC, Thomas Van Alsburg, Steve Brooks, and John Fritzel
10.1 **

Amendment to Employment Agreement, dated October 12, 2022, between Medicine Man Technologies, Inc. and Nirup Krishnamurthy (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed October 14, 2022 (Commission File No. 00055450))

10.2 * **	Stock Award Agreement, dated September 23, 2022, between Jonathan Berger and Medicine Man Technologies, Inc.
10.3 * +	Preferred Stock Purchase Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Purchasers party thereto
10.4 * +	Omnibus Amendment, dated July 7, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Investors party thereto
10.5 * +	Brand Partnership Agreement, dated August 23, 2022, by and between Mission Holdings US, Inc. and Medicine Man Technologies, Inc.
10.6 *	Option Agreement, dated August 23, 2022, by and between Mission Holdings US, Inc. and Medicine Man Technologies, Inc.
10.7 * +	Voting Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Investors party thereto
10.8 * +	Investors’ Rights Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Investors party thereto
10.9 * +	Right of First Refusal and Co-Sale Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Investors party thereto
10.10 * +	Stockholders Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Stockholders party thereto
10.11 * **	Form of Indemnification Agreement, dated May 20, 2022, by and between Mission Holdings US, Inc. and Director
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32 *	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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

Dated: November 9, 2022	MEDICINE MAN TECHNOLOGIES, INC.

	By:	/s/ Justin Dye
Justin Dye, Chief Executive Officer (Authorized Officer)

	By:	/s/ Nancy Huber
Nancy Huber, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)