Form 10-K
period 2022-12-31
Medicine Man Technologies, Inc.
filed 2023-03-29
CIK 1622879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity (common stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2022 was approximately $50.8 million based upon the closing sale price of the Common Stock on OTC Markets Group, Inc. on that date.

The number of shares outstanding of the Registrant’s $0.001 par value Common Stock as of the close of business on March 15, 2023 was 55,212,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for our 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our good faith assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intends,” “plans,” “strategy,” “prospects,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other words of similar meaning in connection with a discussion of future events or future operating or financial performance, although the absence of these words does not necessarily mean that a statement is not forward-looking. In particular, such statements include those relating to, among other things, (i) regulatory limitations on our products and services and the uncertainty in the application of federal, state, and local laws to our business, and any changes in such laws; (ii) our ability to manufacture our products and product candidates on a commercial scale on our own or in collaboration with third parties; (iii) our ability to identify, consummate, and integrate anticipated acquisitions; (iv) general industry and economic conditions; (v) our ability to access adequate capital upon terms and conditions that are acceptable to us; (vi) our ability to pay interest and principal on outstanding debt when due; (vii) volatility in credit and market conditions; (viii) the loss of one or more key executives or other key employees; and (ix) other risks and uncertainties related to the cannabis market and our business strategy. This information may involve known and unknown risks, uncertainties and other factors which may cause actual events or our actual results, performance or achievements to be materially different from the future events, results, performance or achievements expressed or implied by any forward-looking statements. There can be no assurance that future events, results, performance or achievements will be in accordance with our expectations or that the effect of future events, results, performance or achievements will be those anticipated by us.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including, but not limited to, those discussed in “Item 1. Business”, “Item 1A. Risk Factors”, “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Operations,” and elsewhere in this report. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. You are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

Risk Factors Summary

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in “Item 1A. Risk Factors” of this Report. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Report:

●	We have incurred both losses and profits in prior periods and there is no assurance we can generate profits in the future; future losses could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.
●	We have a relatively short operating history, limited capitalization and limited funds available for operations, and we will require additional financing to successfully implement our business strategy. If we are unable to service or repay our indebtedness when due, the applicable lender may execute on the collateral.
●	Our officers or directors may have conflicts of interest and some of our current officers have other interests outside of our business.
●	We may be unable to attract or retain skilled labor and personnel with experience in the cannabis sector, obtain adequate equipment, parts, and components, and we may be unable to attract, develop, and retain additional employees required for our operations and future developments.
●	We plan to expand our business and operations into jurisdictions outside of the current jurisdictions where we currently conduct business and doing so will expose us to new risks.
●	We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations. Resources spent researching acquisitions that are not consummated could materially adversely affect subsequent attempts to locate and acquire other businesses.
●	Our sales are difficult to forecast, and changes in consumer spending may harm our business.
●	We are subject to risks from product liability claims.
●	Our business is dependent on regulatory licensing.
●	Our insurance coverage may be inadequate to cover all significant risk exposure.
●	Epidemics, pandemics, including the COVID-19 pandemic, and other health crises could adversely affect our business, financial condition, and results of operations.
●	Failure to execute our strategies and external market conditions could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.
●	We are required to comply concurrently with various federal, state, and local laws, many of which are unsettled and still developing, in each jurisdiction where we operate. Cannabis remains illegal under federal law, and our business is dependent on state laws pertaining to the cannabis industry.
●	Competition in our industry is intense, and competition from synthetic production, technological advances, and the illicit cannabis market could impact our ability to succeed.
●	Access to banking and other financial services is limited in the cannabis industry, and we are not always able to obtain quality services, favorable market rates, or financially advantageous opportunities as compared to businesses in other industries.
●	Our success is dependent on consumer acceptance of cannabis products generally, and specifically of our products. We, or the cannabis industry more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception.
●	We are subject to risks related to unsafe concentration of heavy metals and other contaminants in our cannabis and nutrient products, and associated inconsistent treatment under state law.

●	We are subject to risks inherent in an agricultural business, such as reliance on certain resources and utilities and the risk of crop failure.
●	If we are unable to source raw materials in sufficient quantities, on a timely basis, and at acceptable costs, our ability to manufacture and sell our products may be harmed.
●	The scientific community has not yet extensively studied the long-term health effects of the use of vaporizer products, and there is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts and our operations.
●	The cannabis industry and market, which are relatively new in the United States, could face strong opposition from other industries, may not continue to exist or develop as anticipated, or we may ultimately be unable to succeed in the cannabis industry and market.
●	We are unable to deduct all of our business expenses.
●	Businesses involved in the cannabis industry are subject to a variety of laws and regulations related to money laundering, financial recordkeeping, and proceeds of crimes. We could be subject to criminal prosecution or civil liabilities under RICO, and there is a risk of civil asset forfeiture of our assets.
●	We may be unable to seek the protection of the bankruptcy courts.
●	We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing securities that would dilute the ownership of our existing stockholders. Our Preferred Stock ranks senior to our Common Stock but junior to all of our existing and future liabilities in the event of a liquidation, winding up, or dissolution of our business.
●	The market price for our Common Stock will be particularly volatile given our status as a relatively unknown company with a limited operating history and lack of profits, which could lead to wide fluctuations in our share price, and there is no assurance that there will continue to be an active trading market for our Common Stock. Our stockholders may be unable to sell their Common Stock at or above their purchase price, which may result in substantial losses to such stockholders.
●	FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.
●	Because we hold a license to operate a cannabis business in Colorado and New Mexico, our stockholders may be required to make filings with the Colorado Marijuana Enforcement Division or the New Mexico Cannabis Control Division and we may be forced to redeem shares of our capital stock held by stockholders who are deemed “unsuitable” to be owners of our Company.
●	Our Preferred Stock, our right to issue additional preferred stock, our classified Board of Directors, the provisions of our Articles of Incorporation and Bylaws, and the concentration of board appointment rights with a few insiders may delay or prevent a take-over that may not be in the best interests of our stockholders.
●	Our management and principal stockholders could significantly influence or control matters requiring a stockholder vote, and other stockholders may not have the ability to influence corporate transactions.
●	We are classified as a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock and other securities less attractive to investors.
●	We have not paid dividends on our Common Stock in the past and do not expect to pay dividends on our Common Stock for the foreseeable future. Any return on investment may be limited to potential future appreciation in the value of our Common Stock.
●	We may be subject to risks related to our information technology systems, including the risk that we may be the subject of a cyber-attack and the risk that we may be in non-compliance with applicable privacy laws.
●	We may not be able to enforce our intellectual property as a result of our participation in the cannabis industry.

PART I

ITEM 1. BUSINESS.

Overview

Medicine Man Technologies, Inc., doing business as Schwazze (“we,” “us,” “our,” the “Company,” or “Schwazze”), is a vertically integrated multi-state cannabis operator focused on growth through expansion and acquisition in existing and new markets. The Company’s business involves the cultivation, manufacturing, distribution, and retail sale of cannabis and cannabis related products. The Company sells products it manufactures and cultivates and a variety of other cannabis goods through wholly-owned retail stores, licensing arrangements, and/or third-party operators and retailers.

The Company is focused on organic growth as well as growing through geographic expansion, acquisition, and application for new licenses in the Colorado and New Mexico cannabis markets. The Company is focused on building a premier vertically integrated cannabis company in Colorado and New Mexico with the goal of expanding into new and emerging markets, potentially including new states, compatible with the Company’s business strategy. The Company’s leadership team has deep expertise in mainstream consumer packaged goods, retail, manufacturing, and product development at Fortune 500 companies as well as at companies of various sizes in the cannabis sector. The Company strives to build and maintain a high-performance culture and a focus on analytical decision making, supported by data. Customer-centric thinking inspires the Company’s strategy and provides the foundation for the Company’s operational playbook.

The Company currently has operations in Colorado and New Mexico. As of March 1, 2023, the Company owned and operated (i) 42 retail dispensaries, 25 in Colorado under the banners Star Buds and Emerald Fields and 17 in New Mexico under the banner R. Greenleaf; (ii) five cultivation facilities, two in Colorado and three in New Mexico; and (iii) two manufacturing facilities, one in Colorado and one in New Mexico.

Schwazze is a reporting issuer in the United States and Canada. The Company’s common stock, par value $0.001 (“Common Stock” ) is listed for trading in the United States on the OTCQX Best Market under the symbol “SHWZ” and also listed for trading in Canada on the NEO Exchange under the symbol “SHWZ.” Schwazze is a smaller reporting company under U.S. federal securities laws and has elected to follow scaled disclosure requirements.

History

The Company was incorporated in Nevada on March 20, 2014 under the name Medicine Man Technologies, Inc., and it rebranded its name to Schwazze in April 2020. The Company’s operations began through the licensing of proprietary processes developed, implemented, and practiced at other cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical and recreational marijuana pursuant to relevant state laws. The Company continued early expansion with the acquisition of Success Nutrients™ and Pono Publications, including the rights to the book titled “Three A Light” and the proprietary cultivation techniques documented therein, which have been part of the Company’s product and service offerings since the acquisition. The Company then entered into the retail market by way of its acquisition of Two J’s LLC d/b/a The Big Tomato in 2018, a leading supplier of hydroponics and indoor gardening supplies in the Denver metro area.

Prior to 2020, the Company was focused on cannabis dispensary and cultivation consulting and providing equipment and nutrients to cannabis cultivators. In 2019, the Company made a strategic decision to move toward direct plant-touching operations due to changes in Colorado law expanding permitted investments into plant-touching cannabis companies. The Company developed a plan to roll up a number of direct plant-touching dispensaries, manufacturing, and cultivation facilities with the goal of being one of the largest seed-to-sale cannabis businesses in Colorado. In April 2020, the Company acquired its first plant-touching business, Mesa Organics Ltd. d/b/a Purplebee’s (“Purplebee’s”), which consisted of four dispensaries and one manufacturing infused products facility. Following the acquisition of Purplebee’s, the Company established a substantial retail presence in Colorado with its acquisition of 13 Star Buds branded dispensaries between December 2020 and March 2021 and its acquisition of two Emerald Fields branded dispensaries in February 2022, which it has continued to build through additional acquisitions. The Company entered the New Mexico cannabis market in 2022 when it acquired ten R. Greenleaf branded dispensaries, one manufacturing facility, and four cultivation facilities. Since its first plant-touching acquisition in April 2020, the Company has completed a number of acquisitions in an effort to expand its market presence and achieve complete vertical integration.

Financings

The Company has two classes of stock: common stock, $0.001 par value per share (“Common Stock”) and Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”). The Preferred Stock votes with the Common Stock as a single class on an as-converted basis. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially was equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances.

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

On February 26, 2021, the Company entered into a Loan Agreement with SHWZ Altmore, LLC (“Altmore”), as lender, and GGG Partners LLC, as collateral agent (the “Loan Agreement”). Upon execution of the Loan Agreement, the Company received $10,000,000 of loan proceeds. In connection with the Company’s acquisition of Southern Colorado Growers (“SCG”), the Company received an additional $5,000,000 of loan proceeds under the Loan Agreement. The loan carries an interest rate of 15% per annum, and the Company is required to make principal payments in the amount of $750,000 quarterly starting June 1, 2023. The Loan Agreement is secured by a first priority security interest in the assets of PBS Holdco LLC (“PBS”), a wholly owned subsidiary of the company and the Company’s Colorado manufacturing operation, and the SCG Cultivation (the “Altmore Collateral”).

On December 3, 2021, the Company and all its direct and indirect subsidiaries (the “Subsidiary Guarantors”) entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with 31 accredited investors (the “Note Investors”), pursuant to which the Company agreed to issue and sell to the Note Investors 13% senior secured convertible notes due December 7, 2026 (the “Investor Notes”) in an aggregate principal amount of $95,000,000 for an aggregate purchase price of $93,100,000 (reflecting an original issue discount of $1,900,000, or 2%) in a private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes pursuant to the Indenture entered into among the Company, Chicago Admin, LLC, as collateral agent (the “Indenture Collateral Agent”), Ankura Trust Company, LLC, as trustee (the “Indenture Trustee”), and the Subsidiary Guarantors (the “Indenture”). The Company received net proceeds of approximately $92 million at the closing, after deducting a commission to the placement agent and estimated offering expenses. Such net proceeds are required to be used to fund previously identified acquisitions and other growth initiatives. The Company’s obligations under the Indenture and the Investor Notes are secured by (i) junior security interest in the Altmore Collateral and the Star Buds Collateral, and (ii) a first priority security interest in all assets owned by the Company and the Subsidiary Guarantors on or after December 7, 2021.

Material Acquisitions & Investments

On June 3, 2017, the Company issued 7,000,000 shares of its Common Stock as consideration for the acquisitions of Pono Publications Ltd and Success Nutrients, Inc., pursuant to which the Company acquired the rights to its proprietary cultivation techniques codified in the proprietary work Three A Light and nutrients brand line offered by Success Nutrients.

On July 26, 2017, the Company issued 2,258,065 shares of its Common Stock for 100% ownership of Denver Consulting Group, Inc., a cannabis industry consultant that expanded the Company’s consulting offerings.

On September 20, 2018, the Company issued 1,933,329 shares of its Common Stock and paid approximately $307,000 in cash for 100% ownership of Two Js LLC d/b/a The Big Tomato (“The Big Tomato”), the Company’s retail store that provides the industry with cultivation supplies and equipment.

Between December 17, 2020 and March 3, 2021, the Company acquired 13 retail dispensaries and one cultivation facility located primarily in and around Denver, Colorado branded under the Star Buds banner. On December 17, 2020, the Company acquired the assets of (i) Starbuds Pueblo LLC, and (ii) Starbuds Alameda LLC. On December 18, 2020, the Company acquired the assets of (i) Starbuds Commerce City LLC, (ii) Lucky Ticket LLC, (iii) Starbuds Niwot LLC, and (iv) LM MJC LLC. On February 4, 2021, the Company acquired the assets of (i) Colorado Health Consultants LLC, and (ii) Mountain View 44th LLC. On March 2, 2021, the Company acquired the assets of (i) Starbuds Aurora LLC, (ii) SB Arapahoe LLC, (iii) Citi-Med LLC, (iv) Starbuds Louisville LLC, and (v) KEW LLC. The Company refers to this series of acquisitions as the “Star Buds Acquisition” and each of the aforementioned entities generically as “Star Buds” unless otherwise specified. In connection with the Star Buds Acquisition, the Company also acquired the exclusive right to use the Star Buds tradename in Colorado. The purchase price for the Star Buds Acquisitions was paid in cash, Preferred Stock, and deferred payments referred to in this report as “seller note(s)”. The seller notes are secured by a first priority security interest in substantially all of the assets owned by SBUD LLC, a wholly-owned subsidiary of the Company that acquired the Star Buds assets (the “Star Buds Collateral”). The aggregate purchase price for the Star Buds Acquisition was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, also referred to in this report as “seller note(s),” (iii) 29,506 shares of Preferred Stock, of which 25,078 shares were issued at the applicable closings and 4,428 shares were held back by the Company as collateral for potential indemnification obligations pursuant to the applicable purchase agreements. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock to the sellers under the applicable purchase agreement.

On July 21, 2021, the Company acquired the cultivation assets and real property of SCG, which included approximately 36 acres of real property with outdoor cultivation capacity located in Huerfano County, Colorado, for a total purchase price of approximately $5.8 million in cash and 2,197,978 shares of Common Stock.

On December 21, 2021, the Company, through its wholly-owned subsidiary Double Brow, LLC (“Double Brow”), acquired one retail dispensary located in Glendale, Colorado from Smoking Gun, LLC (“SG”) and Smoking Gun Land Company, LLC (“SG Land,” and together with SG, “Smoking Gun”) for a total purchase price of $4 million in cash and 100,000 shares of Common Stock.

On January 26, 2022, the Company, through Double Brow, acquired two retail dispensaries located in Boulder, Colorado from BG3 Investments, LLC, d/b/a Drift (“Drift”), and Black Box Licensing, LLC pursuant to an Asset Purchase Agreement entered into on June 25, 2021 with Double Brow, Drift, Black Box Licensing, LLC and Brian Searchinger, the sole equity holder of Drift and an equity holder of Black Box Licensing, LLC, as amended on October 28, 2021 (the “Drift Purchase Agreement”). The acquired assets include (i) the assets used in or related to Drift’s business of distributing, marketing, and selling recreational cannabis products and (ii) the leases for two retail dispensaries located in Boulder, Colorado. The aggregate closing consideration for the acquisition was (i) $1.92 million in cash, and (ii) 1,146,099 shares of Common Stock issued to Drift.

On February 9, 2022, the Company, through its wholly-owned subsidiary Emerald Fields Merger Sub, LLC (“Emerald Fields Sub”), acquired two retail dispensaries located in Manitou Springs, Colorado and Glendale, Colorado branded under the banner Emerald Fields pursuant to the terms of an Agreement and Plan of Merger, dated November 15, 2021, with Emerald Fields Sub, MCG, LLC (“MCG”), MCG’s owners, and Donald Douglas Burkhalter and James Gulbrandsen in

their capacity as the Member Representatives, as amended on February 9, 2022 (the “MCG Merger Agreement”). Under the MCG Merger Agreement, MCG merged with and into Emerald Fields Sub, with Emerald Fields Sub continuing as the surviving entity. The aggregate closing consideration for the merger was $29 million, consisting of: (i) $16.0 million in cash; (ii) 6,547,239 shares of the Common Stock issued to the members of MCG; and (iii) an aggregate of $2.32 million was held back as collateral for potential claims for indemnification under the MCG Merger Agreement as follows: (y) $1.39 million in cash and (z) 569,325 shares of Common Stock. The MCG Merger Agreement provides for the escrowed portion of the purchase price (less any claims for indemnity) to be released 50% on February 9, 2023 and 50% on August 9, 2023.

On February 8, 2022, the Company entered the New Mexico market with its acquisition of ten retail dispensaries located throughout the State of New Mexico operating under the banner R. Greenleaf, one manufacturing facility, and four cultivation facilities under the terms of a Purchase Agreement, dated November 29, 2021, with Nuevo Holding, LLC and Nuevo Elemental Holding, LLC, both of which are indirect wholly-owned subsidiaries of the Company (collectively, the “Nuevo Purchasers”), Reynold Greenleaf & Associates, LLC (“RGA”), Elemental Kitchen and Laboratories, LLC (“Elemental”), the equity holders of RGA and Elemental, and William N. Ford, in his capacity as Representative, as amended on February 8, 2022 (the “Nuevo Purchase Agreement”). The Nuevo Purchasers acquired substantially all of the operating assets of RGA and all of the equity of Elemental and assumed specified liabilities of RGA and Elemental. Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for certain facilities managed by RGA are held by two not-for-profit entities: Medzen Services, Inc. (“Medzen”) and R. Greenleaf Organics, Inc. (“R. Greenleaf” and together with Medzen, the “NFPs”). At the closing, Nuevo Holding, LLC gained control over the NFPs by becoming the sole member of each of the NFPs and replacing the directors of the two NFPs with the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and the Company’s General Counsel. The business acquired from RGA consists of serving as a branding, marketing and consulting company, licensing certain intellectual property related to the business of THC-based products to Elemental and the NFPs, providing consulting services to Elemental and the NFPs, and supporting Elemental and the NFPs to promote, support, and develop sales and distribution of products. Elemental is engaged in the business of creating and distributing cannabis-derived products to licensed cannabis producers. Elemental and the NFPs are in the business of cultivating, processing and dispensing marijuana in New Mexico, with 10 dispensaries, four cultivation facilities (three operating and one under development) and one manufacturing facility. The dispensaries are located in Albuquerque, Santa Fe, Roswell, Las Cruces, Grants and Las Vegas, New Mexico. The cultivation and manufacturing facilities are located in Albuquerque, New Mexico and consists of approximately 70,000 square feet of cultivation and 6,000 square feet of manufacturing. On the same date, Nuevo Holding, LLC entered into two separate Call Option Agreements containing substantially identical terms with each of the NFPs. Each Call Option Agreement gives Nuevo Holding, LLC the right to acquire 100% of the equity or 100% of the assets of the applicable NFP for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits a NFP to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. The aggregate closing consideration for the acquisitions was approximately (i) $32.2 million in cash,  which included a $4.5 million cash earnout based on EBITDA of the acquired businesses for the calendar year 2021, and (ii) $17.0 million in the form of an unsecured promissory note issued by Nuevo Holding, LLC to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5% (the “Nuevo Note”).

On February 15, 2022, the Company acquired substantially all of the operating assets of Brow 2, LLC (“Brow”) related to its indoor cannabis cultivation operations located in Denver, Colorado (other than assets expressly excluded) and assumed certain liabilities for contracts acquired pursuant to the terms of the Asset Purchase Agreement, dated August 20, 2021, among Double Brow, Brow, and Brian Welsh, as the owner of Brow (the “Brow Purchase Agreement”). The acquired assets included a 37,000 square foot building, the associated lease and equipment designed for indoor cultivation. After purchase price adjustments for pre-closing inventory, the aggregate consideration was $6.7 million, of which Double Brow paid $6.2 million at closing and held back $500,000 as collateral for potential claims for indemnification under the Brow Purchase Agreement. Any of the purchase price held back and not used to satisfy indemnification claims will be released on February 15, 2023 plus 3% simple interest.

On May 31, 2022, the Company acquired one retail dispensary operating under the banner Urban Dispensary and one cultivation facility, each located in Denver, Colorado, pursuant to an Asset and Personal Goodwill Purchase Agreement (the “Urban Dispensary Purchase Agreement”) with Double Brow, Urban Health & Wellness, Inc. d/b/a Urban Dispensary (“Urban Dispensary”), Productive Investments, LLC (“Productive Investments”), and Patrick Johnson (together with

Productive Investments, the “Urban Equityholders”), pursuant to which the Purchaser acquired (i) all of Urban Dispensary’s assets used or held for use in Urban Dispensary’s business of owning and operating a retail marijuana store and a grow facility, each located in Denver, Colorado, and (ii) all of Equityholders’ personal goodwill arising from Equityholders’ independent, separate, individual and personal efforts relating to Urban Dispensary’s business on the terms and subject to the conditions set forth in the Purchase Agreement (the “Urban Dispensary Purchase”), and assume obligations under contracts acquired as part of the Urban Dispensary Purchase. The aggregate consideration for the Urban Dispensary Purchase was $1.32 million in cash and 1,230,534 shares of Common Stock. The Company held back $288,000 of the stock consideration at closing as collateral for potential claims for indemnification from Urban Dispensary under the Urban Dispensary Purchase Agreement. Any portion of the held back consideration not used to satisfy indemnification claims will be released to Urban Dispensary on November 30, 2023.

On July 13, 2022, the Company entered into a strategic relationship with Mission Holdings US, Inc. (“Mission Holdings”), an entity affiliated with MCG, by purchasing a non-controlling equity interest in Mission Holdings. Mission Holdings offers various cannabis products and brands, including proprietary cannabis-infused gummies and premium flower for medical and recreational sale in Colorado and California. The Company has the right to acquire 100% of the equity interest in Mission Holdings on or after the three-year anniversary of the investment.

On December 15, 2022, the Company acquired substantially all of the operating assets associated with two retail dispensaries located in Denver, Colorado and Aurora, Colorado owned by Lightshade Labs LLC (“Lightshade”) pursuant to the terms of two Asset Purchase Agreements, dated September 9, 2022, among Double Brow, the Company, Lightshade, and Lightshade’s owners, Thomas Van Alsburg, Steve Brooks, and John Fritzel, as amended on December 15, 2021 (the “Lightshade Purchase Agreements”). After purchase price adjustments for transaction and related expenses, the aggregate consideration for the acquisition was approximately $2.75 million, all of which was paid in cash. The Company deposited $300,000 of the purchase price in escrow as collateral for potential claims for indemnification from Lightshade under the Lightshade Purchase Agreements. Any of the purchase price placed in escrow and not used to satisfy indemnification claims will be released on December 15, 2023.

Current Operations and Developments

Operating Segments

The Company’s operations are organized into three different segments as follows: (i) Retail, consisting of retail locations for sale of cannabis products; (ii) Wholesale, consisting of manufacturing, cultivation and sale of both wholesale cannabis and non-cannabis products; and (iii) Other, consisting of all other income and expenses, which primarily includes those related to in-store advertising and general corporate operations. Each of our operating segments are discussed in further detail below.

SEGMENT 1 –Retail – This segment currently includes our Retail dispensaries located in Colorado and New Mexico.

As of December 31, 2022, the Company owned and operated 25 retail cannabis dispensaries in the State of Colorado—19 retail dispensaries under the banner name Star Buds and six retail dispensaries under the banner name Emerald Fields—and  16 retail cannabis dispensaries in the State of New Mexico, all under the banner name R. Greenleaf.

Our dispensaries sell a wide variety of cannabis products directly to tens of thousands of consumers. These products include loose flower, concentrates, edibles, pre-rolls, topicals, infused beverages, and other associated cannabis products produced by a large variety of cannabis vendors. In Colorado, our retail dispensaries sell products sourced from our Wholesale segment, investment partners, licensing arrangements, and other third party suppliers. In New Mexico, our retail dispensaries sell products predominantly sourced through internal wholesale operations and a small percentage of third party products.

SEGMENT 2 – Wholesale – This segment includes consolidated Wholesale, Cultivation, and Manufacturing.

The Company supports its retail operations and growth through the operation of wholly-owned manufacturing and cultivation facilities. The Company’s wholly-owned manufacturing and cultivation facilities also engage with the wholesale markets in Colorado and New Mexico. The Company’s wholesale business includes cannabis and non-cannabis operations, although the Company’s cannabis wholesale operations are more substantial than its non-cannabis activities.

Wholesale

The Company participates in the wholesale market through both its cultivation and manufacturing operations based on market conditions and internal needs.

The wholesale cannabis market is influenced by a number of factors outside of the Company’s control largely due to the cyclical nature of the agricultural industry. The Company has acquired robust cultivation capacity such that it can expand production and sell its cultivation products to the wholesale market during certain market cycles when advantageous to do so, and it also has the ability to scale back production when the wholesale market is less profitable.

The Company’s manufacturing operations are used to extract oil from the cannabis plant and refine the oil into distillate oil.  It sells this distillate oil to other product manufacturers. Like its cultivation facilities, the Company can increase or curtail its production capacity to adjust to market conditions.

Lastly, the Company also supplies the wholesale markets through the sale of cannabis cultivation materials, nutrients, and equipment. The Company sells a variety of indoor gardening supplies and hydroponics through its online and retail store, The Big Tomato, located in Aurora, Colorado. While these wholesale activities were a meaningful component of the Company’s operations in the past, the Company’s business strategy has trended away from these revenue sources in recent years due to growth and expansion of the Company’s retail, manufacturing, and cultivation activities as well as the impact of the greater wholesale market downturn in Colorado and nationwide. Management is assessing the ongoing value and anticipated future utilization of these particular wholesale operations.

Cultivation

As of December 31, 2022, the Company owned eight cultivation facilities: four in Colorado and four in New Mexico. The Company leverages its cultivating capacity in both states where it operates to participate in the wholesale market and/or support internal operations based on market conditions and profitability in wholesale transactions.

The Company operated four active cultivations in Colorado throughout 2022, but it ceased operations at two of its facilities located in Denver, Colorado during the year to consolidate production activities and drive synergies. The Company maintains four active cultivation licenses in Colorado as of March 1, 2023.

The Company’s primary cultivation facilities in Colorado include (i) a 37,000 square foot building located in Denver, Colorado leased by the Company for indoor cultivation (the “Brow Cultivation”) and (ii) 36 acres of land in Huerfano County, Colorado owned by the Company and designed for indoor and outdoor cultivation (the “SCG Cultivation”). The SCG Cultivation includes a greenhouse and 24 hoop houses, and the Company is expanding the SCG Cultivation to include additional hoop houses for increased outdoor cultivation capacity.

The Company operated four active indoor cultivations in New Mexico during 2022, and it discontinued operations at one of its cultivation facilities located in Albuquerque, New Mexico during 2022 to consolidate production activities and drive synergies. The Company maintains three active cultivation licenses in New Mexico as of March 1, 2023.

The Company’s primary cultivation facility in New Mexico is a 40,000 square foot building located in Albuquerque, New Mexico (the “Edith Grow”). The Company completed the first phase of planned renovation of the Edith Grow in 2022 with the goal of completing additional phases of construction and renovation to expand the cultivation capacity of the Edith Grow for increased synergies and cost savings. The Edith Grow, together with the Company’s other indoor cultivation facilities in New Mexico, primarily support Elemental’s manufacturing operations and the New Mexico Retail segment operations.

Manufacturing and Extraction

As of December 31, 2022, the Company owned and operated two manufacturing facilities: one in Colorado and one in New Mexico.

The Company’s manufacturing facilities primarily conduct cannabis extraction, distillation, manufacturing, and infusion operations for incorporation into retail cannabis products or sale through internal and external channels. The Company purchases cannabis biomass and trim to support manufacturing operations both internally from its cultivation operations as well as from a number of different vendors across Colorado and New Mexico. The Company maintains the ability to strategically adjust the amount of materials sourced from internal and external sources based on market conditions due to vertical integration in both states.

The Company’s Colorado manufacturing facility is owned and operated by PBS. PBS leases a facility in Pueblo, Colorado containing approximately 7,000 square feet of space where PBS conducts ethanol extraction, distillation, and manufacturing of cannabis plants and biomass for sale and distribution to external buyers and internally to support the Company’s retail segment. PBS also supports the Colorado Retail segment by processing and packaging products for retail distribution from time to time. The Company acquires cannabis biomass and trim to support PBS’s manufacturing operations both internally from its cultivation operations at SCG and the Brow Cultivation as well as from a number of different vendors across Colorado. However, manufacturing operations in Colorado source raw materials from external vendors to a greater degree than manufacturing operations in New Mexico due to pricing and market conditions. PBS produces vapes, cartridges, and syringes for internal and external distribution, which includes the Company’s proprietary brand of vape products: Purplebee’s and Autograph by Purplebee’s.

The Company’s New Mexico manufacturing facility is owned and operated by Elemental, a wholly-owned subsidiary of the Company. Elemental leases a manufacturing facility located in Albuquerque, New Mexico representing approximately 6,000 square feet where it performs extraction, infusion, and manufacturing operations. Elemental produces a number of cannabis products that are sold in R. Greenleaf dispensaries, including edibles and vapes. Elemental primarily sources the raw materials used for its operations through the Company’s cultivation and wholesale operations due to increased vertical integration in New Mexico, although Elemental does purchase biomass and trim from external sources to support its operations.

SEGMENT 3 – Other – This segment includes General Corporate and Other.

General Corporate and Other

The Other segment encompasses the Company’s general corporate operations not otherwise categorized as retail or wholesale, and it also includes revenue from in-store advertisements and certain vendor promotions. This segment also includes the Company’s research and development subsidiary, Schwazze Biosciences LLC, which is committed to pursuing a program of basic and applied research focused on bringing consumers, as well as pets, the most beneficial properties of the cannabis plant.

Marketing

The Company markets its products, retail establishments and services to consumers through a variety of channels, including: digital marketing efforts, print advertising, outdoor billboards, coupons, a consolidated loyalty program across all states and retail banners, ecommerce websites, budtender appreciation events, universal gift card program, “search engine optimization” activities, grand opening or newly remodeled store events, brand pop-up events, and in-store promotions. In 2022, the Company’s Colorado retail banner, Star Buds, was the first cannabis sponsor of a professional ultimate frisbee sporting team, The Colorado Summit.

Schwazze has created and maintains a database of marketing collateral materials and resources used for the Schwazze parent company brand, its in-house products/brands, and across all retail banners in the states in which it operates. The Company also coalesces interest and a presence within the industry through participation in various industry events, building relationships with key regulatory and government affairs officials, and through direct promotion.

The Company continues to enhance its online presence via its house of brands website, http://www.schwazze.com, and its investor relations website, http://www.ir.schwazze.com. During 2022, the Company revamped its website to include an overview of its retail and wholesale brands, features on management and its Board of Directors, latest investor relations presentations, links to media, analyst coverage and press relations, Securities and Exchange Commission (“SEC”) reports, and our industry partners.

Intellectual Property, Brand Development, and Licensing

Our operational success and business strategy incorporates various pieces of proprietary intellectual property, including trademarks, trade names, and copyrights owned by the Company and licensing of third party intellectual property pursuant to licensing agreements. We also acknowledge that certain protections normally available to us related to design or other utility patents in the cannabis industry are not currently enforceable under federal law. We attempt to protect our intellectual property via the deployment of robust non-disclosure agreements with both prospective partners, employees, and licensees prior to engagement. We also register our owned intellectual property in the states where we operate in an effort to enhance protection against infringement. There are no assurances that these non-disclosure agreements will prevent a third party from infringing upon our rights, and we also cannot enforce our owned cannabis-related intellectual property outside of the states of Colorado and New Mexico where our marks are registered. We intend to register for federal patent and trademark protection that is otherwise currently prohibited if and when the federal government eliminates the cannabis prohibition.

Schwazze is actively building a house of brands that includes both our active retail banners as well as products for sale at both the retail and wholesale level, manufacturing all products and controlling the quality for such brands through its vertical integration. The Company has developed three internally owned product brands as of March 1, 2023. These brands include: (i) Purplebee’s and (ii) Autograph by Purplebee’s, the Company’s distillate vaporizer product line, and (iii) EDW (Every Day Weed), which is a pre-packaged pouch of loose-ground flower offered in half-ounce increments at an affordable price point. Purplebee’s, Autograph by Purplebee’s, and EDW are available for sale in Indica, Sativa and Hybrid strains.

In addition to internal brand development efforts, we also enter into advantageous licensing agreements with other cannabis companies with recognizable brand value to maximize the success of our product offerings and sales. Schwazze has an exclusive licensing partnership with the premium California-based cannabis flower brand, Lowell Herb Company, which gives the Company exclusive right to manufacture, distribute and promote Lowell Farms products in the Colorado and New Mexico markets. Current products include: Quicks, Classics and Singles. Quicks and Classics are sold in 3.5g multi-units packs in blends of strains of indica, sativa, and hybrid dominances, while “singles” are 1g, single strain pre-rolls. The Lowell Farms brand is promoted through in-store advertising and promotion, customer loyalty programming, and budtender appreciation events. We also maintain a non-exclusive branding partnership with Mission Holdings pursuant to which we sell Mission Holdings’ proprietary brand of low-cost edibles, Nfuzed gummies, and premium flower, Level 10, in our retail channels in the states where we operate.

We also acquired a number of brands through previous acquisitions of existing dispensaries with varying degrees of brand recognition and loyalty that we actively utilize in our house of brands. In connection with the Star Buds acquisitions, we acquired the exclusive right to use the Star Buds brand in Colorado pursuant to a licensing agreement with the owners of the Star Buds intellectual property. We also acquired all of the rights in and interest to the Emerald Fields intellectual property owned by MCG that was acquired pursuant to the MGC Merger Agreement. In Colorado, we currently operate all of our retail dispensaries under the Emerald Fields or Star Buds banner. In New Mexico, we acquired the intellectual property associated with R. Greenleaf and operate all existing dispensaries under the R. Greenleaf banner.

Government Regulations

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently involved in the cannabis industry. The Company is directly engaged in the manufacture, possession, sale, and distribution of cannabis in the adult-use cannabis marketplace in the State of Colorado and the State of New Mexico.

Federal Regulations

The United States federal government regulates drugs through the federal Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), which places controlled substances, including cannabis, in one of five different schedules. Cannabis, except hemp containing less than .3% (on a dry weight basis) of the psychoactive ingredient in cannabis, is classified as a Schedule I drug. As a Schedule I drug, the federal Drug Enforcement Agency (“DEA”) considers cannabis to have a high potential for abuse, no currently accepted medical use in treatment in the United States, and a lack of accepted safety for use of the drug under medical supervision. The classification of cannabis as a Schedule I drug is inconsistent with what the Company believes to be many valuable medical uses for cannabis accepted by physicians, researchers, patients, and others. As evidence of this, the FDA on June 25, 2018 approved Epidiolex (CBD) oral solution with an active ingredient derived from the cannabis plant for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome, and Dravet syndrome, in patients two years of age and older. This is the first FDA-approved drug that contains a purified drug substance derived from the cannabis plant. CBD is a chemical component of cannabis that does not contain the intoxication properties of THC (“THC”), the primary psychoactive component of cannabis. The Company believes the CSA categorization as a Schedule I drug is not reflective of the medicinal properties of cannabis or the public perception thereof, and numerous studies show cannabis is not able to be abused in the same way as other Schedule I drugs, has medicinal properties, and can be safely administered.

The federal position is also not necessarily consistent with democratic approval of cannabis at the state government level in the United States. Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale, and possession of cannabis under the Cannabis Act, S.C. 2018, c. 16, (Canada) and the Cannabis for Medical Purposes Regulations, cannabis is largely regulated at the state and local level in the United States. State laws regulating cannabis conflict with the CSA, which makes cannabis use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts. Although the Company’s activities are compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law nor provide a defense to federal criminal charges that may be brought against the Company. The Supremacy Clause of the United States Constitution establishes that the United States Constitution and federal laws made pursuant to it are paramount and, in case of conflict between federal and state law, federal law shall apply.

Nonetheless, 44 U.S. states, the District of Columbia, and the territories of Puerto Rico, the U.S. Virgin Islands, Guam, and the Northern Mariana Islands have legalized some form of cannabis for medical use, while 21 states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes. As more and more states legalized medical and/or adult-use cannabis, the federal government attempted to provide clarity on the incongruity between federal prohibition under the CSA and these state-legal regulatory frameworks. Notwithstanding the foregoing, cannabis remains illegal under U.S. federal law, with cannabis listed as a Schedule I drug under the CSA.

Until 2018, the federal government provided guidance to federal law enforcement agencies and banking institutions regarding cannabis through a series of memoranda from the Department of Justice (“DOJ”). The most recent such memorandum was drafted by former Deputy Attorney General James Cole on August 29, 2013 (the “Cole Memorandum”). The Cole Memorandum offered guidance to federal enforcement agencies as to how to prioritize civil enforcement, criminal investigations, and prosecutions regarding cannabis in all states, and acknowledged that, notwithstanding the designation of cannabis as a Schedule I controlled substance at the federal level, several states have enacted laws authorizing the use of cannabis. The Cole Memorandum also noted that jurisdictions that have enacted laws legalizing cannabis in some form have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale, and possession of cannabis. As such, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. The Cole Memorandum was seen by many state-legal cannabis companies as a safe harbor for their licensed operations that were conducted in full compliance with all applicable state and local regulations. However, on January 4, 2018, former U.S. Attorney General Jeff Sessions rescinded the Cole Memorandum. In the absence of a uniform federal policy, as had been established by the Cole memorandum, enforcement priorities are determined by respective United States Attorneys.

Following his election, President Biden appointed Merrick Garland to serve as the U.S. Attorney General. While Attorney General Garland indicated in his confirmation hearing that he did not feel that enforcement of the federal cannabis prohibition against state-licensed business would be a priority target of the DOJ resources, no formal enforcement policy has been issued to date. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the U.S. Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

As an industry best practice, despite the rescission of the Cole Memorandum, the Company abides by the following standard operating policies and procedures:

1.	Ensure that its operations are compliant with all licensing requirements as established by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions;
2.	Ensure that its cannabis related activities adhere to the scope of the licensing obtained (for example: in the states where cannabis is permitted only for adult-use, the products are only sold to individuals who meet the requisite age requirements);
3.	Implement policies and procedures to ensure that cannabis products are not distributed to minors;
4.	Implement policies and procedures to ensure that funds are not distributed to criminal enterprises, gangs, or cartels;
5.	Implement an inventory tracking system and necessary procedures to ensure that such compliance system is effective in tracking inventory and preventing diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law, or across any state lines in general;
6.	Ensure that its state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, is engaged in any other illegal activity or any activities that are contrary to any applicable anti-money laundering statutes; and
7.	Ensure that its products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

In addition, the Company conducts background checks to ensure that the principals and management of its operating subsidiaries are of good character, have not been involved with other illegal drugs, engaged in illegal activity or activities involving violence, or use of firearms in cultivation, manufacturing, or distribution of cannabis. The Company will also conduct ongoing reviews of the activities of its cannabis businesses, the premises on which they operate, and the policies and procedures that are related to possession of cannabis or cannabis products outside of the licensed premises, including the cases where such possession is permitted by regulation.

One legislative safeguard for the medical cannabis industry remains in place: Congress has passed a so-called “rider” provision in the fiscal year 2015, 2016, 2017, 2018, 2019, 2020 and 2021 Consolidated Appropriations Acts to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The rider is known as the "Rohrabacher-Farr" Amendment after its original lead sponsors (it is also sometimes referred to as the “Rohrabacher-Blumenauer” or “Joyce-Leahy” Amendment). In 2021, President Biden became the first president to propose a budget with the Rohrabacher-Farr Amendment included. On February 18, 2022, the amendment was renewed through the signing of a stopgap spending bill, effective through March 11, 2022.

Nevertheless, for the time being, cannabis remains a Schedule I controlled substance at the federal level. The federal government of the U.S. has always reserved the right to enforce federal law regarding the sale and disbursement of medical or adult-use cannabis, even if state law sanctions such sale and disbursement. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, the Company’s business, results of operations, financial condition, and prospects could be materially adversely affected.

There is a growing consensus among cannabis businesses and numerous members of Congress that prosecutorial discretion is not law and temporary legislative riders, such as the Rohrabacher-Farr Amendment, are an inappropriate way to protect lawful medical cannabis businesses. Numerous bills have been introduced in Congress in recent years to decriminalize aspects of state-legal cannabis trades. The Company has observed that each year more congressmen and congresswomen sign on and co-sponsor cannabis legalization bills. In light of all this, it is anticipated that the federal government will eventually repeal the federal prohibition on cannabis and thereby leave the states to decide for themselves whether to permit regulated cannabis cultivation, production, and sale, just as states are free today to decide policies governing the distribution of alcohol or tobacco.

The most comprehensive proposal for reform of federal legislation on cannabis was introduced on July 14, 2021, by Senate Majority Leader Chuck Schumer (D-NY) along with Cory Booker (D-NJ), and Ron Wyden (D-OR) when they released draft legislation titled the Cannabis Administration and Opportunity Act (the “CAOA”). The CAOA removes cannabis from Schedule I of the Controlled Substances Act which would permit its decriminalization and allow the expungement of federal non-violent marijuana crimes. The CAOA would impose a federal tax on cannabis of 10% in its first year of enactment, eventually increasing to 25% in 5% increments. The taxes raised would be used to petition fund programs to benefit communities disproportionately impacted by the “War on Drugs”.

The CAOA enshrines the current state cannabis licensing regimes but introduces additional federal permitting of cannabis wholesalers. Regulatory responsibility for cannabis control would be transferred from the DEA to the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) or the Bureau of Alcohol, Tobacco, Firearms, and Explosives (“ATF”). The publication of the CAOA by Democratic congressional leaders represents a significant milestone in the move toward federal legalization of cannabis. While the CAOA indicates that legalization may come with significant federal tax burden, federal legalization will also bring long-awaited benefits to the industry of the removal of the Section 280E tax burden, clarity as to the status of state-licensed cannabis businesses, broad access to the banking and card payment system, and increased availability, and reduced cost, of capital.

At the time of the CAOA announcement, Senator Schumer indicated the bill currently did not have sufficient support in the Congress to pass. Although he originally targeted Spring 2022 for passage of legislation based on the CAOA draft, he then shifted to introducing of a revised draft of the CAOA in the Senate in April 2022.  As introduced, the CAOA lacked clarity regarding the transition of cannabis control from the DEA to TTB and the FDA, which presents the risk that existing operators may face a period of regulatory uncertain if legislation similar to the CAOA is enacted. Such uncertainty may impede growth of, and investment in, incumbent cannabis businesses, while exposing them to increased competition from the illicit market.

Ultimately, the CAOA did not pass and there can be no assurance that similar comprehensive legislation that would de-schedule cannabis and de-criminalize will be passed in the near future or at all. If such legislation is passed, there is no guarantee that it will include provisions that preserve the current state-based cannabis programs under which the Company’s subsidiaries operate or that such legislation will be otherwise favorable to the Company and its business.

Colorado Regulations

On November 7, 2000, Colorado voters approved Amendment 20, which amended the state constitution to allow the use of marijuana in the state by approved patients with written medical consent. On November 6, 2012, Colorado voters approved Amendment 64, which amended the state constitution to establish an adult use cannabis program in Colorado and permit the commercial cultivation, manufacture and sale of marijuana to adults 21 years of age or older. The commercial sale of marijuana for adult use to the general public began on January 1, 2014 at cannabis businesses licensed under the regulatory framework. As of January 1, 2020, medical and adult use marijuana are regulated together under a single statute – the Colorado Marijuana Code.

Under the Colorado Marijuana Code, the Colorado Department of Revenue is empowered to grant licenses to both adult use and medical marijuana businesses, including cultivation facilities, products manufacturers, testing facilities, transporters, researchers and developers, and (in the adult use context) accelerator cultivators, accelerator stores, and hospitality businesses.

Cannabis businesses must also comply with local licensing requirements. Colorado localities are allowed to limit or prohibit the operation of marijuana businesses.

The Company in Colorado is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Colorado.

Colorado License Requirements

An application for a marijuana business in Colorado requires submission of (1) a copy of any local license required for the marijuana business, (2) a certificate of good standing from the jurisdiction in which the business was formed, (3) the identity and address of the registered agent in Colorado, (4) organizational documents such as articles of incorporation, bylaws, articles of organization, and similar documents, (5) corporate governance documents, (6) a deed, lease, or similar document establishing the applicant’s ability to use the proposed premises, (7) a facility diagram, (8) findings of suitability with respect to the business’ owners, (8) information regarding securities listings (if the business is publicly traded), (9) financial statements, and documents related to payments of taxes. A business is required to obtain permission from its locality as part of the licensing process.

With respect to the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, the Company has no reason to believe it wouldn’t receive an applicable renewed licenses in the ordinary course of business.

Regulatory Requirements

The regulations establish requirements applicable to all marijuana businesses, along with specific requirements for each type of business.

All marijuana businesses in Colorado are required to (1) create and enforce limited access areas for the protection of marijuana and marijuana products, (2) maintain security alarm systems installed and maintained by a licensed alarm installation company, as well as approved locks and surveillance equipment, (3) follow all applicable laws regarding waste disposal (including cannabis-containing waste), (4) implement an inventory tracking system used for inventory tracking and recordkeeping, (5) comply with both state and local requirements as to hours of operation, (6) comply with sanitary requirements applicable to employees and production spaces, including sanitation audits, (7) comply with recordkeeping requirements, and (8) maintain and provide procedures for dealing with product recalls.

Cultivation facilities are additionally required to (1) provide and maintain copies of standard operating procedures for cultivation, harvesting, drying, curing, trimming, packaging, storing, and sampling, (2) comply with requirements related to pesticides, and (3) comply with additional sanitary and product safety requirements. Marijuana products manufacturers are required to (1) comply with labeling and dosing requirements related to standardized doses of marijuana, (2) comply with specific prohibitions regarding the shapes, colors, and similar characteristics of edible products, refrain from use of prohibited additives and ingredients, (3) maintain and provide standard operating procedures related to manufacturing of each category of products. Marijuana dispensaries are subject to additional requirements regarding (1) methods of accepting orders, (2) payments by customers, and (3) identification of customers.

The Marijuana Enforcement Division and local licensing authorities may conduct announced or unannounced inspections of licensees to determine compliance with applicable laws and regulations. Licensees may also be subject to inspection of the licensed premises by the local fire department, building inspector, or code enforcement officer to confirm that no health or safety concerns are present.

Colorado uses METRC as the Marijuana Enforcement Division’s marijuana inventory tracking system for all medical and adult use licensees. Marijuana is required to be tracked and reported with specific data points from seed to sale through METRC for compliance purposes under Colorado marijuana laws and regulations. This tracking is conducted by using electronic tags on plants and shipments between licensees and facilities.

New Mexico

Until 2021, New Mexico’s cannabis industry was regulated under the Lynn and Erin Compassionate Use Act (the “LECUA”), which permitted and regulated the use of cannabis for qualified and registered patients with certain medical conditions. The LECUA was administrated by the New Mexico Department of Health.

On April 12, 2021, Governor Michelle Lujan Grisham signed the Cannabis Regulation Act, which became effective on June 29, 2021 (the “CRA”). The CRA decriminalized the possession, use and cultivation of cannabis for recreational or adult use and created the Cannabis Control Division (the “CCD”) as a new division of the New Mexico Regulation & Licensing Department, to administer the CRA and promulgate, by or before January 1, 2022, a single set of rules for regulation of the State’s medical and adult use cannabis industry, including licensure, sales, testing, security, advertising and labeling of cannabis products. Other than maintenance of the patient registry for medical cannabis under the LECUA, the CRA vested CCD with all authority to administrate and regulate New Mexico’s medical and adult use cannabis activities. Consequently, parties licensed pursuant to the CCD rules can sell both medical and adult use cannabis with the most substantive differences being: (i) medical cannabis is not subject to the New Mexico Cannabis Excise Tax; (ii) persons under 21 can only legally purchase cannabis products if they are a qualified medical patient; and (iii) the CCD has the authority to effectively reserve some cannabis to ensure an “adequate supply” for medical patients.

The CRA permits local jurisdictions to adopt reasonable time, place and manner rules that do not conflict with the CRA, but such rules must not completely prohibit operation of an entity licensed under the CRA or impose criminal, civil or administrative penalties on any such licensee for the use of a property licensed by the CCD. The CRA provides for the following types of licenses: courier, testing laboratory, manufacturer, producer, retailer, research laboratory, vertically integrated, producer microbusiness, integrated microbusiness and cannabis consumption area. The CRA does not create a limit on the number of licenses issued but does limit the number of plants that can be grown under each producer license and requires as a condition of licensure that each producer applicant demonstrate the legal right to enough water for its proposed operation as determined by the CCD and validated by documents from the New Mexico Office of the State Engineer.

Per the CRA’s express requirement, retail sales of adult use cannabis products in New Mexico began on April 1, 2022. In January and March of 2022, the CCD amended its rules to increase plant counts for most license types and modified the testing requirements for cannabis products. Since April 1, 2022, there have been no substantive changes in New Mexico’s regulatory framework.

The Company is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of New Mexico. Any non-compliance citations or notices of violation which may have an impact on the Company’s licensing, business activities or operations are required by Staff Notice 51-352 to be promptly disclosed by the Company.

New Mexico Licensing Requirements

In New Mexico, licenses are renewed annually. In order to operate in New Mexico an operator is required to obtain a license from the CCD, a certificate of occupancy from the applicable local government and a certificate of fitness from the State Fire Marshall. Each year, licensees are required to submit a renewal application per guidelines published by CCD. While renewals are annual, there is no limit to the number of renewals a licensee may obtain. Assuming requisite renewal fees are paid, renewal applications are submitted in a timely manner, and the establishment has not been cited for material violations, renewal applicants can anticipate approval in the ordinary course of business. However, any unexpected denials, delays or costs associated with a licensing renewal could impede planned operations and may have a material adverse effect the Company’s business, financial condition, results of operations or prospects.

A vertically integrated cannabis establishment license permits the holder to conduct one or more of the following: (i) production of cannabis, (ii) manufacturing of cannabis products, (iii) retail establishment, or (iv) courier of cannabis products. Only certified physicians may provide medicinal marijuana recommendations. An adult-use retailer license permits the sale of cannabis and cannabis products to any individual older than 21 years of age who does not possess a physician’s recommendation.

Holders of licenses in New Mexico are subject to a detailed regulatory scheme encompassing: security, staffing, sales, manufacturing standards, inspections, inventory, advertising and marketing, product packaging and labeling, records and reporting, and more.

Any non-compliance citations or notices of violation which may have an impact on the Company’s licensing, business activities or operations are required by Staff Notice 51-352 to be promptly disclosed by the Company.

Cannabis Production Requirements

A producer license permits the holder to cultivate cannabis, including planting, growing and harvesting cannabis. A licensee must submit to the CCD a premises diagram that shows the location of all entrances, exits, rooms, cultivation areas, light locations, and security camera locations, among other things. A producer must develop and implement policies and procedures that include, at a minimum, cannabis testing criteria and procedures consistent with the CRA, employee training materials, training requirements, recordkeeping protocols, transportation, testing protocols, employee policies and procedures.

Licensees must also develop a cultivation plan that details, among other things, the cultivation areas, water usage, pesticide storage areas, processing areas, packaging areas, a light diagram, if applicable, pest management and cannabis waste procedures. A producer must follow stringent health and safety requirements that cover premises, equipment and employees. The use of pesticides is permitted so long as they are used in accordance with the New Mexico Pesticide Control Act.

Manufacturing Requirements

There are four classes of manufacturing licenses:

8.	Class I: A licensee that only packages or repackages cannabis products, or labels or relabels the cannabis product container.
9.	Class II: A licensee that conducts Class I activities and manufactures edible products or topical products using infusion processes, or other types of cannabis products other than extracts or concentrates, and does not conduct extractions.
10.	Class III: A licensee that conducts Class I and Class II activities and extracts using mechanical methods or non-volatile solvents.
11.	Class IV: A licensee that conducts Class I, Class II and Class III activities and extracts using volatile solvents or supercritical CO2.

A manufacturing license permits the holder to manufacture cannabis in accordance with the Class of a license held. A licensee must submit to the CCD a premises diagram that shows the location of all entrances, exits, rooms, cultivation areas, light locations, security camera locations, among other things. A manufacturer must develop and implement policies and procedures that include, at a minimum cannabis testing criteria and procedures consistent with the CRA, employee training materials, training requirements, recordkeeping protocols, transportation, testing protocols, employee policies and procedures and training documentation. The CCD sets forth requirements regarding purity and materials used and requires all extractions to be performed in a closed loop system.

Retail Requirements

Adult use retailed licenses permit the sale of cannabis and cannabis products to any individual age 21 years of age or older or to any individual 18 years of age or older if such person possesses a valid qualified patient, primary caregiver or reciprocal participant registry card. As with all state-legal cannabis programs, only cannabis grown in New Mexico can be sold in New Mexico.

Cannabis retailers may only display cannabis goods for inspection and sale in the retail area. Such goods may be removed from their packaging and placed in containers to allow for customer inspection, so long as the containers are not readily accessible to customers without the assistance of retailer personnel. A container must be provided to the customer by the licensed retailer or its employees, who must remain with the customer at all times that the container is being inspected by the customer. Cannabis goods removed from their packaging in this way may not be sold or consumed. They must be destroyed appropriately when they are no longer being used for display. Retailers may also sell live, immature cannabis plants and seeds. A retailer may not sell more than two ounces of cannabis, sixteen grams of cannabis extract, eight hundred milligrams of edible cannabis, or six immature cannabis plants to a customer in a single purchase.

Courier Requirements

A licensee may deliver cannabis products directly to a qualified patient who is at least 18 years of age, a primary caregiver or a reciprocal participant, or directly to a consumer who is at least 21 years of age. Payment for cannabis and cannabis products cannot be requested or received by a cannabis courier. Licensees may only deliver cannabis products to the person who is identified by the retail cannabis licensee as an intended, authorized recipient.

Licensees must obtain cannabis from a licensed retailer and the courier must be employed by the retailer or have established a delivery agreement. Licensees must also comply with any local laws restricting time of deliveries and can only be delivered to a residential address.

Reporting Requirements

New Mexico uses BioTrackTHC (“BioTrack”) as the state’s track-and-trace system used to track commercial cannabis activity and movement across the distribution chain for all sate-issued annual licensees. The system allows for other third-party system integration via application programming interface. Only licensees have access to BioTrack.

Storage, Transportation and Security Requirements

To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft and loss of cannabis or cannabis products, the CCD requires licensed businesses to do the following:

●	maintain a video surveillance system that records continuously 24 hours a day;
●	maintain a fully operational security alarm system;
●	ensure that the facility’s outdoor premises have sufficient lighting;
●	not dispense from its premises outside of permissible hours of operation;
●	store all cannabis and cannabis products in a secured, locked room or a vault;
●	report to local law enforcement within 24 hours after being notified or becoming aware of the theft, diversion or loss of cannabis; and
●	ensure the safe transport of cannabis and cannabis products between licensed facilities and maintain a delivery manifest in any vehicle transporting cannabis and cannabis products.

In addition to CCD storage and security requirements, local jurisdictions may have additional storage and security requirements. Such requirements, to the extent they exist, may vary from one locality to another.

Site Visits and Inspections

The CCD and its authorized representatives have broad authority, with or without notice, to inspect licensed cannabis operations, including premises, facilities, equipment, books and records (which may be copied, and such copies retained) and cannabis products. In addition, a licensed producer must submit annual reports to the CCD on inventory, sales, revenue, and other matters. Failure to grant representatives from CCD full and immediate access to facilities, property and premises, or to cooperate with inspections and investigations, may result in disciplinary action and referral to law enforcement. Any non-compliance citations or notices of violation which may have an impact on the Company’s licensing, business activities or operations are required by Staff Notice 51-352 to be promptly disclosed by the Company

Compliance Activities

Despite the recent rescission of the Cole Memorandum, the Company continues to do the following towards ensuring compliance with the guidance provided by the Cole Memorandum, the FinCEN Guidance, and other best industry practices:

●	The Company and its subsidiaries operate in compliance with licensing requirements that are set forth with regards to cannabis operation by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions.
●	The Company’s cannabis-related activities adhere to the scope of the licensing obtained – for example, in the states where only medical cannabis is permitted, products are sold only to patients who hold the necessary documentation to permit the possession of the cannabis.
●	The Company performs due diligence on contractors or anyone provided access to secure areas of its facilities to prevent products from being distributed to minors.
●	The Company works to ensure that the licensed operators have an adequate inventory tracking system and adequate procedures in place so that its compliance system can track inventory effectively. This is done so that there is no diversion of cannabis or cannabis products into states where cannabis is not permitted by state law, or across state lines in general.
●	The Company conducts background checks as required by applicable state law.
●	The Company conducts reviews of activities of the cannabis businesses, the premises on which they operate, and the policies and procedures that are related to possession of cannabis or cannabis products outside of its licensed premises (including the cases where such possession is permitted by regulation – e.g. transfer of products between licensed premises). These reviews are completed to ensure that licensed operators do not possess or use cannabis on federal property or engage in manufacturing or cultivation of cannabis on federal lands.
●	The Company’s product packaging complies with applicable regulations and contains necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

In addition, the Company ensures compliance with its obligations under New Mexico law and regulations by (i) engaging third-party cannabis monitoring services who provide legislative monitoring and regulatory compliance services, and (ii) periodic reviews with external counsel who audit compliance checks on the Company’s suppliers and other industry partners to ensure their ongoing compliance and ensure that the Company’s internal processes are sufficient to maintain with its obligations under New Mexico law.

Employees and Human Capital

As of March 1, 2023, the Company employed 651 full time and 93 part time employees across all reporting segments, and the Company expects its labor demand to increase as it continues to expand operations in Colorado and New Mexico and into potential new markets in the future. The Company also employs several specialty contractors to provide support for various roles in retail sales, wholesale, cultivation, and distribution operations and general corporate roles. The Company intermittently engages temporary staffing agencies to fill labor demand during peak times in the Company’s cultivation and harvest cycle. Full time employees are distributed among several departments, including retail, cultivation, manufacturing, integration and operations, construction and project management, supply chain and distribution, facilities and security, information technology, sales and marketing, human resources, finance, mergers, acquisitions and real estate, regulatory licensing and compliance, and legal.

The Company offers company-sponsored benefits packages to all eligible full-time employees, which includes participation in a 401(k) retirement savings plan (for which full-time and part-time employees are both eligible), medical, vision, and dental plans, disability insurance, employee assistance programs, life insurance, and other voluntary benefits such as accident insurance, hospital indemnity, critical illness coverage, and pet insurance. None of the Company’s employees are represented by a labor union or a collective bargaining agreement. Management currently evaluates employee performance-based on financial metrics such as EBITDA, revenue, and free cash flow, along with specific individual performance goals for certain roles, to assess and reward employee performance.

The Company is committed to attracting, developing, and retaining qualified, hard-working individuals to contribute to a diverse and successful culture. During 2022, the Company expanded its team dedicated to human capital needs for more direct engagement with its employees and the labor needs of the organization, specifically hiring a Head of Human Resources in May 2022 and further expanding its human resources function through deployment of various resources throughout the organization. The Company engages with its employees to evaluate overall satisfaction and culture through anonymous surveys and interviews, the results of which are aggregated and compiled into action plans designed to address pressure points in its workforce. The Company anticipates implementing additional policies in future periods to further its efforts to attract and retain qualified talent across the organization.

Environmental, Social, and Governance

The Company strives to be an exemplary steward for the cannabis industry in the markets in which it operates, and the Company is committed to its contribution to a more equitable and sustainable industry.

The cannabis industry experiences a higher degree of organic diversity than is often common in other industries, and the Company seeks to capitalize on this unique characteristic to build a more diverse workforce to foster new ideas and innovation within the cannabis community. The Company seeks to hire diverse talent at every level in the organization, including management. The Company adopted a diversity, equity, and inclusion strategy in 2022 for implementation in 2023 that seeks to attract and support a diverse workforce.

The Company believes that strong governance and processes are key to maximizing operational synergies and success while managing and minimizing risk. Management incorporates automation and organizational checks and balances in its corporate processes to manage human resources, and it maintains good communication with the Company’s board of directors. Management meets regularly with a subset of directors of the Company to discuss acquisition activity and strategy, and the Company appointed Jonathan Berger as Lead Independent Director of the Company’s board of directors to strengthen its governance position.

The cannabis industry is dependent on certain resources such as water and electricity to succeed. The Company strives to achieve efficient and sustainable practices so as to conserve these resources. The cost of these resources, and the cost of compliance with expanding environmental regulations, could increase in the future.

COVID-19 and Future Pandemics

In March 2020, the World Health Organization categorized coronavirus disease 2019 (together with its variants “COVID-19”) as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects and those of its variants are currently unknown. The Company remains committed to protecting the health and safety of its employees and customers in accordance with recommended actions of the government and health authorities as COVID-19 persists. In the future, a resurgence of the COVID-19 pandemic or an unrelated pandemic illness may present similar or unique operational challenges faced by the Company during the COVID-19 pandemic, including but not limited to labor shortages, supply chain disruption, travel and work restrictions, and recessionary macroeconomic conditions impacting consumer behavior.

The Company’s financial results of operations were not materially negatively impacted by the COVID-19 pandemic for the year-ended December 31, 2022. However, the uncertain nature of the spread of COVID-19 and any future pandemics may impact the Company’s business operations in future periods.

Competition

As discussed above, our business has recently expanded. In addition to operational expansions in Colorado, we also entered the New Mexico market in 2022. With expansion in existing and new markets and operational developments, our competition has also increased. As a multi-state operator (“MSO”) with vertically integrated operations, we compete with a variety of other operators for market share, including other regional MSOs, single store operators, consumer packaged goods companies, cultivators, illicit market participants, and potentially pharmaceutical companies in the future.

In the majority of states that have legalized adult-use cannabis sales, there are specific license caps that create high barriers to entry. There are not state-wide license caps prescribed by state law in Colorado and New Mexico where we currently operate; however, some local jurisdictions place caps, outright prohibition, and/or restrictions on new license issuances, which can add additional complexity and practical barriers to our expansion efforts in certain geographic areas.

As of December 31, 2022, there were 669 recreational cannabis licenses issued in Colorado, up from 651 recreational cannabis licenses issued as of December 31, 2021, meaning approximately 18 recreational cannabis licenses were issued in 2022 (which does not account for licenses surrendered or terminated throughout the year). Our most direct competitors within Colorado include The Green Solution, Native Roots, Green Dragon, LivWell, Columbia Care Inc., Craft Concentrates, Mammoth Manufacturing, Colorado Cannabis Company, and Spherex Inc.

In New Mexico, there were 200 cannabis licenses as of December 31, 2021, which increased to 550 cannabis licenses as of December 31, 2022. Our most direct competitors within New Mexico include Ultra Health, PurLife, Pecos Valley, Assurance, Everest, and Bloom.

Outside of Colorado and New Mexico, we also view other vertically integrated MSOs as potential competitors due to our growth and future plans; these competitors include Green Thumb Industries, Inc., iAnthus Capital Holdings, Inc., Acreage Holdings, Inc., and Curaleaf Holdings, Inc. Like us, these companies can realize centralized synergies to produce higher margins.

Additionally, we compete with the illicit markets. The New Mexico market presents more competition from illicit participants as compared to the Colorado market due to the infancy of the cannabis industry in that state as well as fewer caps and restrictions on new license issuances. As the regulatory environment continues to develop in Colorado, New Mexico, and nationwide, management believes there will be a meaningful reduction of the illicit market.

Industry Analysis

Nationally, the marijuana industry has continued to expand through the passage of legislation in many states permitting medical and/or recreational use of cannabis under state law. While there certainly appears to be a trend towards acceptance of cannabis on a state-by-state basis, there are no assurances offered that this business will be able to sustain itself over time if the Federal government changes its current position related to state legalized operations.

As of March 1, 2023 at least 38 states and the District of Columbia, the Commonwealth of the Northern Mariana Islands, Puerto Rico, the U.S. Virgin Islands, and Guam have legalized marijuana for medical use. Twenty-one of those states and the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam have legalized the adult-use of cannabis.

Sales in the Colorado market decreased in 2022 following two years of strong growth.  The Colorado market dropped 21% from $2.23 billion in gross sales during 2021 to $1.77 billion in gross sales during 2022. The New Mexico market showed strong growth in 2022 following legalization of adult-use cannabis sales starting on April 1, 2022.  According to BDSA, the leading provider of market intelligence for the cannabis industry, the New Mexico market generated approximately

$461 million in sales in 2022, up from approximately $264 in sales during 2021, representing an increase of approximately 75%.

Available Information

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

Recent Developments

The Company previously reported that it signed an agreement on January 25, 2023 with Cannabis Care Wellness Centers, LLC and Green Medicals Wellness Center #5, LLC (collectively referred to as “Smokey’s”) and the owners of Smokey’s, pursuant to which the Company, through a wholly-owned subsidiary, will purchase two retail and medical marijuana stores located in Fort Collins, Colorado and Garden City, Colorado. The aggregate consideration for the Smokey’s acquisition will be up to $7.5 million, payable in cash and Common Stock. At the closing, the Company will pay the purchase price (i) in cash in the amount of $3,750,000 and (ii) in shares of the Common Stock in the amount of $3,150,000 divided by the price per share of the Common Stock as of market close on the first trading day immediately before the closing. At the closing, the Company will use a portion of the purchase price to pay off certain indebtedness and transaction expenses of Smokey’s and then pay the balance to Smokey’s. The Company will hold back from issuance additional shares of Common Stock in the amount of $600,000 divided by the price per share of the Common Stock as of market close on the first trading day immediately before the closing and $150,000 of the cash portion of the purchase price as collateral for potential claims for indemnification from Smokey’s under the purchase agreement. Any portion of the indemnity holdback not used to satisfy indemnification claims will be issued or released (as applicable) to the owners of Smokey’s on the 18-month anniversary of the closing date of the acquisition in accordance with the purchase agreement. The cash portion of the indemnity holdback is also subject to post-closing reduction if any of the actual marijuana inventory or cash at closing is less than certain targets stated in the purchase agreement.

The closing of the Smokey’s acquisition is subject to closing conditions customary for a transaction of this nature, including, without limitation, obtaining licensing approval from the Colorado Marijuana Enforcement Division and local regulatory authorities.

ITEM 1A.RISK FACTORS.

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

Despite the successful development of a cannabis industry legal under state laws in a number of states, state laws legalizing medicinal and recreational adult cannabis use are in conflict with the CSA, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws legalizing its use.

A prior U.S. administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum, which Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013 that outlined certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memorandum provided that enforcing federal cannabis laws and regulations in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis conduct in compliance with those laws and regulations was not a priority for the DOJ. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. On January 4, 2018, U.S. Attorney General Jeff Sessions formally issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to cannabis activities. There can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. The Biden administration has not expressed a cannabis policy as of the date of this Report. The uncertainty of federal enforcement practices going forward and the inconsistency between federal and state laws and regulations presents major risks for our business and operations. Any such change in the federal government’s enforcement of federal laws could cause significant financial damage to us and our stockholders.

Under federal law, and more specifically the CSA, the possession, use, cultivation and transfer of cannabis is illegal. It is also federally illegal to advertise the sale of cannabis, or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. Our business involves the cultivation, production and sale of cannabis and cannabis products, and, therefore, violates federal law. Further, we provide services to customers that are engaged in the business of possession, use, cultivation and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited to, a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aides, abets, counsels, commands, induces or procures its commission, is punishable as a principal. 18 U.S.C. §2(a).

If the Federal Government were to change its enforcement practices, or were to expend its resources enforcing existing federal laws on those involved in the cannabis industry, such action could have a materially adverse effect on our business and operations, our customers or the sales of our products up to and including a complete cessation of our business, and our investors could lose their entire investment.

It is possible that additional federal or state legislation could be enacted in the future that would prohibit us from selling cannabis, and if such legislation were enacted, the demand for our products and services would likely decrease, causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our products and services, which would be detrimental to us. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Our business is dependent on state laws pertaining to the cannabis industry.

While there appears to be ample public support for legislative action to legalize cannabis use and possession, numerous factors may impact or negatively affect the legislative process(es) within the various states in which we have business interests. Any one of these factors could slow or halt the use of cannabis, which would negatively impact our business up to possibly causing us to discontinue operations as a whole.

The voters or legislatures of states in which cannabis has already been legalized could potentially repeal applicable laws that permit the operation of both medical and retail cannabis businesses. These actions might force businesses, including our own, to cease operations in one or more states entirely.

We are required to comply concurrently with federal, state and local laws in each jurisdiction where we operate.

Various federal, state and local laws, regulations and guidelines govern our business in the jurisdictions in which we operate or propose to operate, including laws and regulations relating to health and safety, conduct of operations and the production, management, transportation, storage and disposal of our products and of certain material used in our operations. Compliance with each of these laws, regulations and guidelines requires concurrent compliance with other complex federal, state and local laws, regulations and guidelines. These laws, regulations and guidelines change frequently and may be difficult to interpret and apply. Compliance with these laws, regulations and guidelines requires the investment of significant financial and managerial resources, and a determination that we are not in compliance with these laws, regulations and guidelines could harm our reputation and brand image and have a material adverse effect on our prospects, business, financial condition and results of operations. Moreover, it is impossible for us to predict the cost or effect of such laws, regulations or guidelines upon our future operations. Changes to these laws, regulations and guidelines could negatively affect our competitive position within our industry and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation or issue guidelines that adversely impacts our business.

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

Competition in our industry is intense.

The cannabis industry is highly fragmented, and we have many competitors, including many who offer similar products and services as those offered by us. There can be no guarantees that other companies will not enter the market and develop products and services that are in direct competition with us in the future. We anticipate continued competition from current participants as well as entry of other companies in the cannabis market, and we may not be able to establish or maintain a competitive advantage. Some of these companies may have longer operating histories, greater name recognition, larger customer bases, preferable product offerings, and/or significantly greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to market opportunities. It may also allow them to devote greater resources to the marketing, promotion and sale of their products and services. These competitors may also adopt more aggressive pricing policies and make more attractive offers to existing and potential customers, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and potential loss of market share.

Competition from the illicit cannabis market could impact our ability to succeed.

We face competition from illegal market operators that are unlicensed and unregulated including illegal dispensaries and illicit market suppliers selling cannabis and cannabis-based products. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, results of operations, as well as the perception of cannabis use. Furthermore, given the restrictions on regulated cannabis retail, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience.

We are subject to risks related to unsafe concentration of heavy metals and other contaminants in our cannabis and nutrient products, and associated inconsistent treatment under state law.

Cannabis plants may absorb heavy metals and other contaminants from the soil that they grow in. Nutrient products are made from ingredients that may contain heavy metals and other contaminants. Heavy metals and contaminants are naturally found in the earth’s soil but may also be present as a result of pesticide use. Some contaminants, like heavy metals, are toxic to humans at even low concentrations. If our raw materials contain contaminants, they may transfer to our products. If the level of contaminants in our products exceeds permissible or safe levels, it may result in loss of inventory and possible harm to consumers of the products, which may expose us, among other things, to monetary losses, product liability claims and reputational risk.

In addition, state regulation of testing for, and permissible levels of, contaminants in cannabis products varies, making compliance costly.

We face competition from synthetic production and technological advances.

The pharmaceutical and hemp industries may attempt to dominate the cannabis industry through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could adversely affect our ability to secure long-term profitability and success through the sustainable and profitable operation of our business.

Our success is dependent on consumer acceptance of cannabis products generally, and specifically our products.

Our ability to generate revenue and be successful in the implementation of our business plan is significantly dependent on consumer acceptance of and demand for cannabis products generally, and, specifically, our products. Consumer acceptance will depend on several factors, including federal, state, and local regulation of cannabis as well as availability, cost, ease of use, familiarity of use, convenience, effectiveness, quality, safety, and reliability of cannabis products. If consumers do not accept cannabis products generally, or, specifically, our products, or if we fail to meet customers’ needs and expectations, our ability to continue generating revenues could be reduced.

We are subject to risks inherent in an agricultural business such as reliance on certain resources and the risk of crop failure.

We work in the cannabis industry, which relies on agricultural processes. The cultivation of cannabis plants requires large amounts of resources like water and electricity for a successful harvest. If we are unable to obtain sufficient quantities of these resources at affordable prices, whether by reason of climate change, political forces, civil unrest, market conditions, weather events, pandemic outbreaks, or other forces beyond our control, our operations and financial condition could be materially impacted. Our business is also subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks that might affect our operations and profitability. Additionally, during the harvest season, cannabis plant prices often decrease and reduce gross margins, which tends to impact our liquidity and results of operations depending on the severity of such price fluctuations.

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

The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating cannabis vaporization products or consumption accessories could limit our ability to sell such products, result in additional compliance expenses, and require us to change our labeling and methods of distribution, any of which could have a material adverse effect on our prospects, business, financial condition, and results of operations.

The scientific community has not yet extensively studied the long-term health effects of the use of vaporizer products.

Cannabis vaporizers and related products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims, and increased regulation stemming from unfavorable scientific studies of these products could have a material adverse effect on our prospects, business, financial condition and results of operations.

The cannabis industry and market are relatively new in the United States, and this industry and market may not continue to exist or develop as anticipated or we may ultimately be unable to succeed in this industry and market.

We are operating our current business in the relatively new cannabis industry and market, and our success depends on our ability to operate our business successfully. In addition to being subject to general business risks applicable to a business involving an agricultural product and a regulated consumer product, we need to continue to build brand awareness of our brand in the cannabis industry and make significant investments in our business strategy and production capacity. These investments include introducing new products and services into the markets in which we operate, adopting quality assurance protocols and procedures and undertaking regulatory compliance efforts. These activities may not promote our business as effectively as intended, or at all, and we expect that our competitors will undertake similar investments to compete with us for market share. Competitive conditions, consumer preferences and spending patterns in this industry and market are relatively unknown and may have unique characteristics that differ from other existing industries and markets and that may cause our efforts to further our business to be unsuccessful or to have undesired consequences. As a result, we may not be successful in our efforts to operate our business or to develop new products and services and produce and distribute these products and services to the markets in which we operate in time to be effectively commercialized, or these activities may require significantly more resources than we currently anticipate in order to be successful.

We, or the cannabis industry more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception.

We believe that the cannabis industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis distributed to consumers. The perception of the cannabis industry and cannabis products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in the United States and in other countries relating to the consumption of cannabis products, including unexpected safety or efficacy concerns arising with respect to cannabis products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular cannabis product or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for our cannabis products, which would affect our business. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed.

Certain events or developments in the cannabis industry more generally may impact our reputation.

Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. As we are producers and distributors of cannabis, which is a controlled substance in the United States that has previously been commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish and discuss user generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the cannabis industry in general, whether true or not. We do not ultimately have direct control over how we or the cannabis industry are perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations, and present an impediment to our overall ability to advance our business strategy and realize growth.

We are unable to deduct all of our business expenses.

Section 280E of the Internal Revenue Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing us to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of nondeductible expenses is to its total revenues. Therefore, our cannabis business may be less profitable than it would be if we were able to deduct our ordinary and necessary business expenses similar to other businesses.

The cannabis industry could face strong opposition from other industries.

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational cannabis as an alternative to alcohol and medical cannabis as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with vast economic and federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would not be beneficial to the cannabis industry could have a detrimental impact on our business and, in turn, on our operations.

Businesses involved in the cannabis industry are subject to a variety of laws and regulations related to money laundering, financial recordkeeping and proceeds of crimes, decreasing access to secure banking and other financial services.

We are subject to a variety of laws and regulations that involve money laundering, financial record-keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”) as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the USA Patriot Act), and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. Since the cultivation, manufacture, distribution and sale of cannabis remains illegal under the CSA, banks and other financial institutions providing services to cannabis-related businesses risk violation of federal anti-money laundering statutes (18 U.S.C. §§ 1956 and 1957) and the Bank Secrecy Act, among other applicable federal statutes. Accordingly, pursuant to the Bank Secrecy Act, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be criminally prosecuted for willful violations of money laundering statutes, in addition to being subject to other criminal, civil, and regulatory enforcement actions.

Banks often refuse to provide banking services to businesses involved in the cannabis industry due to the present state of the laws and regulations governing financial institutions in the U.S. The lack of banking and financial services presents unique and significant challenges to our business. The potential lack of a secure place in which to deposit and store cash, the inability to pay creditors through the issuance of checks, and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented by the unavailability of traditional banking and financial services. The above-mentioned laws and regulations can impose criminal liability for engaging in certain financial and monetary transactions with the proceeds of a “specified unlawful activity” such as distributing controlled substances, including cannabis, which are illegal under federal law, and for failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA. We may also be exposed to the foregoing risks.

In February 2014, the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”) issued a memorandum (the “FinCEN Memorandum”) providing guidance to banks seeking to provide services to cannabis-related businesses. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. The FinCEN Memorandum directed prosecutors to apply the enforcement priorities of the Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related conduct. The revocation of the Cole Memorandum has not yet affected the status of the FinCEN Memorandum, nor has FinCEN given any indication that it intends to rescind the FinCEN Memorandum itself. Shortly after former U.S. Attorney General Jeff Sessions rescinded the Cole Memorandum in January 2018, FinCEN did state that it would review the FinCEN Memorandum, but FinCEN has not yet issued further guidance.

Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow its guidelines. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

If our operations or revenues derived from our operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds from a crime (the sale of a Schedule I drug) under the Bank Secrecy Act’s money laundering provisions. This may restrict our ability to access our capital and utilize our established banking institutions for routine services, payments, and distributions.

The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance given that it has the potential to be amended or revoked by the current administration. This has negatively impacted, and may continue to negatively impact, our ability to establish and maintain banking relationships. There are no assurances that this position will change under the Biden administration or under future administrations. Increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry, reducing our already-limited access to banking services.

In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. Our inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

Other potential violations of U.S. federal law resulting from cannabis-related activities include the Racketeer Influenced Corrupt Organizations Act (“RICO”). RICO is a federal statute providing criminal penalties in addition to a civil cause of action for acts performed as part of an ongoing criminal organization. Under RICO, it is unlawful for any person who has received income derived from a pattern of racketeering activity (which includes most felonious violations of the CSA), to use or invest any of that income in the acquisition of any interest, or the establishment or operation of, any enterprise which is engaged in interstate commerce. RICO also authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. Although RICO suits against the cannabis industry are rare, a few cannabis businesses have been subject to a civil RICO action. As such, all officers, managers and owners in a cannabis related business could be subject to criminal prosecution under RICO, which carries substantial criminal penalties, and the Company or its subsidiaries, as well as its officers, managers and owners could all be subject to civil claims under RICO. Defending such claims could be extremely costly and potentially fatal to our business operations.

On March 18, 2021, the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”) was reintroduced in the House of Representatives. On March 23, 2021, the bill was reintroduced in the Senate as well. The House previously passed the SAFE Banking Act in September 2019, but the measure stalled in the Senate. Most recently, on February 4, 2022, the House of Representatives approved the America COMPETES Act of 2022, which included the provisions of the SAFE Banking Act. The U.S. Senate did not take up the SAFE Banking Act in 2022 and therefore the measure must pass both the House of Representatives and U.S. Senate in subsequent Congressional sessions, of which there can be no guarantee. The SAFE Banking Act (or a similar bill) would allow financial institutions to provide their services to state-legal cannabis clients and ancillary businesses serving state-legal cannabis businesses without fear of federal sanctions. There is no guarantee the SAFE Banking Act will become law in its current form or at all.

Access to banking and other financial services is limited in the cannabis industry, and we are not always able to obtain quality services, favorable market rates, or financially advantageous opportunities as compared to businesses in other industries.

Given the current regulatory framework regarding cannabis at the federal level in the United States, traditional bank financing is typically not available to cannabis companies. Specifically, since financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under anti-money laundering statutes, unlicensed money transmitter statutes, and the Bank Secrecy Act, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Banks that do accept deposits from cannabis-related businesses in the United States must do so in compliance with the FinCEN Guidance, which typically increases the cost to the cannabis business due to increased due diligence requirements and regulatory complexity. We have banking relationships in the states where we operate; however, we have limited access to traditional bank financing. We have utilized private financing through use of private offerings to raise capital in the past, but securing private financing in the cannabis industry can be difficult due to the federal illegality of marijuana and often includes substantial costs and fees.

Additionally, the health of the banking industry as a whole could impact our banking access and liquidity. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If some or all of the limited subset of banks and financial institutions willing to engage with the cannabis industry enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be impaired and could have a material adverse effect on our business and financial condition. If any of our banks were to experience such an insolvency event, it might be difficult for us to establish new banking relationships on a timely basis with favorable terms due to our participation in the cannabis industry, which could generate operational delays, challenges making and receiving payments to support operations, and additional resource demands. In addition, if any of the parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

There is a risk of civil asset forfeiture of our assets.

Since the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property was never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

We may be unable to seek the protection of the bankruptcy courts.

There is an argument that the federal bankruptcy courts cannot provide relief for parties who engage in cannabis or cannabis-related businesses. Recent bankruptcy rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of and distribute cannabis assets as such action would violate the CSA. Therefore, due to our cannabis-related business, we may not be able to seek the protection of the bankruptcy courts, and this could materially affect our financial performance and/or our ability to obtain or maintain credit.

Risks Related to our Operations

We have a relatively short operating history.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

●	market acceptance of our current and future products and services;
●	changing regulatory environments and costs associated with compliance;
●	our ability to compete with other companies offering similar products and services;
●	our ability to effectively market our products and services and attract new customers;
●	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
●	our ability to control costs, including operating expenses;
●	our ability to manage organic and strategic growth;
●	market cycles, pricing pressure, and new and emerging market growth;
●	public perception and acceptance of cannabis-related products and services generally; and
●	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected. Our long-term results of operations are difficult to predict and depend on the commercial success of our products and services, the continued growth of the cannabis industry generally (including public acceptance of cannabis-related products) and the regulatory environment in which the cannabis industry operates. If the legalized cannabis marketplace does not continue to grow because the public does not increasingly accept cannabis-related products, or if government regulators adopt laws, rules or regulations that terminate or diminish the ability for commercial businesses to develop, market and sell cannabis-related products, our business and financial performance would be materially adversely affected. Additionally, even if the cannabis marketplace continues to grow rapidly and government regulation allows for the free-market development of this industry, there can be no assurance that our products and services will be preferable to or competitive with those offered by our competitors. The legalized cannabis industry may not continue to grow and the regulatory environment may not remain favorable to participants in the industry. More generally, our products and services may not experience growing market acceptance, which would adversely impact our ability to grow revenue.

Our business is dependent on regulatory licensing.

Our business is dependent on us obtaining various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for us to operate cannabis businesses will be obtained, retained or renewed. If a licensing body were to determine that we violated applicable rules and regulations, there is a risk the license granted to us could be revoked, which could adversely affect our operations and profitability. Further, in some local jurisdictions in Colorado and New Mexico, licenses for cannabis operations are tied to a specific location, and we operate substantially all our operations through leases. If we are unable to renew any of our leases, we could potentially lose the license for such location. There can be no assurance that we will be able to retain their licenses going forward, or that new licenses will be granted to us or existing and new market entrants.

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

We may be unable to attract or retain skilled labor and personnel with experience in the cannabis sector, acquire adequate equipment, parts, and components for operational needs, and we may be unable to attract, develop and retain additional employees required for our operations and future developments.

We may be unable to attract or retain employees with sufficient experience in the cannabis industry, and may prove unable to attract, develop and retain additional employees required for our development and future success.

Our success is currently largely dependent on the performance of our skilled employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them.

In addition, our ability to compete and grow will be dependent upon having access, at a reasonable cost and in a timely manner, to skilled labor, adequate equipment, parts and components, and real estate zoned or permitted for cannabis use. No assurances can be given that we will be successful in maintaining the required supply of skilled labor, adequate equipment, parts and components, or sufficient real estate. It is also possible that the final costs of major equipment purchases or expansion projects budgeted by our capital expenditure projections may be significantly greater than anticipated or available, and there could be a materially adverse effect on our financial results in such instances.

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

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; (vi) the loss or reduction of control over certain of our assets; (vii) the integration of new operations, services and personnel; (viii) unforeseen or hidden liabilities; (ix) the diversion of resources from our existing interests and business; (x) potential inability to generate sufficient revenue to offset new costs; or (xi) the expenses of such transactions.

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

We have limited access to capital and funds available for operations and growth, and we will require additional financing to successfully implement our business strategy.

Expansion of our business will require capital expenditures. Our capital requirements will depend upon numerous factors, including the size and success of our marketing and sales network, the quality of and demand for our products and services, and the terms of our external financing arrangements. If funds generated from our operations are insufficient to allow us to grow in accordance with our strategic plans, we will need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be obtained on terms favorable to us. If we are unable to obtain adequate financing, we may have to reduce or eliminate expenditures and curtail or delay our growth strategy, including the expansion of our sales and marketing capabilities and future acquisitions, which likely would have a material adverse effect on our prospects, business, financial condition and results of operations.

In addition, if we raise additional capital in the future by issuing equity securities or securities exercisable for or convertible into equity securities, existing holders of our Common Stock could suffer significant dilution, and any new securities issued could have rights, preferences and privileges superior to our existing stockholders. Furthermore, if we raise additional capital in the future by incurring debt or issuing debt securities, such debt may impose covenants restricting our ability to incur additional indebtedness, grant liens, make dividends and other payments, issue securities and buy and sell assets, or otherwise restrict financial or operational activities, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our existing debt and financing arrangements, including the Loan Agreement and the Indenture, contain restrictions on the amount of debt the Company can issue without obtaining the approval of the applicable secured party or parties, which can add delays and complexity in executing the Company’s acquisition strategy.

Our officers or directors may have conflicts of interest and some of our current officers have other interests outside of our business.

Some of our executive officers or directors are employed on a full-time basis by or have financial interests in other businesses. Consequently, there are potential inherent conflicts of interest when acting in their capacity as officers or directors of the Company. For example, Brian Ruden, a former director as of October 2022 and beneficial owner of more than 10% of our voting stock and Naser Joudeh, a beneficial owner of more than 10% of our voting stock,  jointly hold the right to appoint two or three directors to our Board (depending on Board size and subject to minimum ownership requirements), are owners of Star Buds dispensaries located outside the state of Colorado, and have an ownership stake in the entity that licenses the Star Buds branding and intellectual property to the Company pursuant to a licensing arrangement. Many of our directors have also participated directly or indirectly in our private placements and capital raises, such as participation in the Investor Notes offering by four of our directors. Where a conflict of interest may arise, our Audit Committee and/or the full Board of Directors, with advice from outside counsel, reviews such conflict of interest. Although we believe that our related party transaction policy is currently adequate in guarding against material conflicts of interests, we cannot give any assurance that we are able to identify all material conflicts of interest or that conflicts of interest will be resolved in a manner beneficial to the Company.

Further, while we have employment agreements for full-time employment with our executive officers, the employment agreements do not forbid our executive officers from allocating their personal time to other ventures and commitments. If the other business affairs of our executive officers require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a material adverse effect on our prospects, business, financial condition and results of operations.

If we are unable to source raw materials in sufficient quantities, on a timely basis, and at acceptable costs, our ability to manufacture and sell our products may be harmed.

We rely on a limited number of suppliers for raw materials used in manufacturing our products. We experience recurring cycles of oversupply and undersupply, to some extent due to seasonality, and, as a result, the price and availability of raw materials fluctuates. If we are unable to maintain a reliable supply of raw materials at competitive prices, we could experience disruptions in production or an increased cost of production. Market conditions may limit our ability to raise selling prices to offset increases in our raw material costs. Any of the foregoing could have a material adverse impact on our prospects, business, financial condition and results of operations.

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

Several of our wholly-owned subsidiaries are borrowers under a Loan Agreement with Altmore, as lender, and GGG Partners LLC, as collateral agent. The loan is secured by a security interest in substantially all current and future assets of the borrowers. We guaranty the payment and performance by the borrowers when due. If the borrowers and we are unable to pay the debt service or repay the term loan when due, the lender may, among other remedies, sell the collateral and use the proceeds to satisfy amounts owed under term loan.

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

We plan to expand our business and operations into jurisdictions outside of the jurisdictions where we currently conduct business and doing so will expose us to new risks.

In the future, we plan to expand our operations and business into jurisdictions outside of the jurisdictions where we currently operate. There can be no assurance that any market for our products and services will develop in any such jurisdictions. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors if we expand into new jurisdictions, including, without limitation, economic instability, new competition, and additional, new or changing laws and regulations (including, without limitation, the possibility that we could be in violation of these laws and regulations as a result of such changes). These factors may limit our ability to successfully expand our operations in those other jurisdictions.

Failure to consummate identified acquisitions could materially adversely affect our capital resources and subsequent attempts to locate and acquire other businesses.

The investigation of each specific acquisition target business and the negotiation, drafting, and execution of relevant transaction agreements and other ancillary documents, disclosure documents, and other instruments, requires substantial management time and attention, as well as costs related to fees payable to counsel, accountants, and other third parties. Our ability to consummate an acquisition is dependent on a number of factors and conditions that require time, attention, and collaboration across multiple parties, including receipt of all necessary state and local approval of the contemplated transaction. When an identified transaction is not consummated, we are not able to recover the cost spent pursuing such transaction, which reduces the amount of capital available for other identified targets. Our growth strategy is dependent on identifying willing counterparties to transact with, and our ability to acquire existing businesses in the future could also be impacted if we are consistently unable to consummate negotiated acquisitions. Our inability to efficiently identify, diligence, and acquire future acquisition targets could negatively impact our business, results of operations, financial condition, and ability to execute on our growth strategy.

Our sales are difficult to forecast.

We must rely largely on our own market research and market research from newer companies in the cannabis industry to forecast sales as detailed forecasts are not generally obtainable from other, more reliable sources at this early stage of the cannabis industry. A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations, financial condition or prospects.

Changes in consumer spending may harm our business.

Consumer spending patterns, particularly discretionary expenditures for cannabis products, are particularly susceptible to factors beyond our control that may reduce demand for our products. These factors include:

●	low consumer confidence;
●	decreased corporate budgets and spending, including cancellations, deferrals or renegotiations of group business events (e.g., industry conventions);
●	market conditions, pricing pressure, inflation, and similar macro-economic influences;
●	natural disasters, such as earthquakes, tornados, hurricanes and floods;
●	outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS), H1N1(swine) flu, Zika fever and coronavirus (e.g., COVID-19);
●	war, terrorist activities, social unrest, or threats and heightened security measures instituted in response to these events; and
●	the financial or operational conditions of transportation-related industries and its impact on travel.

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

If we cannot successfully defend against product liability claims, we may incur substantial liabilities or be required to limit sales of our products. Even a successful defense of these hypothetical future cases would require significant financial and management resources. If we are unable to successfully defend these hypothetical future cases, we could face at least the following potential consequences:

●decreased demand for our products;
●injury to our reputation;
●costs to defend the related litigation;
●diversion of management’s time and our resources;
●substantial monetary awards to users of our products;
●product recalls or withdrawals; and
●loss of revenue.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We are exposed to liabilities that are unique to the products and services we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties in our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. Due to the nature of our business, we may have difficulty obtaining insurance because, compared to non-cannabis industries, (i) there are only a limited number of insurers willing to insure companies involved in the cannabis industry, (ii) there are fewer insurance products available to companies involved in the cannabis industry, (iii) insurance coverage generally is more expensive for companies involved in the cannabis industry, and (iv) available insurers, insurance products, and cost of coverage fluctuates frequently. Failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our prospects, business, financial condition and results of operations. We do not maintain business interruption insurance for most of our properties and operations. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

We may be exposed to risk of fraudulent or illegal activity by employees, contractors and consultants.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent unauthorized conduct that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal, state and provincial healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; or (v) contractual arrangements, including confidentiality requirements. It may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with applicable laws or regulations or contractual requirements. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

Failure to execute our strategies and external market conditions could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.

As of December 31, 2022, we have goodwill of approximately $94.6 million and other intangible assets of approximately $107.7 million (net of accumulated amortization), which represents approximately 63% of our total assets as of that date. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

Risks Related to our Common Stock and Preferred Stock

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing securities that would dilute the ownership of our existing stockholders.

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

Our Common Stock is quoted on the OTCQX operated by the OTC Markets Group and listed on the NEO exchange. There is no assurance that a market for our Common Stock will continue. In the absence of a public trading market, or sufficient trading volume in the public market, an investor may be unable to liquidate its investment in our Company.

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

We expect that the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	competitive pricing pressures;
●	our ability to market our products and services on a cost-effective and timely basis;
●	our inability to obtain working capital financing, if needed;
●	changing conditions in the market;
●	changes in market valuations of similar companies;
●	stock market price and volume fluctuations generally;
●	regulatory developments;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel;
●	future sales of our Common Stock or other securities; and
●	future issuances of shares of Common Stock upon exercise or conversion of derivative securities, such as our outstanding Preferred Stock, Investor Notes, warrants and options.

The price at which our stockholders purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. Our stockholders may be unable to sell their shares of Common Stock at or above such purchase price, which may result in substantial losses to such stockholders and which could include the complete loss of such stockholders’ investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

The market price for our Common Stock will be particularly volatile given our status as a relatively unknown company with a limited operating history and lack of profits, which could lead to wide fluctuations in our share price. Our stockholders may be unable to sell their Common Stock at or above their purchase price, which may result in substantial losses to such stockholders.

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

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Before recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit investors’ ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress the price per share of Common Stock.

Because we hold a license to operate a cannabis business in Colorado and New Mexico, our stockholders may be required to make filings with the Colorado Marijuana Enforcement Division or the New Mexico Cannabis Control Division and we may be forced to redeem shares of our capital stock held by stockholders who are deemed “unsuitable” to be owners of our Company.

We hold various licenses from the Colorado Marijuana Enforcement Division and the New Mexico Cannabis Control Division to operate a cannabis business in Colorado and New Mexico. As a result, beneficial owners with a 10% or greater interest are required to make filings with, and to be found suitable to be equity owners of a cannabis business in Colorado, by the Colorado Marijuana Enforcement Division. Our Bylaws provide that for as long as we hold (directly or indirectly) a license for a governmental agency to conduct our business, which license is conditioned upon some or all of our stockholders possessing certain qualifications, we may redeem any and all of our shares of capital stock to the extent necessary to prevent loss of such license or to reinstate such license. If we at any time determine, in our sole discretion, that one of our stockholders or an affiliate of a stockholder is unsuitable to be a direct or indirect equity owner of a cannabis business in Colorado or any other jurisdiction we may operate in where we are subject to other similar licensing or suitability requirements, we have the right, but not the obligation, to redeem such stockholder’s shares of capital stock at a redemption price described in Exhibit 4.1 to this Report. After redemption, a stockholder would only be allowed to own up to 9.99% of the Company. Company funds used to redeem an unsuitable stockholder will reduce funds available for operations and distributions. This redemption right may negatively impact potential investors’ willingness to invest in our Common Stock, which could negatively impact the trading price of our Common Stock. In addition, the provisions of the Articles of Incorporation related to the Preferred Stock and the Indenture provide for a similar redemption right in favor of the Company that is specific to the Preferred Stock and the Investor Notes if a holder of such securities or one of its affiliates is determined by an applicable state governmental authority to be unsuitable or disqualified from owning a direct or indirect interest in the Company.

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

Our Preferred Stock, our right to issue additional preferred stock, our classified Board of Directors, the provisions of our Articles of Incorporation and Bylaws, and the concentration of Board appointment rights with a few insiders may delay or prevent a take-over that may not be in the best interests of our stockholders.

Our Preferred Stock and provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.

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

Certain members of our Board and principal stockholders also maintain the contractual right to nominate individuals to occupy eight of our nine director seats so long as they maintain certain agreed-upon ownership amounts, and our Board is required to recommend such nominees for election to the Board so long as the ownership requirements are met. This could frustrate our stockholders’ ability to nominate and successfully appoint qualified directors independent of management. The concentration of Board appointment rights in a small number of insiders could also create conflicts of interest that might result in actions not in the best interest of our stockholders if such conflicts are not sufficiently managed and assessed in accordance with sound corporate governance principles.

Our management and principal stockholders could significantly influence or control matters requiring a stockholder vote, and other stockholders may not have the ability to influence corporate transactions.

Currently, management and our principal stockholders beneficially own a significant amount of our outstanding Common Stock and Preferred Stock. As a result, management and such principal stockholders have the ability to significantly influence the outcome of all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. As of March 1, 2023, our executive officers and directors controlled more than a majority of the voting power of our capital stock, based on the number of shares of Common Stock and Preferred Stock outstanding as of such date or convertible into Common Stock within 60 days of such date. Therefore, management and our principal stockholders have the ability to significantly influence the outcome of all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, such as a change of control transaction for the Company.

We are classified as a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock and other securities less attractive to investors.

We are classified as a “smaller reporting company” as defined in Item 10 of Regulation S-K. As such, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations in our periodic reports and proxy statements. We cannot predict if investors will find our Common Stock and other securities less attractive because we may rely on these exemptions. If some investors find our Common Stock or other securities less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future. Any return on investment may be limited to potential future appreciation in the value of our Common Stock.

Our ability to pay dividends is restricted by the terms and provisions of our financing agreements, including but not limited to our Loan Agreement, the Indenture, and the provisions of our Articles of Incorporation related to our Preferred Stock. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends on our shares of Common Stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any contractual provisions related to the payment of dividends that we may be a party to at the time. To the extent we do not pay dividends, our shares of Common Stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, for which there can be no guarantee. In addition, investors must rely on sales of their Common Stock after price appreciation as the only way to realize a return on their investment; if the price of our Common Stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our Common Stock.

Our Preferred Stock ranks senior to our Common Stock but junior to all of our existing and future liabilities in the event of a liquidation, winding up or dissolution of our business.

In the event of liquidation, winding up or dissolution, our assets would be available to make payments to holders of our Preferred Stock only after all of our liabilities have been paid, and to holders of our Common Stock only after all of our liabilities have been paid and holder of our Preferred Stock have been paid. Our Preferred Stock ranks structurally senior to our Common Stock, but junior to all of our existing and future liabilities and those of our subsidiaries, such as our Loan Agreement and the Investor Notes, as well as the capital stock of our subsidiaries held by third parties and employees, whether now existing or created in the future, that issues shares or other equity interests to third parties or employees. In the event of bankruptcy, liquidation or winding up of the Company, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay any amounts to the holders of the Preferred Stock then outstanding, or, thereafter, to pay any amounts to the holders of the Common Stock then outstanding. Any liquidation, winding up or dissolution of the Company or of any of our wholly or partially-owned subsidiaries could have a material adverse effect on holders of the Preferred Stock or holders of the Common Stock.

Risks Relating to Information Technology, Data Privacy and Intellectual Property

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

We collect and store personal information about our consumers and are responsible for protecting that information from privacy breaches. Some of our consumers purchase our products for medical use. There are several laws protecting the confidentiality of certain patient health information and other personal information, including patient records, and restricting the use and disclosure of that protected information. In particular, in the U.S., the Privacy Act of 1974 (the “Privacy Act”), the Gramm-Leach-Bliley Act (the “GLBA”), the Health Insurance Portability and Accountability Act (“HIPAA”), and the Children’s Online Privacy Protection Act (“COPPA” and together with the Privacy Act, the GLBA, HIPAA, and COPPA the “U.S. Privacy Regulations”), the European Union’s General Data Protection Regulation (“GDPR”), the privacy rules under Canada’s Personal Information Protection and Electronics Documents Act (the “PIPEDA”), and similar laws in other jurisdictions, protect medical records and other personal health information by limiting their use and disclosure to the minimum level reasonably necessary to accomplish the intended purpose. A privacy breach may occur through an internal procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated through employee collusion, negligence, or deliberate cyber-attack. Moreover, if we are found to be in violation of the U.S. Privacy Regulations, the GDPR, the PIPEDA, or other laws, including as a result of data theft and privacy breaches, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities and harm our reputation.

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

We may not be able to enforce our intellectual property as a result of our participation in the cannabis industry.

When entering into confidentially agreements with our employees, consultants, and corporate clients, we take what we believe are commercially reasonable steps to control access to and protect the distribution of our technologies, documentation, and other proprietary information. Despite efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain, or use our products, solutions, or technologies. We cannot be certain that the steps we take will prevent misappropriation of our proprietary solutions or technologies. Further, this is particularly difficult in foreign countries where the laws or law enforcement may not provide as robust protection of the Company’s proprietary rights as compared to United States laws and law enforcement. As of the date of this report, we are shipping nutrients outside of the United States, but we do not currently conduct any operations outside of the United States or any territory thereof. The Company does not have current plans to expand its operations to foreign jurisdictions.

Because the manufacture, cultivation) sale, possession and use of cannabis is illegal under federal law, cannabis-related businesses may have restricted intellectual property rights particularly with respect to obtaining trademarks and enforcing patents. If we are unable to register or maintain our trademarks, or file for or enforce patents on any of our inventions, such an inability could materially affect our ability to protect our name and proprietary technologies. In addition, cannabis businesses may face court action by third parties under RICO. Our intellectual property rights could be impaired as a result of our cannabis-related business, and we could be named as a defendant in an action asserting a RICO violation.

There can be no assurance that third parties will not assert claims of infringement against us.

Others may claim rights to the same technology or trade secrets we currently utilize or may utilize in the future.

From time to time, we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, patents and other intellectual property rights of third parties by us. Any such claims, or any resultant litigation, should it occur, could subject us to significant liability for damages and could result in the invalidation of our contractual proprietary rights. In addition, even if we were to win any such litigation, such litigation could be time-consuming and expensive to defend and could result in the diversion of time and attention, any of which could have a material adverse effect on our prospects, business, financial condition and results of operations. Any claims or litigation may also result in limitations on our ability to use such trademarks, patents and other intellectual property unless we enter into arrangement with such third parties, which may be unavailable on commercially reasonable terms.

General Risk Factors

We are dependent upon our management and corporate support employees to continue our growth.

There are no assurances we will be able to continue or sustain our growth. However, if we are able to continue and sustain our growth in a sustainable fashion, we will need to significantly expand our administrative facilities, which we believe is and will remain necessary to address potential market opportunities. Rapid growth will place a significant strain on our management, operational and financial resources. Our success is principally dependent on our competent management personnel and our corporate support staff for the operation of our business.

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

Climate change could exacerbate certain of the risks inherent in our agricultural operations.

Climate change could result in increasing frequency and severity of weather-related events, resource shortages, changes in rainfall and storm patterns and intensities, water shortages and changing temperatures, any of which can damage or destroy crops, resulting in us having no or limited cannabis to process. If we are unable to harvest cannabis through our proprietary cultivation operations, our ability to meet customer demand, generate sales, and maintain operations will be impacted. Climate change is most likely to disrupt our operations by impacting the availability and costs of materials and resources needed for production, and it could increase insurance, compliance, and other operating costs.

While most of our cultivation operations are conducted indoors, we may be directly or indirectly exposed to climate change risk from natural disasters, changes in weather patterns and severe weather, which may result in physical damage to our cultivation and processing facilities, potentially requiring expenditures to respond during the event, to recover from the event, and to possibly modify existing or future infrastructure requirements to prevent recurrence. Such damage may result in disrupted operations, and it may be difficult for us to continue its business for a substantial period of time, which could materially adversely impact our business, financial condition or operating results and could cause the market value of our stock to decline.

In addition, climate change has continued to attract the focus of governments, the scientific community and the general public as an important threat, given the emission of greenhouse gases and other activities continue to negatively impact the planet. We face the risk that our operations will be subject to government initiatives aimed at countering climate change, which could impose constraints on our operational flexibility or require additional expenses or infrastructure changes to comply with such initiatives.

Epidemics, pandemics, including the COVID-19 pandemic, and other health crises could adversely affect our business, financial condition and results of operations.

The global outbreak of the novel strain of the coronavirus known as COVID-19 resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, caused material disruption to businesses globally, resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments or their impact on our financial results and condition. Thus far, the COVID-19 pandemic has not had a material adverse effect on our business, financial condition and results of operations.

Nonetheless, our business could be materially and adversely affected by the risks, or the public perception of the risks, related to the COVID-19 pandemic. The risk of a pandemic, or public perception of such a risk, could cause customers to avoid public places, including our retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our products. These risks could also adversely affect our customers’ financial condition, resulting in reduced spending for the products we sell. Moreover, any epidemic, pandemic, outbreak or other public health crisis, including COVID-19, could cause our employees to avoid public spaces, which could adversely affect our ability to adequately staff and manage our businesses. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations if employees who cannot work remotely are not able to report to work. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our stores or other facilities. Although our dispensaries were considered essential services through the COVID-19 pandemic and therefore were allowed to remain operational, there can be no guarantee that our adult-use operations will continue to be allowed to remain open during a pandemic or other health crisis or that our retail dispensary operations would be deemed essential.

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

Due to our limited financial resources, litigation could negatively impact our financial condition even if such claims are without merit.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.PROPERTIES.

The Company’s headquarters is located in Denver, Colorado. As of March 15, 2023, the Company leases 44 retail properties and nine wholesale properties pursuant to leases with terms varying from ten months to 11 years, and it owns one retail property and one wholesale property.

The following table sets forth the Company’s material properties within each reporting segment.

Description	Location	Segment	Leased / Owned
Colorado
Corporate Headquarters	4880 Havana Street, Suite 201 Denver, Colorado	Other	Leased
Colorado Manufacturing	30899 Highway 50 East, Buildings A-D, Pueblo, Colorado	Wholesale, Retail	Leased
SCG Grow	853 Greenhorn Mountain Circle Rye, Colorado	Wholesale	Owned
Brow Grow	4715 N Colorado Blvd, Denver, Colorado	Wholesale	Leased
York Grow *	4228 N. York Street, Unit 101, Denver Colorado	Wholesale	Leased
Urban Grow	4850 Jackson Street Denver, Colorado	Wholesale	Leased
The Big Tomato	695 Billings Street, Units A-F, Aurora, Colorado	Wholesale	Leased
Star Buds Arapahoe	14655 E. Arapahoe Road, Aurora, Colorado	Retail	Leased
Emerald Fields Manitou	27 Manitou Avenue, Manitou Springs, Colorado	Retail	Owned
Star Buds Louisville	1156 W Dillon Road Louisville, Colorado	Retail	Leased
Star Buds Pecos	1451 Cortez Street Denver, Colorado	Retail	Leased
Star Buds Federal Heights	9000 N. Federal Blvd Westminster, Colorado	Retail	Leased
New Mexico
New Mexico Corporate Headquarters	1920 Columbia Drive SE, Suite B, Albuquerque, New Mexico	Other	Leased
New Mexico Manufacturing	2434 Baylor Drive SE, Albuquerque, New Mexico	Wholesale	Leased
Edith Grow	8017 Edith Blvd NE, Albuquerque, New Mexico	Wholesale	Leased
Conchas Grow	501 Conchas Street SE, Albuquerque, New Mexico	Wholesale	Leased
Conchas Grow, Suite B	10021 Southern Avenue SE Albuquerque, New Mexico	Wholesale	Leased
Eubank Grow	301 Eubank Blvd SE, Albuquerque, New Mexico	Wholesale	Leased

R. Greenleaf Midtown	4414 Menaul Blvd. NE, Suite A, Albuquerque, New Mexico	Retail	Leased
R. Greenleaf West Side	5201 Ouray NW, Suite C, Albuquerque, New Mexico	Retail	Leased
R. Greenleaf Cottonwood	10250 Cottonwood Park NW, Suite J, Albuquerque, New Mexico	Retail	Leased
R. Greenleaf Las Cruces	2750 Mall Drive, Las Cruces, New Mexico	Retail	Leased
R. Greenleaf Grants	899 E. Roosevelt Avenue Grants, New Mexico	Retail	Leased
R. Greenleaf Nob Hill	4014 Central Avenue SE Albuquerque, New Mexico	Retail	Leased
R. Greenleaf NE Heights	9821 Montgomery Blvd NE Albuquerque, New Mexico	Retail	Leased
R. Greenleaf Roswell	4311 N Main Street, Suite B Roswell, New Mexico	Retail	Leased

* As of March 1, 2023, the Company has ceased operations at this facility.

The Company believes that its current leases will be sufficient for its existing needs to maintain current operations for the next 12 months. However, management anticipates entering into additional leases as the Company continues to execute on its growth strategy.

Properties Subject to an Encumbrance. The real property owned by SCG in Rye, Colorado, is subject to liens pursuant to the Loan Agreement. The real property owned by Emerald Fields Merger Sub, LLC in Manitou, Colorado, is subject to a first priority security interest in favor of the Indenture Collateral Agent for the benefit of the Note Investors pursuant to the Indenture.

ITEM 3.LEGAL PROCEEDINGS.

On June 7, 2019, the Company filed a complaint against ACC Industries Inc. and Building Management Company B, L.L.C., in state district court located in Clark County, Nevada, alleging, amongst other causes of action, breach of contract, conversion, and unjust enrichment and seeking general, special and punitive damages. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020 ACC Industries Inc. filed a counterclaim against the Company alleging breach of contract. The Company discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration, ACC Enterprises, LLC (“ACC”), should be brought in as a party to the arbitration. Based upon the new facts, the Company filed a motion to amend the complaint to add new claims and ACC as a party. On September 1, 2020, the arbitrator granted the Company’s motion and permitted the Company to amend the complaint to add ACC as a party. On September 1, 2020, the Company filed an amended complaint and added intentional misrepresentation, fraudulent inducement, civil conspiracy, aiding and abetting, successor liability and fraudulent concealment claims. The Company began arbitration proceedings on November 2, 2020. The Company completed arbitration in February 2021. On May 14, 2021, the Arbitrator entered an award in favor of the Company in the aggregate amount of $1,935,273, subject to an offset equal to $150,000, for a total net award of $1,785,273. After the arbitration award was entered, a receiver was appointed over ACC and its affiliates due to the death of the only owner who had a valid cannabis establishment registration agent card. An automatic litigation stay was entered upon the appointment of the receiver. During the receivership, ACC’s owners have had internal ownership disputes and ACC has had financial difficulties. The receiver has taken the position that ACC should be liquidated. On April 28, 2022, the receiver received approval from the court to liquidate ACC’s assets. On May 24, 2022, upon the completion of a bidding procedure for certain ACC assets, the court approved the sale of certain ACC assets to the only and prevailing bidder. The finality of that sale is in progress and near completion. On July 26, 2022, the court approved a creditors’ claim process. The Company complied with the claim process and is awaiting formal approval from the receiver. The Company believes its claim will be approved and will continue to participate in the receivership.  The Company will file a motion to terminate the receivership and request the court distribute the proceeds obtained from the asset sale.  The Company is the largest creditor and believe the assets will be distributed pro rata.  The Company is not aware of the total amount of proceeds or the number of creditors who have perfected a claim against the proceeds.

On July 6, 2018, the Company filed a complaint in the Eight Judicial Court, Clark County, Nevada against Vegas Valley Growers (“VVG”). In the complaint, the Company alleges breach by VVG of the Technologies License Agreement dated April 27, 2017 between the parties and seeks general, special and punitive damages in the amount of $3,876,850. On August 28, 2018, VVG filed an Answer and Counterclaim against the Company. On August 2, 2019, a jury found in favor of the Company and awarded the Company damages totaling $2,773,321 plus pre- and post-judgment interest and attorneys’ fees. In March 2020, VVG filed its opening appeal brief with the Nevada Supreme Court. The Company’s response brief was due on May 15, 2020. After VVG filed its opening brief in March 2020, the Company filed a Motion to Strike portions of the brief and record. On August 27, 2020, the court ordered VVG to supplement its brief and the record. On October 27, 2020, the Company, in a joint request with VVG, filed a motion to extend its time to file its answering brief. The Company filed its answering brief in January 2021. VVG’s reply brief was filed in March 2021. On July 23, 2021, the Nevada Supreme Court affirmed the trial court’s damage award but remanded the case to the trial court to properly calculate post-judgment interest. After the affirmance, VVG filed a petition for rehearing with the Nevada Supreme Court arguing it overlooked or misapprehended material facts in the record. The Company answered the rehearing petition arguing that it did not. On December 22, 2021, the Company received $3,577,200 for most of the outstanding receivable plus interest and legal fees. There remained an unpaid balance of $12,438 in long term accounts receivable as of December 31, 2021. A second disbursement was made in January 2022 in the amount of $362,698 which constituted accrued interest. The Company reached a resolution on the outstanding attorney’s fees owed to the Company, which VVG paid in full.  The Company filed a notice with the Court indicating that the attorney’s fees and all other monetary awards in the case had been paid in full, which was the end of the remaining issues in the legal proceeding.  The legal proceeding is now considered to be resolved and closed.

ITEM 4.MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

We have one class of publicly traded stock, which is our Common Stock. Quotation of our Common Stock commenced on the OTCQB under the ticker symbol “MDCL” on or about January 25, 2016. On or about October 5, 2018, our Common Stock commenced quotation on the OTCQX under the same ticker symbol. On April 20, 2020, the Company rebranded and since then conducts its business under the trade name Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol “SHWZ.” Our Common Stock is also listed for trading on the NEO exchange, a tier one Canadian stock exchange based in Toronto, Ontario, under the ticker symbol “SHWZ.”

As of March 15, 2023, the closing bid price of our Common Stock on the OTCQX Best Market was $1.14. Any over-the-counter market quotations for our Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Trading volume in our Common Stock varies from day to day. We believe we will continue to experience expansion over time as our revenues and profitability grow to sustainable levels. As a result, the trading price of our Common Stock is subject to significant fluctuations in both volume and pricing.

HOLDERS

As of March 15, 2023, we had 122 holders of record of our Common Stock. The number of beneficial owners is substantially greater than the number of record holders because a portion of our common shares is held of record through brokerage firms in “street name.”

STOCK TRANSFER AGENT

The stock transfer agent for our Common Stock in the United States is Globex Transfer, LLC, 780 Deltona Boulevard, Suite 202, Deltona, Florida 32725, telephone number, including area code: (813) 344-4490.

DIVIDENDS

The Company has not declared or paid any cash dividends on its Common Stock, and the Company does not anticipate doing so in the foreseeable future. The Company’s ability to pay dividends is restricted by the terms and provisions of its financing agreements, including but not limited to its Loan Agreement, the Indenture, and the provisions of the Articles of Incorporation related to the Preferred Stock. The Company currently intends to retain future earnings, if any, to operate its business and support its growth strategies. Any future determination to pay dividends on the Common Stock will be at the discretion of the Company’s Board of Directors and will depend on the Company’s financial condition, results of operations, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that the Company’s Board of Directors deems relevant. Dividends on the Preferred Stock are payable in kind in the form of an annual increase of the Preference Amount (as defined in the Articles of Incorporation), not cash.

REPORTS

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, including financial statements audited by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov, as well as on our website, www.ir.schwazze.com.

ITEM 6.RESERVED.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Item 1A. Risk Factors” and “Forward Looking Statements” included elsewhere in this Report.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Denver, Colorado, Medicine Man Technologies, Inc., is a vertically integrated cannabis company with experienced retail leadership and operations in Colorado and New Mexico. The Company is focused on building a premier, vertically-integrated cannabis company by taking its retail operating playbook to other states where it can develop a differentiated leadership position. The Company strives for a high-performance culture that combines customer-centric thinking and data science to test, measure, and drive decisions and outcomes.

DEVELOPMENTS

2022 Highlights

The Company continued to execute its growth strategy during 2022 by completing a number of key acquisitions and further developing existing operations. Some of the Company’s achievements for the year include:

●	Entry into the New Mexico market in February 2022 with the acquisition of ten R. Greenleaf retail dispensaries, four cultivation facilities, and one manufacturing facility from RGA prior to adult-use legalization taking effect in New Mexico;
●	Expansion of retail footprint and cultivation capacity in Colorado with the acquisitions of:
o	two Emerald Fields retail dispensaries located in Glendale, Colorado and Manitou, Colorado from MCG;
o	one indoor cultivation facility located in Denver, Colorado from Brow;
o	two retail dispensaries located in Aurora, Colorado, and Denver, Colorado from Lightshade;
o	two retail dispensaries located in Boulder, Colorado from Drift; and
o	one retail dispensary and one indoor cultivation facility located in Denver, Colorado from Urban Dispensary.
●	Internal growth with six new store openings in New Mexico under the R. Greenleaf banner following the acquisition of R. Greenleaf;
●	Expansion of investment opportunity in the Company’s stock by listing its Common Stock on the NEO, a tier one Canadian stock exchange based in Toronto, Ontario; and
●	Increased brand development with promotion of its Purplebee’s and Autograph by Purplebee’s vape and distillate products and EDW pre-packaged flower products, as well as partnership with other industry participants for licensing and promotional rights of third-party brands, such as Lowell Herb Company and Mission Holdings.

Recent Developments

On January 25, 2023, the Company entered into an asset purchase agreement to acquire two adult-use recreational and medical dispensaries located in Fort Collins, Colorado and Garden City, Colorado. The Company anticipates consummating this acquisition upon receipt of all necessary state and local approvals.

The Company opened two new stores in 2023 to date located in Albuquerque, New Mexico, and Carlsbad, New Mexico.

RESULTS OF OPERATIONS – CONSOLIDATED

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the years ended December 31, 2022 and 2021 and (ii) consolidated balance sheet as of December 31, 2022 and 2021 have been derived from and should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 8 of this report.

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in ordinary course of business.

The Company has consolidated financial statements across its businesses with operating segments consisting of (i) Retail, (ii) Wholesale, and (iii) Other.

	For the Year Ended
	December 31,		2022 vs 2021
	2022	2021	$	%
Total revenue	$159,379,219	$108,420,239	$50,958,980	47%
Total cost of goods and services	74,349,421	59,066,545	15,282,876	26%
Gross profit	85,029,798	49,353,694	35,676,104	72%
Total operating expenses	72,174,964	38,944,528	33,230,436	85%
Income (loss) from operations	12,854,834	10,409,166	2,445,668	23%
Total other income (expense)	(16,424,385)	8,506,128	(24,930,513)	(293)%
Provision for income taxes (benefit)	14,898,064	4,396,164	10,501,900	239%
Net income (loss)	$(18,467,615)	$14,519,130	$(32,986,745)	(227)%
Earnings (loss) per share attributable to common shareholders - basic	$(0.49)	$0.17	$(0.66)	(396)%
Earnings (loss) per share attributable to common shareholders - diluted	$(0.49)	$(0.06)	$(0.43)	788%
Weighted average number of shares outstanding - basic	53,637,003	43,339,092
Weighted average number of shares outstanding - diluted	53,637,003	101,368,958

	For the Year Ended
	December 31,
	2022	2021
Total Assets	$322,882,733	$285,030,792
Long-Term Liabilities	143,338,054	106,197,948

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue

Consolidated revenues for the year ended December 31, 2022, totaled $159,379,219, compared to revenues of $108,420,239 representing an increase of $50,958,980, or 47%. This increase was influenced by a number of factors, including consummation of identified acquisitions, new store openings, entrance into the New Mexico market, and adult-use legalization taking effect in New Mexico in 2022. In 2022, the Company completed seven acquisitions and opened six new stores not related to acquisitions, which increased the Company’s retail presence from 18 dispensaries as of December 31, 2021 to 41 dispensaries as of December 31, 2022. Based on publicly available sales data, management estimates that overall cannabis sales in the New Mexico market increased approximately 75% as compared to 2021 sales as a result of increased adult-use recreational cannabis sales following its legalization in April 2022.

Cost of Goods and Services

Cost of goods and services for the year ended December 31, 2022, totaled $74,349,421 compared to cost of goods and services of $59,066,545 for the year ended December 31, 2021, representing an increase of $15,282,876, or approximately 26%. This increase was due to the opening of six new stores in 2022, as well the consummation and integration of seven acquisition transactions. The Company also increased its cultivation capacity from two cultivation facilities as of December 31, 2021 to five cultivation facilities as of December 31, 2022, which inherently increased cost of goods and services.

Gross Profit

Gross profit for the year ended December 31, 2022 totaled $85,029,798 compared to gross profit of $49,353,694 for the year ended December 31, 2021, representing an increase of approximately 72%. The change in gross profit is driven by the factors that influenced revenue and cost of goods and services for 2022 discussed above. While the Company’s cost of goods and services expense increased in 2022, it increased at a lower rate than the Company’s consolidated revenue, which increased by 47% in 2022, as compared to an increase in cost of goods and services of 26% during 2022. This is due to increased vertical integration and improved internal cost of operations that pass through to retail margins along with operation synergies leveraging internal economies of scale in each state where the Company operates.

Operating Expenses

Operating expenses for the year ended December 31, 2022, totaled $72,174,964, compared to operating expenses of $38,944,528 during the year ended December 31, 2021, representing an increase of $33,230,436 or approximately 85%. This increase was largely due to increased selling, general and administrative expenses, which includes certain one-time impairment charges for the year ended December 31, 2022, and increased salary expenses.

SG&A

The increase in selling, general and administrative expenses (“SG&A”) is predominantly attributable to expenses related to acquisition activity and increased overhead associated with entry into the New Mexico market. The Company consummated three acquisitions in 2021 as compared to seven acquisitions in 2022, and the Company was required to expend additional resources on non-reoccurring acquisition services in 2022 due to this increased activity. SG&A related to acquisition activity totaled $6,822,000 for the year ended December 31, 2022, up from $2,779,000 for the year ended December 31, 2021. Rent payments for Retail leases increased approximately 163% during 2022 as a result of acquisitions and new store openings, which also caused SG&A to increase as compared to the prior period.

Impairments

During 2022, the Company discontinued operations related to its consulting business, one cultivation facility in New Mexico acquired in the R. Greenleaf acquisition, and one cultivation facility in Colorado acquired in the Star Buds acquisitions. The Company had approximately $11.7 million of goodwill impairment, of which $3,708,226 is related to discontinued of its consulting practice in 2022, which is reported under other income (expense) section of the accompanying consolidated statement of comprehensive (loss) income as a loss on business disposition.

Salary and Labor Costs

The Company’s workforce increased from 281 full-time employees as of December 31, 2021 to 658 full-time employees as of December 31, 2022, causing operating expenses for salary and compensation to increase as compared to the prior year.

Other Income (Expense), Net

Other expense, net for the year ended December 31, 2022, totaled $16,424,385, compared to other income, net of $8,506,128 during the year ended December 31, 2021, representing an increase in expenses of $24,930,513, or approximately 293%. The largest driver of this change was the increased interest obligations associated with the Investor Notes and the loss on disposition of assets, which was partially offset by the gain on derivative liability. Interest expenses related to the Investor Notes totaled $30,139,645, which includes $17,093,370 in cash interest. The non-cash portion of the interest totaled $13,046,275, which includes amortization of the debt discount and closing costs associated with the Investor Notes and $4,118,390 of interest that is paid as an accretion to the principal of the Investor Notes for the year ended December 31, 2022, as compared to accrued interest of $1,425,278 for the year ended December 31, 2021. Additionally, the Company recognized a loss on disposition of assets of $4,684,366 for the year ended December 31, 2022, which includes $3,708,226 of goodwill related to the discontinuation of the Company’s consulting business and $875,400 of intangible impairment also related to discontinued operations of a cultivation facility in Colorado. The remaining $100,740 of the loss recorded is related to other assets and liabilities written off for these discontinued operations.

Net Income (Loss)

As a result of the factors discussed above, we generated net loss for the year ended December 31, 2022, of $18,467,615, compared to net income of $14,519,130 during the year ended December 31, 2021.

Revenue by Segment

	For the Year Ended December 31,		2022 vs 2021
	2022	2021	$	%
Retail	$141,254,893	$73,761,010	$67,493,883	92%
Wholesale	17,819,938	34,434,091	$(16,614,153)	(48)%
Other	304,388	225,138	$79,250	35%
Total revenue	$159,379,219	$108,420,239	$50,958,980	47%

Retail revenues for the year ended December 31, 2022 were $141,254,893, an increase of $67,493,883 or 92% compared to the year ended December 31, 2021. The increase in Retail revenues was primarily driven the by acquisition of seven new dispensaries in Colorado, the Company’s acquisition of ten R. Greenleaf dispensaries in February 2022, the opening of six new stores independent of acquisitions, and the legalization of adult-use recreational cannabis sales coming into effect in New Mexico in April 2022. Prior to consummation of the acquisition to acquire R. Greenleaf, the Company did not have active operations in New Mexico.

Revenues for the Wholesale segment were $17,819,938 for the year ended December 31, 2022, a decrease of $16,614,153 or 47% compared to December 31, 2021. Wholesale revenues decreased in 2022 as compared to 2021 due to over-supply and negative pricing pressure in the wholesale market. Based on published pricing data from the State of Colorado, the average price per pound of cannabis flower decreased from $1,220 per pound in 2021 to $706 per pound in 2022.  This is a year-over-year decrease of 42% in average retail price, which correlates directly to wholesale pricing.

Other revenues were $304,388 for the year ended December 31, 2022, an increase of $79,250 or 35% compared to the year ended December 31, 2021. The increase in Other revenue was primarily driven by increased organizational promotional activity with retail vendors in an effort to increase store traffic. Management discontinued its historical licensing and consulting practices as the company prioritizes its strategic growth initiatives. As such, Other revenue is expected to be derived from promotional activities and other potential non-retail and wholesale activities rather than consulting-based services in future periods.

DRIVERS OF RESULTS OF OPERATIONS

Revenue

The Company derives its revenue from three revenue streams: (i) Retail, which sells finished goods sourced internally and externally to the end consumer in retail stores; (ii) Wholesale, which is the cultivation of flower and biomass used internally and/or sold externally and the manufacturing of biomass into distillate for integration into internally and externally developed products, such as edibles and internally developed products such as vapes and cartridges under the Purplebee’s brand; and (iii) Other, which includes other income and expenses, such as in-store advertising and corporate operations.

Gross Profit

Gross profit is revenue less cost of goods sold. Cost of goods sold includes costs directly attributable to product sales and includes amounts paid for finished goods such as flower, edibles, and concentrates, as well as manufacturing and cultivation labor, packaging cost and labor, supplies and overhead such as rent, utilities and other related costs. Cannabis costs are affected by market supply. Gross margin measures our gross profit as a percentage of revenue.

Total Operating Expenses

Total operating expenses other than the costs of goods sold consists of selling costs to support customer relations, marketing and branding activities. It also includes spend on corporate infrastructure required to support the Company’s ongoing business.

Adjusted EBITDA

Adjusted EBITDA is derived from Operating Income, which is adjusted for one-time expenses including merger and acquisition and capital-raising costs, non-cash related compensation costs, goodwill impairment, costs related to discontinued operations, depreciation and amortization, and other one-time expenses. Adjusted EBITDA is a non-GAAP financial measure, please see the section entitled “Non-GAAP Measures” below.

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

Recorded Customer Visits

The Recorded Customer Visits metric reports the number of customers that have visited any of the Company’s retail dispensary stores and made a purchase. Customer visits are recorded at the time of purchase. If a customer makes multiple purchases in a day, each purchase is counted as an individual visit. Management uses Recorded Customer Visits to monitor and assess Company performance in the markets where it operates, consumer acceptance of the Company’s brand and products, customer retention, and store traffic. Recorded Customer Visits is a useful non-financial metric for investors to contextualize the Company’s assessment of overall market performance from a customer and sales perspective and evaluate consumer appetite for cannabis products.

Same Store Sales and Stacked IDs

The Company utilizes Same Store Sales and Stacked Identical Store Sales (“Stacked IDs”) to evaluate and monitor organic sales of existing dispensaries. Management believes these metrics are useful for investors to assess management of our retail stores and to distinguish revenue and growth from operations from revenue and growth from acquisitions. Same Store Sales and Stacked IDs are both expressed as a percentage that indicates the relative increase or decrease to revenue for certain retail stores from the relevant previous reporting period. Same Store Sales are calculated by comparing revenue from sales for all dispensaries owned by the Company and open for operations for more than one year against the revenue from the sales for the same dispensaries for the previous year. Stacked IDs, which is derived from Same Store Sales, reflects Same Store Sales compared against the revenue from the sales of the same dispensaries for the previous two years. When the Company reports Same Store Sales and Stacked IDs for stores that it has not owned for more than one year, the comparison is made against validated sales data from prior owners of such stores provided to the Company upon acquisition. Consolidated Stacked IDs for 2022 were 7.9%.

NON-GAAP MEASURES AND RECONCILLATION

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

Reconciliation:

	Year Ended
	December 31,
	2022	2021
Net income (loss)	$(18,467,615)	$14,519,130
Interest expense, net	30,139,645	7,014,279
Provision for income taxes	14,898,064	4,396,164
Other (income) expense, net of interest expense	(13,715,260)	(15,520,407)
Depreciation and amortization	11,988,014	8,576,865
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$24,842,848	$18,986,031
Non-cash stock compensation	2,672,713	5,037,879
Deal related expenses (1)	6,822,111	2,779,151
Capital raise related expenses (2)	533,958	1,512,565
Inventory adjustment to fair market value for purchase accounting	6,541,651	2,164,686
One-time cultivation asset impairment	329,210	-
One-time goodwill impairment	8,011,405	-
Severance	334,910	166,557
Retention program expenses	-	90,250
Employee relocation expenses	15,360	40,819
Other non-recurring items (3)	1,906,049	1,388,150
Adjusted EBITDA (non-GAAP measure)	$52,010,215	$32,166,088

Revenue	159,379,219	108,420,239
Adjusted EBITDA as a Percentage of Revenue	32.6%	29.7%

(1)	Deal related expenses include external legal fees, accounting fees, bank fees, and internal resources associated with acquisition transactions.
(2)	Capital raise related expenses include fees and expenses associated with the Investor Notes issued in December 2021.
(3)	Other non-recurring expenses include utilities and rent for facilities not used in current operations and finder’s fees for executive employment searches.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $38,949,253 and $106,400,216, respectively to meet its current obligations. The Company had negative operating working capital of $14,595,528 as of December 31, 2022, an increase of $12,662,059 as compared to December 31, 2021. The decrease in operating working capital is primarily driven by the use of cash for the Company’s growth and to satisfy debt obligations. During 2022, the Company paid a total of approximately $62.4 million in cash for acquisitions, and it entered into nine new real property leases, each of which tended to negatively impact operating working capital.

As of December 31, 2022 and December 31, 2021, the Company had total current liabilities of $47,420,826 and $45,263,179, respectively. Current liabilities increased from 2021 due to overall expansion and growth. Accounts payable, accrued expenses, and lease liabilities increased by 206%, 84%, and 135%, respectively, as compared to the prior period in large part due to new store openings, acquisition integration, and operational development such as expansions, improvements, and remodels of existing facilities. The overall decrease in current liabilities is attributable to the change is derivative liabilities, which is influenced by the Company’s stock price and other market conditions outside of the Company’s control.

The Company is an early-stage growth company, generating cash from operational revenue and capital raises. The Company predominantly relies on internal capital that is generated through operational revenue and any other internal sources of liquidity to meet its short-term and certain long-term capital demands. Management believes the Company’s current projected growth and revenue from operation of preexisting and newly acquired assets will be sufficient to meet its current obligations as they become due. The Company also relies on a combination of internal and external capital to meet its long-term obligations, with internal liquidity sourced from operational revenue and external financing acquired from various sources, including commercial loan arrangements, capital raises and private placement transactions, and cash from the Investor Notes. Management believes this combination of internal cash generated from operations and external liquidity will be sufficient to meet the Company’s long-term obligations; however, it is possible the Company will seek additional external financing to meet capital needs in the future. The Company maintains the unused portion of the funds received from the Investor Notes for future acquisitions and execution of its strategic growth initiatives.

Trends Impacting Liquidity

While management believes that the Company has sufficient liquidity to support its capital needs, certain factors may positively or negatively impact the Company’s liquidity and financing opportunities.

Due to our participation in the cannabis industry and the regulatory framework governing cannabis in the United States, our debt and loan arrangements are sometimes subject to higher interest rates than are market for other industries, which has an unfavorable impact on our liquidity and capital resources. We also tend to incur higher banking fees and rates than businesses in other industries. Additionally, the cash requirements to service our debt obligations increase with the passage of time due to interest accrual, which increases constraints on our capital resources and tends to reduce liquidity in the amount of such accruals. We currently anticipate meeting these cash requirements from operating revenue and cash on hand. While participation in the cannabis industry tends to negatively impact certain aspects of capital resources more than other industries, this could change in the future with changes to federal law. If the federal government enacts laws permitting the banking and financial industries to engage with the cannabis industry, such as passage of the SAFE Banking Act, which passed in the House of Representatives in 2022 but did not pass in the U.S. Senate, the Company anticipates that this could have a positive impact on the Company’s liquidity because it will open up financing and refinancing opportunities not otherwise widely available to cannabis companies at this time due to the current regulatory landscape.

One of our strategic goals is to grow our business through acquisitions, which also tends to negatively impact liquidity during periods when we consummate an identified acquisition. We expect to continue executing this strategy in future periods, meeting such capital requirements in connection therewith from both internal capital and external financing (including unused funds from the Investor Notes), which will decrease liquidity.

The wholesale cannabis market has experienced downward pricing pressure from over-supply of certain cannabis products in the market, which has affected retail margins in certain periods and will likely impact the relationship between cost and revenue if and/or when supply is constrained. However, we maintain the ability to shift between external sales and internal use or transfer of our wholesale products due to vertical integration based on market conditions, which may mitigate some of the negative impacts of wholesale market downturns. Wholesale pricing can affect margins positively or negatively depending on market conditions, but profit as a percentage of revenue tends to have an inverse relationship with market pricing conditions. Wholesale pricing increases could reduce retail margins and also generate positive profitability in the wholesale segment, and vice versa. The Company anticipates that the wholesale market will likely remain depressed relative to previous recent years, which can negatively impact the Company’s overall liquidity.

Increasing inflation may also negatively impact our liquidity, as our cost of goods and services may increase without corresponding increases to revenue. Inflation increases could also impact our incremental borrowing rate and ability to obtain external financing on similar terms as previous financing arrangements. Increasing inflation and general economic downturn in the United States could also negatively impact revenue to the extent such factors affect consumer behavior. Additional factors or trends that have impacted or could potentially impact liquidity in future periods include general economic conditions such as market saturation, inflation, and general economic downturn.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2022, and 2021 were as follows:

	For the Periods Ended December 31,
	2022	2021
Net cash provided by operating activities	$11,356,512	$8,397,712
Net cash used in investing activities	(79,184,371)	(81,163,754)
Net cash provided by financing activities	376,895	177,935,023

Operating activities

During 2022, the Company had approximately $11.4 million of net cash provided by operating activities, compared to net cash provided by operating activities of $8.4 million in 2021, representing an overall increase in cash provided by operating activities of approximately $3 million when compared to the prior period. The increase in cash flow from operations was driven by improved focus on working capital throughout 2022 as the size of the overall business increased when compared to 2021.

Investing activities

Cash used in investing activities decreased by approximately $1.98 million in 2022 as compared to the prior year. Cash used in investing activities is driven by acquisition activity, purchases of property, plant and equipment for existing entities, and strategic investment opportunities. The slight decrease in cash used in investing activities was driven by a shift in structure of acquisition consideration, using less cash in closing deals in favor of more stock consideration.  While the number of acquisition transactions increased in 2022 when compared to 2021, the overall cash consideration for these transactions was less in 2022.

Financing activities

Cash provided from financing activities decreased by approximately $177.6 million as compared to the prior year, which is largely due to cash from the Investor Notes, the seller notes, and the Loan Agreement, all of which resulted in cash inflows in 2021.

Description of Indebtedness

Loan Agreement

On February 26, 2021, the Company entered into the Loan Agreement with Altmore. Upon execution of the Loan Agreement, the Company received $10,000,000 of loan proceeds. In connection with the Company’s acquisition of SCG, the Company received an additional $5,000,000 of loan proceeds under the Loan Agreement. The term loan incurs 15% interest per annum, payable quarterly on March 1, June 1, September 1, and December 1 of each year. The Company will be required to make principal payments beginning on June 1, 2023 in the amount of $750,000, payable quarterly with the remainder of the principal due upon maturity on February 26, 2025. The Company’s obligations under the Loan Agreement are secured by the Altmore Collateral.

Under the terms of the loan, the Company must comply with certain restrictions and covenants. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of December 31, 2022, the Company was in compliance with the requirements described above.

Seller Notes

As part of the acquisition of the Star Buds assets, the Company entered into a deferred payment arrangement with the sellers in an aggregate amount of $44,250,000, also referred to in this report as “seller note(s)”. The seller notes incur 12% interest per annum, payable on the first of every month through November 2025. Principal payments are due in accordance with the following schedule: $13,901,759 on December 17, 2025, $3,474,519 on February 3, 2026, and $26,873,722 on March 2, 2026. The seller notes are secured by the Star Buds Collateral.

Investor Notes

On December 3, 2021, the Company and the Subsidiary Guarantors entered into the Note Purchase Agreement with 31 accredited investors pursuant to which the Company agreed to issue and sell to the investors 13% senior secured convertible notes due December 7, 2026 in an aggregate principal amount of $95,000,000 for an aggregate purchase price of $93,100,000 (reflecting an original issue discount of $1,900,000, or 2%) in the private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes. The Company received net proceeds of approximately $92,000,000 at the closing, after deducting a commission to the placement agent and estimated offering expenses associated with the private placement payable by the Company.

The Investor Notes were issued pursuant to an Indenture, dated December 7, 2021, among the Company, the Subsidiary Guarantors, Ankura Trust Company, LLC as trustee and Chicago Atlantic Admin, LLC as collateral agent for the Investor Note holders. The Investor Notes will mature five years after issuance unless earlier repurchased, redeemed, or converted. The Investor Notes bear interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Notes were subject to an annual interest rate of 9%, with the remainder of the accrued interest payable as an increase to the principal amount of the Investor Notes. The proceeds from the Investor Notes are required to be used to fund previously identified acquisitions and other growth initiatives. The principal is due December 7, 2026. The Company’s obligations under the Indenture and the Investor Notes are secured by (i) a junior security interest in the Altmore Collateral and the Star Buds Collateral, and (ii) a first priority security interest in all assets owned by the Company and the Subsidiary Guarantors on or after December 7, 2021.

Under the Indenture, the Company must comply with certain restrictions and covenants. These include customary events of default and various financial covenants, including maintaining (i) a consolidated fixed charge coverage ratio of no less than 1.30 to 1.00 at the end of each fiscal quarter, and (ii) a minimum of $10,000,000 (in aggregate) in deposit accounts in which the Indenture Collateral Agent has a security interest. As of December 31, 2022, the Company was in compliance with the requirements described above.

Nuevo Note

As part of the acquisition under the Nuevo Purchase Agreement, Nuevo Holding, LLC, a wholly-owned subsidiary of the Company, issued the Nuevo Note to RGA requiring the Company to make payments on an aggregate amount of $17,000,000. The deferred Nuevo Note incurs 5% interest per year, payable on the first of each month. The principal is due February 7, 2025. The Nuevo Note is unsecured.

Contractual Cash Obligations and Other Commitments and Contingencies

Material contractual obligations arising in the normal course of business primarily consist of debt and interest related payments, lease obligations, and purchase price obligations for acquisitions. Management believes that cash flows from operations will be sufficient to satisfy our capital expenditures, debt services, working capital needs, and other contractual obligations for the next twelve months. We may need to obtain additional external financing to meet our material long-term obligations, and management believes the Company will need additional financing to continue execution of its growth strategy in future periods.

The following table quantifies the Company’s material future contractual obligation as of December 31, 2022:

	Total	2023	2024	2025	2026	2027	Thereafter
Notes Payable (a)	$175,368,391	$2,250,000	$3,000,000	$40,651,759	$129,466,632	$—	$—
Interest Due on Notes Payable (b)	60,557,262	17,395,558	17,325,242	15,443,743	10,392,719	—	—
Right of Use Assets (c)	33,595,944	5,873,512	5,032,891	4,692,760	4,204,171	2,923,785	10,868,825
Cash for Acquisitions (d)	6,750,000	6,750,000	—	—	—	—	—
Total	$276,271,597	$32,269,070	$25,358,133	$60,788,262	$144,063,522	$2,923,785	$10,868,825
(a)	Excludes $40,993,176 of unamortized debt discount and $6,603,695 of unamortized debt issuance costs. See Note 11 “Debt” to our consolidated financial statements.
(b)	Represents the cash interest accruals owed pursuant to the Loan Agreement, the Investor Notes, the Nuevo Note, and the seller notes. The Investor Notes are convertible into Common Stock freely at the option of the holder and subject to certain restrictions at the option of the Company such that conversion events could impact the interest and accrual obligations related to the Investor Notes in future periods. See Note 11 “Debt” to our consolidated financial statements.
(c)	Reflects our contractual obligations to make future payments under all of the Company’s leases in effect as of December 31, 2022. See Note 12 “Leases” to our consolidated financial statements.
(d)	Represents cash portion of purchase price obligations pursuant to signed purchase agreements for acquisitions not yet consummated.

Critical Accounting Estimates and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies (see Note 2 to our consolidated Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are revenue recognition, stock based compensation, derivative instruments, income taxes, goodwill and commitments and contingencies are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Related Allowances

We have three main revenue streams: (i) retail sales, (ii) wholesale sales, and (iii) other revenues from revenues from marketing and promotional activities and other miscellaneous sources not otherwise directly related to our retail and wholesale operations.  During 2022, we ceased providing licensing and consulting services, strategically discontinued that portion of our business operations, and are no longer providing these services.

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

The Company’s other revenue, typically from marketing and promotional services, is recognized when our obligations to our client are fulfilled, which is determined when milestones in the contract are achieved.

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

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from our acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. Our amortizable intangible assets consist of licensing agreements, product licenses and registrations, and intellectual property or trade secrets. Their estimated useful lives range from 3 to 15 years.

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

We performed our annual fair value assessment as of December 31, 2022 on our subsidiaries with material goodwill on our respective balance sheets and recognized a goodwill impairment charge of $11,719,306, of which $3,708,226 is presented under loss from disposal of assets in the accompanying consolidated statements of comprehensive income as it is related to ceased operations during 2022. No such impairment existed as of December 31, 2021.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MEDICINE MAN TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medicine Man Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medicine Man Technologies, Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2016

Lakewood, CO

March 29, 2023

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	December 31,	December 31,
	2022	2021
	(Audited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$38,949,253	$106,400,216
Accounts receivable, net of allowance for doubtful accounts	4,471,978	3,866,828
Inventory	22,554,182	11,121,997
Note receivable - current, net	11,944	—
Note receivable - related party	—	—
Marketable securities, net of unrealized loss of $39,270 and gain of $216,771, respectively	454,283	493,553
Prepaid expenses and other current assets	5,293,393	2,523,214
Total current assets	71,735,033	124,405,808
Non-current assets
Fixed assets, net accumulated depreciation of $4,899,977 and $1,988,973, respectively	27,089,026	10,253,226
Investments	2,000,000	—
Goodwill	94,605,301	43,316,267
Intangible assets, net accumulated amortization of $16,290,862 and $7,652,750, respectively	107,726,718	97,582,330
Note receivable – noncurrent, net	—	143,333
Accounts receivable – litigation	—	303,086
Other noncurrent assets	1,527,256	514,962
Operating lease right of use assets	18,199,399	8,511,780
Total non-current assets	251,147,700	160,624,984
Total assets	$322,882,733	$285,030,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,848,613	$2,548,885
Accounts payable - related party	22,380	36,820
Accrued expenses	10,314,958	5,592,222
Derivative liabilities	16,508,253	34,923,013
Notes payable - related party	—	134,498
Lease liabilities - current	3,139,289	—
Current portion of long term debt	2,250,000	—
Income taxes payable	7,297,815	2,027,741
Total current liabilities	47,381,308	45,263,179
Long term debt, net of debt discount and issuance costs	125,521,520	97,482,468
Lease liabilities	17,314,464	8,715,480
Deferred income taxes, net	502,070	—
Total long-term liabilities	143,338,054	106,197,948
Total liabilities	190,719,362	151,461,127

Commitments and contingencies (Note 17)	—	—

Stockholders' equity
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 86,994 shares issued as of December 31, 2022 and 86,994 shares issued as of December 31, 2021, 86,050 outstanding at December 31, 2022 and 82,594 outstanding at December 31, 2021.	87	87
Common stock, $0.001 par value. 250,000,000 shares authorized; 56,352,545 shares issued and 55,212,547 shares outstanding at December 31, 2022 and 45,484,314 shares issued and 44,745,870 shares outstanding as of December 31, 2021.	56,353	45,485
Additional paid-in capital	180,381,641	162,815,097
Accumulated deficit	(46,241,583)	(27,773,968)
Common stock held in treasury, at cost, 920,150 shares held as of December 31, 2022 and 517,044 shares held as of December 31, 2021	(2,033,127)	(1,517,036)
Total stockholders' equity	132,163,371	133,569,665
Total liabilities and stockholders' equity	$322,882,733	$285,030,792

See accompanying notes to the consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) AND INCOME

For the Years Ended December 31, 2022 and 2021

Expressed in U.S. Dollars

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
	(Audited)	(Audited)
Operating revenues
Retail	$141,254,893	$73,761,010
Wholesale	17,819,938	34,434,091
Other	304,388	225,138
Total revenue	159,379,219	108,420,239
Total cost of goods and services	74,349,421	59,066,545
Gross profit	85,029,798	49,353,694
Operating expenses
Selling, general and administrative expenses	29,398,324	16,616,306
Professional services	6,722,554	5,346,934
Loss on impairment	8,011,405	—
Salaries	25,369,968	11,943,409
Stock based compensation	2,672,713	5,037,879
Total operating expenses	72,174,964	38,944,528
Income from operations	12,854,834	10,409,166
Other income (expense)
Interest expense, net	(30,139,645)	(7,014,279)
Gain on forfeiture of contingent consideration	—	—
Unrealized gain on derivative liabilities	18,414,760	15,061,142
Other loss	24,136	—
Loss on business disposition	(4,684,366)	—
Gain on sale of assets	—	242,494
Unrealized (loss) gain on investments	(39,270)	216,771
Total other (expense) income	(16,424,385)	8,506,128
Pre-tax net (loss) income	$(3,569,551)	$18,915,294
Provision for income taxes	14,898,064	4,396,164
Net (loss) income	$(18,467,615)	$14,519,130

Less: Accumulated preferred stock dividends for the period	(7,802,809)	(7,346,153)
Net income attributable to common stockholders	$(26,270,424)	$7,172,977

Earnings (loss) per share attributable to common shareholders
Basic (loss) earnings per share	$(0.49)	$0.17
Diluted (loss) earnings per share	$(0.49)	$(0.06)

Weighted average number of shares outstanding - basic	53,637,003	43,339,092
Weighted average number of shares outstanding - diluted	53,637,003	101,368,958
Comprehensive (loss) income	$(26,270,424)	$7,172,977

See accompanying notes to the consolidated financial statements

MEDICINE MAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2022 and 2021

Expressed in U.S. Dollars

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2020	19,716	$20	42,601,773	$42,602	$85,357,835	$(42,293,098)	432,732	$(1,332,500)	$41,774,859

Net income (loss)	—	—	—	—	—	14,519,130	—	—	14,519,130
Issuance of stock as payment for acquisitions	20,240	20	2,313,994	2,314	22,741,669	—	—	—	22,744,003
Issuance of common stock as compensation to employees, officers and/or directors	—	—	323,530	324	620,948	—	—	—	621,272
Issuance of preferred stock in connection with sales made under private or public offerings	47,310	47	—	—	49,688,553	—	—	—	49,688,600
Dividends declared	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(272)	—	245,017	245	271,754	—	—	—	271,999
Return of common stock	—	—	—	—	—	—	84,312	(184,536)	(184,536)
Stock based compensation expense related to common stock options	—	—	—	—	4,134,338	—	—	—	4,134,338

Balance, December 31, 2021	86,994	$87	45,484,314	$45,485	$162,815,097	$(27,773,968)	517,044	$(1,517,036)	$133,569,665

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2021	86,994	$87	45,484,314	$45,485	$162,815,097	$(27,773,968)	517,044	$(1,517,036)	$133,569,665

Net income (loss)	—	—	—	—	—	(18,467,615)	—	—	(18,467,615)
Issuance of stock as payment for acquisitions	—	—	9,742,205	9,742	15,728,113	—	—	—	15,737,855
Issuance of common stock as compensation to employees, officers and/or directors	—	—	929,941	930	1,026,358	—	—	—	1,027,288
Return of common stock	—	—	—	—	—	—	403,106	(516,091)	(516,091)
Stock based compensation expense related to common stock options	—	—	196,085	196	812,073	—	—	—	812,269

Balance, December 31, 2022	86,994	$87	56,352,545	$56,353	180,381,641	$(46,241,583)	920,150	$(2,033,127)	$132,163,371

See accompanying notes to the consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

Expressed in U.S. Dollars

	For the Year Ended
	December 31,
	2022	2021
Cash flows from operating activities
Net income (loss) for the period	(18,467,615)	14,519,130
Adjustments to reconcile net loss to cash for operating activities
Depreciation and amortization	11,012,453	8,576,865
Non-cash interest expense	4,118,391	—
Impairment of goodwill	8,011,405	—
Non-cash lease expense	975,561	—
Deferred taxes	(2,712,010)	—
Loss on disposition of business units	4,684,369	—
Change in derivative liabilities	(18,414,760)	(15,061,142)
Amortization of debt issuance costs	1,686,049	—
Amortization of debt discount	7,484,613	—
Loss (gain) on investment, net	39,270	(216,771)
Loss on sale of asset	—	(242,494)
Stock based compensation	812,073	5,037,879
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	467,692	244,929
Inventory	789,399	(4,703,186)
Prepaid expenses and other current assets	(2,631,612)	(1,909,014)
Other assets	(1,009,794)	(457,083)
Operating leases right of use assets and liabilities	1,075,093	137,139
Accounts payable and other liabilities	8,165,861	493,719
Deferred Revenue	—	(50,000)
Income taxes payable	5,270,074	2,027,741
Net cash provided by operating activities	11,356,512	8,397,712

Cash flows from investing activities:
Collection of notes receivable	—	181,911
Cash consideration for acquisition of business, net of cash acquired	(62,371,226)	(75,678,000)
Purchase of fixed assets	(14,813,145)	(5,638,085)
Purchase of intangible assets	—	(29,580)
Investment in private entity	(2,000,000)	—
Net cash used in investing activities	(79,184,371)	(81,163,754)

Cash flows from financing activities:
Proceeds from issuance of debt	—	132,517,383
Repayment of notes payable	(134,498)	(4,865,502)
Proceeds from issuance of common stock, net of issuance costs	511,393	50,283,142
Net cash provided by financing activities	376,895	177,935,023

Net (decrease) increase in cash and cash equivalents	(67,450,964)	105,168,981
Cash and cash equivalents at beginning of period	106,400,216	1,231,235
Cash and cash equivalents at end of period	$38,949,253	$106,400,216

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,423,990	$5,759,220
Cash paid for income taxes	12,340,000	2,100,000

Supplemental disclosure of non-cash investing and financing activities:
Settling of note receivable for equipment	$131,389	$—
Issuance of debt for acquisition	17,000,000	—
Return of common stock	555,010	184,536
Issuance of stock as payment for acquisitions	15,777,373	22,744,003
Deferred tax liability from acquisition	(3,214,080)	—
Issuance of preferred stock in connection with private offerings	—	49,688,553
Conversion of preferred stock to common stock	—	272,000
Acquisitions:
Tangible and Intangible assets acquired, net of cash	34,402,043	—
Liabilities assumed	(1,837,221)	—
Goodwill	62,368,339	—

See accompanying notes to the consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Nature of Operations

Business Description – Business Activity

We were incorporated in Nevada on March 20, 2014. On May 1, 2014, the Company entered into an exclusive Technology License Agreement with Medicine Man Denver whereby Medicine Man Denver granted us a license to use all of their proprietary processes they have developed, implemented and practiced at their cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future). The Company’s operations are organized into three different segments as follows: (i) Retail, consisting of retail locations for sale of cannabis products in Colorado and New Mexico, (ii) Wholesale, consisting of manufacturing, cultivation and sale of wholesale cannabis and non-cannabis products, and (iii) Other, consisting of all other income and expenses, including those related to certain in-store marketing and promotional activities and corporate operations.

On April 20, 2020, the Company rebranded and conducts its business under the trade name, Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol SHWZ. On March 23, 2022, the Company began trading on the NEO, a tier one Canadian Stock exchange based in Toronto, Ontario, under the ticker symbol SHWZ.

2.Accounting Policies and Estimates

Basis of Presentation

These accompanying financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC for consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position. In accordance with ASC 230 Statement of Cash Flows, the Company updated its 2021 statement of cash flows presentation to reflect cash proceeds from financing and the change in the derivative from the valuation date. This change had no impact on net earnings and financial position.

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

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, investments, tenant deposits, accounts payable, accrued liabilities, notes payable, derivative liability and warrant liability. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of the Company’s debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us. The Company’s derivative liability was adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis on December 31, 2022 and December 31, 2021, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31,	December 31,
	2022	2021
Level 1 - Marketable Securities Available-for-Sale – Recurring	—	493,553
Level 3 - Marketable Securities Available-for-Sale – Recurring	454,283	—

Marketable Securities at Fair Value on a Recurring Basis

Certain assets are measured at fair value on a recurring basis. The Level 1 position consists of an investment in equity securities of Canada House Wellness Group, Inc., a publicly traded company whose securities are actively quoted on the Toronto Stock Exchange. As of December 31, 2022, the equity investment in Canada House Wellness Group, Inc. was determined to be Level 3 as the entity has halted trading due to a merger and is scheduled to resume trading once the purchase is complete. The Company used the last trading price to record the value at market as the observable and active market price has been halted.

Investments held at cost

Investments without readily determinable fair value are measured at cost, less impairment. If the Company identifies an observable price change in an orderly transaction for an investment held at cost, it will measure the investment at fair value as of the date the observable transaction occurred. The Company shall reassess at each reporting period whether such investments should continue to be measured at cost, less impairment, or another method. Any resulting gain or loss from a change in measurement will be recorded in other income and expenses on the consolidated statement of comprehensive income. Investments held at cost are reported within investments on the consolidated balance sheets. The Company has less than a 20% investment in a private company and does not have significant influence over the underlying entity. The fair value of the investment does not have a determinable fair value. The Company has accounted for this investment under the cost method and therefore records the investment at historical cost. Any dividends received from this investment are recorded in the consolidated statements of comprehensive income. As of December 31, 2022 and 2021, the investment totaled $2,000,000 and $0, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost or amortized cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $38,949,253 and $106,400,216 classified as cash and cash equivalents as of December 31, 2022, and December 31, 2021, respectively.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business. These accounts receivable relate to the Company’s wholesale and other revenue segments. Accounts receivable are recorded when a milestone is reached at a point in time resulting in funds being due for delivered goods or services, and where payment is reasonably assured. Wholesale revenues are generally collected within 14 to 30 days after invoice is sent.

The following table depicts the composition of our accounts receivable as of December 31, 2022, and December 31, 2021:

	December 31,	December 31,
	2022	2021

Accounts receivable - trade	$4,564,918	$4,001,874
Accounts receivable - litigation, non-current	—	303,086
Allowance for doubtful accounts	(92,940)	(135,046)
	$4,471,978	$4,169,914

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

Inventory

Inventories of purchased finished goods and packing materials are initially valued at cost and subsequently at the lower of cost and net realizable value. Cultivated inventories include direct and indirect costs of production, including costs of materials, labor and depreciation related to cultivation. Such costs are capitalized as incurred, and subsequently included within cost of goods sold within the consolidated statements of comprehensive income, at the time the products are sold. Net realizable value is determined as the estimated selling price in the ordinary course of business, less reasonable costs associated with the sale. Cost is determined using the weighted average cost basis. Products for resale and supplies and consumables are valued at lower of cost and net realizable value. In calculating final inventory values, management is required to compare the inventory cost to estimated net realizable value.

The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price the Company expects to realize by selling the inventory, and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.

Property and Equipment, net

Purchases of property and equipment are recorded at cost, net of accumulated depreciation and impairment losses, if any. Improvements and replacements of property and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, its cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the consolidated statement of operations. Depreciation is provided over the estimated economic useful lives of each class of assets and is computed using the straight-line method. The assets’ residual values, useful lives, and methods of depreciation are reviewed at each financial statement year-end and adjusted prospectively, if appropriate.

Depreciation on property and equipment is recorded using the straight-line method over the following expected useful lives at the following annual rates:

Land	Indefinite
Building	39 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Furniture and fixtures	3-5 years
Vehicles, machinery and tools	3-5 years
Software, servers and equipment	3 years

Prepaid Expenses and Other Assets (Current and Non-Current)

Prepaid expenses and other assets as of December 31, 2022 and December 31, 2021 were $6,820,649 and $3,038,176, respectively. As of December 31, 2022, this balance included $3,881,627 in prepaid expenses $1,527,256 in security deposits and $1,411,766 in prepaid inventory. As of December 31, 2021, other assets included $1,587,770 in prepaid expenses, $514,962 in security deposits and $935,444 in prepaid inventory. Prepaid expenses were primarily comprised of insurance premiums, membership dues, conferences and seminars, and other general and administrative costs.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal values, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances have indicated that an asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value. The Company performs impairments tests of long-lived assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the business, a significant decrease in the market value of the assets or significant negative industry or economic trends.

The Company evaluated the recoverability of its long-lived assets as of December 31, 2022, and recorded an impairment charge of approximately $89,706 related to discontinued operations for cultivation facilities in New Mexico and Colorado, and therefore presented under loss on business disposition in the accompanying consolidated statement of comprehensive (loss) income. No such impairment existed as of December 31, 2021.

Accounts Payable

Accounts payable as of December 31, 2022 and 2021, were $7,910,511 and $2,585,705, respectively, and were comprised of trade payables for various purchases and services rendered during the ordinary course of business.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2022, and December 31, 2021, were $10,314,958 and $5,592,222, respectively. As of December 31, 2022, this was comprised of accrued payroll of $1,511,245, accrued interest of $3,422,760, operating expenses of $4,746,455, and escrow payable of $634,498. As of December 31, 2021, accrued expenses and other liabilities comprised of accrued payroll of $301,312, accrued interest of $1,425,278, and operating expenses of $3,865,632.

Derivative Liabilities

The Company uses the fair-value method of accounting for derivative liabilities and such liabilities are remeasured at each reporting date with changes in fair value recorded in the period incurred. The fair value is estimated using a Monte Carlo simulation model.

Revenue Recognition and Related Allowances

The Company’s revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. Certain criteria are required to be met in order to recognize revenue. If these criteria are not met, then the associated revenue is deferred until the criteria are met. When consideration is received in advance of the delivery of goods or services, a contract liability is recorded. Revenue contracts are identified when accepted by customers and represent a single performance obligation to sell the Company’s products to a customer.

The Company has three main revenue streams: retail, wholesale, and other.

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

Other revenue consists of other income and expenses, including related to, licensing and consulting services, facility design services, facility management services, the Company’s Three A Light™ publication, and corporate operations. During 2022, the Company discontinued its consulting entity and therefore has ceased operations related to consulting and the Company’s Three A Light™ publication.   Revenue is recognized when the obligations to the client are fulfilled which is determined when milestones in the contract are achieved and target harvest yields are exceeded or earned upon the completion of the seminar. The Company also recognizes expense reimbursement from clients as revenue for expenses incurred during certain jobs.

At some locations, the Company offers a loyalty reward program to its retail customers. A portion of the revenue generated in a sale to a customer participating in the program is allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2022, and 2021, the loyalty liability totaled $1,590,346 and $1,485,224, respectively, and is included in accrued expenses the accompanying consolidated balance sheets.

Costs of Goods and Services Sold

Costs of goods and services sold are comprised of related expenses incurred while supporting the sales of the Company’s products and services.

General and Administrative Expenses

General and administrative expenses are comprised of all expenses not linked to the production or advertising of the Company’s services.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $2,369,223 and $971,419 as of December 31, 2022 and December 31, 2021, respectively.

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

The Company recognized $2,672,713 and $5,037,879 in expense for stock-based compensation from common stock options and common stock issued to employees, officers, and directors during December 31, 2022 and December 31, 2021, respectively.

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

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not that the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliability of our forecasts, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies.

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

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease ROU assets and operating lease liabilities, current and non-current, on the Company’s consolidated balance sheets.

3.Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. Pronouncements that are not applicable to the Company or where it has been determined do not have a significant impact on the financial statements have been excluded herein.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No (ASU). 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. As of January 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842), the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

4.Notes Receivable

On March 12, 2021, the Company sold equipment to Colorado Cannabis Company. The consideration for the sale included a zero interest note receivable, issued to the Company with payments of $11,944 on the first of each month for 24 months. As of December 31, 2022 and 2021 the outstanding balance, including penalties for late payments, on the notes receivable from Colorado Cannabis Company totaled $11,944 and $143,333, respectively.

5.Inventory

The Company’s inventory consists of the following at December 31:

	2022	2021
Raw Materials	$2,325,482	$12,676
Work in Process	14,504,490	5,535,992
Finished Goods	5,724,210	5,573,329
Total Inventories	$22,554,182	$11,121,997

As of December 31, 2022 and 2021, the company did not recognize any adjustment to net realizable value within its inventory.

6.Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	December 31,	December 31,
	2022	2021
Land	$3,716,438	$35,000
Building	4,830,976	2,910,976
Leasehold improvements	4,100,165	853,599
Furniture and fixtures	655,698	300,798
Vehicles, machinery, and tools	3,796,695	2,152,129
Software, servers and equipment	4,132,621	2,550,154
Construction in process	10,756,410	3,439,543
Total Asset Cost	$31,989,003	$12,242,199
Less: Accumulated depreciation	(4,899,977)	(1,988,973)
Total property and equipment, net of depreciation	$27,089,026	$10,253,226

Construction in process represents construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the years ended December 31, 2022 and 2021 was $2,911,004 and $1,124,571, respectively.

7.Business Combinations

On February 4, 2021, the Company acquired the assets of (i) Colorado Health Consultants LLC and (ii) Mountain View 44th LLC under separate asset purchase agreements. On March 2, 2021, the Company acquired the assets of (i) Starbuds Aurora LLC, (ii) SB Arapahoe LLC, (iii) Citi-Med LLC, (iv) Starbuds Louisville LLC and (v) KEW LLC under separate asset purchase agreements. The Company closed the acquisition of thirteen Star Buds dispensaries and one cultivation facility in tranches, and the complete consummation of the acquisition was finalized on March 2, 2021. The aggregate purchase price was $118,000,000. The Company accounted for the transaction utilizing purchase price accounting stating that the book value approximates the fair market value of the assets acquired. The purchase price accounting resulted in the Company valuing the investment as $27,054,025 of goodwill.

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

On December 21, 2021, the Company acquired the assets of Smoking Gun under the applicable asset purchase agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $640,001 of goodwill.

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

At the closing, Nuevo Holding, LLC gained control over the NFPs by becoming the sole member of each of the NFPs and replacing the directors of the two NFPs with the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel, and Corporate Secretary. The business acquired from RGA consists of serving as a branding, marketing and consulting company, licensing certain intellectual property related to the business of THC-based products to Elemental and the NFPs, providing consulting services to Elemental and the NFPs, and supporting Elemental and the NFPs to promote, support, and develop sales and distribution of products. Elemental is engaged in the business of creating and distributing cannabis-derived products to licensed cannabis producers. Elemental and the NFPs are in the business of cultivating, processing and dispensing marijuana in New Mexico, with 10 dispensaries, four cultivation facilities (three operating and one under development) and one manufacturing facility. The dispensaries are located in Albuquerque, Santa Fe, Roswell, Las Cruces, Grants and Las Vegas, New Mexico. The cultivation and manufacturing facilities are located in Albuquerque, New Mexico and consists of approximately 70,000 square feet of cultivation and 6,000 square feet of manufacturing. On the same date, Nuevo Holding, LLC entered into two separate Call Option Agreements containing substantially identical terms with each of the NFPs. Each Call Option Agreement gives Nuevo Holding, LLC the right to acquire 100% of the equity or 100% of the assets of the applicable NFP for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits a NFP to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. The aggregate closing consideration for the acquisitions was approximately (i) $32.2 million in cash, which included a $4.5 million cash earnout based on EBITDA of the acquired businesses for the calendar year 2021, and (ii) $17.0 million in the form of an unsecured promissory note issued by Nuevo Holding, LLC to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5%. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $34,981,571 of goodwill and intangibles, however valuation has not been finalized.

On February 9, 2022, the Company acquired MCG, which operates dispensaries located in Colorado pursuant to the terms of an Agreement and Plan of Merger, dated November 15, 2021, with Emerald Fields Merger Sub, LLC, a wholly-owned subsidiary of the Company, MCG, MCG’s owners and Donald Douglas Burkhalter and James Gulbrandsen in their capacity as the Member Representatives, as amended on February 9, 2022. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $16,810,479 of goodwill and $12,400,000 of intangibles.

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

On May 31, 2022, the Company acquired substantially all of the operating assets of Urban Dispensary, which operates a dispensary and indoor cultivation in Colorado, pursuant to the terms of an Asset and Personal Goodwill Purchase Agreement, dated March 11, 2022, with Double Brow, Urban Dispensary, Productive Investments, LLC, and Patrick Johnson. Urban Dispensary operates an indoor cannabis cultivation facility and a single retail dispensary, each located in Denver, Colorado. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $2,849,868 of goodwill and intangibles, however valuation has not been finalized.

On December 15, 2022, the Company acquired substantially all of the operating assets of two retail dispensaries of Lightshade pursuant to the terms of two separate Asset Purchase Agreements, dated September 9, 2022, by and among the Company, Double Brow, Lightshade, Thomas Alsburg, Steve Brooks, and John Fritzel, as amended. The Company acquired two retail dispensaries and the assets related thereto located in Denver, Colorado and Aurora, Colorado. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $2,589,866 of goodwill and intangibles, however valuation has not been finalized.

Also on December 15, 2022, the Company acquired certain of the operating assets of a retail dispensary of Pikes Peak Industries LLC d/b/a Bud EZ (“Bud EZ”) pursuant to the terms of a License Purchase Agreement, dated August 31, 2022, by and among the Company, Double Brow, Bud EZ, and John Jackson. Bud EZ operates a medical retail dispensary in Colorado Springs, Colorado. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The Company has not yet finalized the purchase price accounting and therefore no goodwill has been recognized as of December 31, 2022.

Acquisition related expenses incurred during the year ended years ended December 31, 2022 and 2021, totaled $6,822,000 and $2,779,000, respectively, and were recorded within selling, general and administrative expenses.

These transactions were accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). In consideration of the sale and transfer of the acquired assets the Company paid as follows:

	Nuevo Holding LLC	Emerald Fields Merger Sub, LLC	Other Acquisitions
Cash	$32,202,123	$18,268,825	$12,044,553
Seller notes	17,000,000	—	—
Common stock	—	11,600,000	4,137,855
Total purchase price	$49,202,123	$29,868,825	$16,182,408

Description	Nuevo Holding LLC	Emerald Fields Merger Sub, LLC	Other Acquisitions
Assets acquired:
Cash	$2,860,706	$650,469	$23,100
Accounts receivable	—	196,879	—
Other assets	—	156,000	605,112
Inventory	9,584,428	1,655,000	982,156
Fixed assets	2,137,002	2,687,000	25,966
Other long term assets	2,500	—	—
Intangible assets	—	12,400,000	3,970,000
Goodwill	34,981,571	16,810,479	10,576,289
Total Assets acquired	$49,566,207	$34,555,827	$16,182,623
Liabilities and Equity assumed:
Accounts payable	$295,043	$458,622	$—
Accrued liabilities	69,041	1,014,300	215
Deferred Tax Liability	—	3,214,080	—
Total Liabilities assumed	364,084	4,687,002	215
Estimated fair value of net assets acquired	$49,202,123	$29,868,825	$16,182,408

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

As of December 31, 2022 the balance of goodwill, by segment, consisted of the following:

	Retail	Wholesale	Other	Total

Balance as of January 1, 2022	$26,349,025	$13,964,016	$3,003,226	$43,316,267
Goodwill acquired during 2022	25,594,768	1,792,000	34,981,571	62,368,339
Measurement-period adjustment to prior year acquisition	640,001	—	—	640,001
Goodwill Impairment during 2022	—	(8,716,080)	(3,003,226)	(11,719,306)
Balance as of December 31, 2022	$52,583,794	7,039,936	$34,981,571	$94,605,301

The Company performed its annual fair value assessment as of December 31, 2022 on its subsidiaries with material goodwill on their respective balance sheets and recognized a goodwill impairment charge of $ 11,719,306, of which $3,708,226 is presented under loss from business disposition in the accompanying consolidated statements of comprehensive income as it was related to ceased operations during 2022. No such impairment existed as of December 31, 2021. Impairment is recorded when the carrying values of the reporting units exceed the estimated fair value of such amounts. As of December 31, 2022, the acquisition valuations resulting in goodwill that may have fallen under the Retail segment had not been finalized and therefore were allocated to Other until final valuation is completed.

The goodwill, which is not expected to be deductible for income tax purposes, consists largely of the synergies, assembled workforce and economies of scale expected from combining the operations of the acquired entities with the Company.

As of December 31, 2021 the balances of goodwill, by segment, consisted of the following:

	Retail	Wholesale	Other	Total

Balance as of January 1, 2021	$38,594,810	$11,448,693	$3,003,226	$53,046,729
Goodwill acquired during 2021	15,166,316	2,515,323	—	17,681,639
Measurement-period adjustment to prior year acquisition	(27,412,101)	—	—	(27,412,101)
Goodwill Impairment during 2021	—	—	—	—
Balance as of December 31, 2021	$26,349,025	$13,964,016	$3,003,226	$43,316,267

9.Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization of definite life intangibles is provided on a straight-line basis over their estimated useful lives. The estimated useful lives, residual values, and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

As of December 31, 2022 and 2021 were comprised of the following:

	December 31, 2022		December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
License Agreements	$111,491,280	$(12,154,237)	$94,230,280	$(5,496,902)
Tradename	6,021,500	(1,862,242)	4,560,000	(845,667)
Customer Relationships	5,150,000	(1,474,405)	5,150,000	(933,690)
Non-compete	1,265,000	(765,556)	1,205,000	(348,056)
Product License and Registration	57,300	(21,783)	57,300	(17,963)
Trade Secret	32,500	(12,639)	32,500	(10,472)
Total	$124,017,580	$(16,290,862)	$105,235,080	$(7,652,750)

Amortization expense for years ended December 31, 2022 and 2021 was $8,638,112 and $7,452,294, respectively.

The Company performed its annual impairment assessment and recognized an impairment on intangible assets of $875,400 for the year ended December 31, 2022, associated with intangibles for a reporting unit that has ceased operations and is presented under loss on business disposition in the accompanying consolidated statements of comprehensive income. No such impairment charges were recorded for the year ended December 31, 2021.

The following table presents the Company’s future projected annual amortization expense as of December 31, 2022:

2023	$9,842,054
2024	9,520,667
2025	9,412,888
2026	8,638,056
2027	8,330,329
Thereafter	61,982,724
Total	$107,726,718

10.Derivative Liabilities

Employee Common Stock

During the year ended December 31, 2019, the Company entered into employment agreements with certain key officers that contained contingent consideration provisions based upon the achievement of certain market condition milestones. The Company determined that each of these vesting conditions represented derivative instruments.

On January 8, 2019, the Company granted the right to receive 500,000 shares of restricted Common Stock to an officer, which was set to vest when the Company’s stock price appreciated to $8.00 per share with defined minimum average daily trading volume thresholds. This right expired on January 8, 2022.

On April 23, 2019, the Company granted the right to receive 1,000,000 shares of restricted Common Stock to an officer, which was set to vest when the Company’s stock price appreciated to $8.00 per share with defined minimum average daily trading volume thresholds. On February 25, 2020, the officer resigned from his remaining positions with the Company and forfeited his right to the contingent consideration. As a result, the Company recorded a gain of $1,462,636 as a component of other income (expense), net on its financial statements for the fiscal year ended December 31, 2020.

On June 11, 2019, the Company granted the right to receive 1,000,000 shares of restricted Common Stock to an officer, which was set to vest when the Company’s stock price appreciated to $8.00 per share with defined minimum average daily trading volume thresholds. This right expired January 8, 2022.

The Company accounts for derivative instruments in accordance with the GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. The Company estimated the fair value of these derivatives at the respective balance sheet dates using the Black-Scholes option pricing model based upon the following inputs: (i) stock price on the date of grant ranging between $1.32 - $3.75, (ii) the contractual term of the derivative instrument ranging between 2.25 - 3 years, (iii) a risk-free interest rate of 4.28% and (iv) an expected volatility of the price of the underlying Common Stock  145%.

The fair value of these derivative liabilities was $0 as of December 31, 2022 and December 31, 2021, respectively as the these rights expired on January 8, 2022.

Investor Note

The Company issued Investor Notes in an aggregate principal amount of $95,000,000 on December 7, 2021. A reconciliation of the beginning and ending balances of the derivative liabilities for the periods ended December 31, 2022 were as follows:

Balance as of January 1, 2022	$34,923,013

Gain on derivative liability	(18,414,760)

Balance as of December 31, 2022	$16,508,253

The Company accounts for derivative instruments in accordance with the GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. In accordance with GAAP, a contract to issue a variable number of equity shares fails to meet the definition of equity and must instead be classified as a derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations at each period-end. The Company utilizes a Monte Carlo simulation in determining the appropriate fair value. The derivative liability will ultimately be converted into the Company’s equity when the Investor Notes are converted or will be extinguished on the repayment of the Investor Notes. The derivative liability will not result in the outlay of any additional cash by the Company. Upon initial recognition in 2021, the Company recorded a derivative liability and debt discount of $48,936,674 in relation to the derivative liability portion of the Investor Notes. The fair value of these derivative liabilities is $16,508,253 and $34,923,013 as of December 31, 2022 and December 31, 2021, respectively.

The change in the fair value of derivative liabilities is $18,414,760 and $14,013,661 for the year ended December 31, 2022 and December 31, 2021, respectively. The Company recorded $7,484,613 and $458,885 in amortization related to the debt discount for the year ended December 31, 2022 and 2021, respectively.

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

Under the terms of the loan, the Company must comply with certain restrictions. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of December 31, 2022, the Company was in compliance with the requirements described above.

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

The Investor Notes were issued pursuant to an Indenture, dated December 7, 2021, among the Company, the Subsidiary Guarantors, Ankura Trust Company, LLC, as trustee, and Chicago Atlantic Admin, LLC, as collateral agent for the Investor Note holders. The Investor Notes will mature five years after issuance unless earlier repurchased, redeemed, or converted. The Investor Notes bear interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Notes were subject to an annual interest rate of 9%, with the remainder of the accrued interest payable as an increase to the principal amount of the Investor Notes. The proceeds from the Investor Notes are required to be used to fund previously identified acquisitions and other growth initiatives. The principal is due December 7, 2026.

Nuevo Note Payable - As part of the acquisition under the Nuevo Purchase Agreement, the company entered into a deferred payment arrangement with the sellers requiring the Company to make payments on an aggregate amount of $17,000,000. The deferred payment arrangement incurs 5% interest per year, payable on the first of each month. The principal is due February 7, 2025.

The following tables sets forth our indebtedness as of December 31, 2022 and 2021, respectively, and future obligations:

	December 31,	December 31,
	2022	2021

Term loan dated February 26, 2021, in the original amount of $10,000,000. An additional $5,000,000 was added to the loan agreement on July 28, 2021. Interest of 15% per annum, due quarterly. Principal payments begin June 1, 2023.	$15,000,000	$15,000,000

Seller notes dated December 17, 2020 in the original amount of $44,250,000. Interest of 12% per annum, due monthly. Principal payments begin December 17, 2025.	44,250,000	44,250,000

Investor note dated December 3, 2021, in the original amount of $95,000,000. Interest of 13% per annum, 9% payable in cash and 4% accreting to the principal amount.	99,118,391	95,000,000

Seller note dated February 7, 2022 in the original amount of $17,000,000. Interest of 5% per annum, due monthly. Principal balance is due February 7, 2025.	17,000,000	—

Less: unamortized debt issuance costs	(6,603,695)	(8,289,743)
Less: unamortized debt discount	(40,993,176)	(48,477,789)

Total long term debt	127,771,520	97,482,468
Less: current portion of long term debt	(2,250,000)	—

Long term debt and unamortized debt issuance costs	$125,521,520	$97,482,468

		Unamortized
	Principal	Debt Issuance	Unamortized	Total Long
	Payments	Costs	Debt Discount	Term Debt
2023	2,250,000	1,686,049	8,523,493	(7,959,542)
2024	3,000,000	1,686,049	9,734,935	(8,420,984)
2025	40,651,759	1,686,049	11,057,799	27,907,911
2026	129,466,632	1,545,548	11,676,949	116,244,135
2027	—	—	—	—

Total	$175,368,391	$6,603,695	$40,993,176	$127,771,520

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	December 31, 2022
Asset
Operating lease right of use assets	Noncurrent assets	$18,199,399
Liabilities
Lease liabilities	Current Liabilities	$3,139,289
Lease liabilities	Noncurrent liabilities	17,314,464

Maturities of Lease Liabilities

Maturities of lease liabilities as of December 31, 2022 are as follows:

2022 fiscal year	$33,595,944
Less: Interest	13,298,212
Present value of lease liabilities	$20,297,732

The following table presents the Company’s future minimum lease obligation under ASC 842 as of December 31, 2022:

2023 fiscal year	$5,873,512
2024 fiscal year	5,032,891
2025 fiscal year	4,692,760
2026 fiscal year	4,204,171
2027 fiscal year	2,923,785
Thereafter	10,868,825
Total	$33,595,944

13.Stockholders’ Equity

The Company is authorized to issue two classes of stock, Common Stock and Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”).

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

The Company had 86,994 shares of Preferred Stock issued and 944 in escrow as of December 31, 2022 and 86,994 shares of Preferred Stock issued and 4,428 in escrow as of December 31, 2021. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances. Accumulated and declared preferred dividends were $7,802,809 and $7,346,153 as of December 31, 2022 and December 31, 2021, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock at a par value of $0.001. The Company had 56,352,545 shares of Common Stock issued, and 55,212,547 shares of Common Stock outstanding, 920,150 of treasury stock and 219,848 shares of Common Stock in escrow as of December 31, 2022and 45,484,314 shares of Common Stock issued, 44,745,870 shares of Common Stock outstanding, 517,044 of treasury stock and 221,400 shares of Common Stock in escrow as of December 31, 2021.

Common Stock Issued as Compensation to Employees, Officers, and Directors

For the year ended December 31, 2021, the Company issued 323,530 shares of Common Stock valued at $621,272 to employees, officers, and directors as compensation.

For the year ended December 31, 2022, the Company issued 717,546 shares of Common Stock valued at $1,027,288 to employees, officers, and directors as compensation.

Common and Preferred Stock Issued as Payment for Acquisitions

On February 3, 2021, the Company issued 2,319 shares of Preferred Stock valued at $2,318,998, of which 349 shares of Preferred Stock valued at $314,100 were placed in escrow, for acquisition of the Star Buds assets. On March 3, 2021, the Company issued 17,921 shares of Preferred Stock valued at $17,920,982, of which 2,690 shares of Preferred Stock valued at $2,421,000 were placed in escrow, for the acquisition of Star Buds assets.

On July 21, 2021, the Company issued 2,213,994 shares of Common Stock valued at $5,377,786 of which 221,400 shares valued at $537,779 were placed in escrow for the acquisition of Southern Colorado Growers. In December 2022, the Company released 205,384 shares of escrow valued at $499,083 and cancelled 16,016 shares valued at $38,919 for satisfaction of indemnity claims pursuant to the asset purchase agreement with Southern Colorado Growers.

On December 21, 2021, the Company issued 100,000 shares of Common Stock valued at $197,000 for the acquisition of Smoking Gun Apothecary.

During 2022, the Company issued 1,146,099 shares of Common Stock valued at $1,948,620 for the acquisition of Drift.

Between February and May 2022, the Company issued 7,145,724 shares of Common Stock valued at $11,592,854 for the acquisition of MCG.

On May 31, 2022, the Company issued 1,670,230 shares of Common Stock valued at $1,900,000 for the acquisition of Urban Dispensary, of which 219,848 shares valued at $288,000 were held back as collateral for satisfaction of potential indemnity claims pursuant to the underlying purchase agreement.

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

During the year ended December 31, 2020, the Company issued 187,500 Common Stock purchase warrants to an accredited investor with an exercise price of $3.50 per share with an expiration date of three years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $3.50 , (ii) the contractual term of the warrant of three years , (iii) a risk-free interest rate ranging between 0.21% - 0.38% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 173.07% - 187.52%.

For the year ended December 31, 2021, the Company issued warrants to purchase an aggregate of 5,531,249 shares of Common Stock as purchase consideration for the acquisition of certain Star Buds assets. These warrants have an exercise price of $1.20 per share and expiration dates five years from the date of issuance. In addition, the Company issued a warrant to purchase an aggregate of 1,500,000 shares of Common Stock to SHWZ Altmore, LLC in connection with entering into the Loan Agreement. This warrant has an exercise price of $2.50 per share and expires five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.20 or $2.50, respectively, (ii) the contractual term of the warrant of five years, (iii) a risk-free interest rate ranging between 0.21% - 1.84% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 157.60% - 194.56%.

The following table reflects the change in Common Stock purchase warrants:

	Equity Classified Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2021	17,218,750	$2.96	1.65
Warrants exercised	—	—	—
Warrants forfeited/expired	(10,000,000)	—	—
Warrants issued	—	—	—
Balance as of December 31, 2022	7,218,750	$1.76	2.99

Conversion of Preferred Stock to Common Stock

On December 20, 2021, a holder of Preferred Stock converted 272 shares of Preferred Stock into 245,017 of Common Stock.

14.Earnings per share (Basic and Dilutive)

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted Earnings Per Share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to Common Stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include 1,187,124 vested stock options, 7,218,750 stock purchase warrants, and 86,994 shares of Preferred Stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the  years ended December 31, 2022 and 2021.

	For the Year Ended
	December 31,
	2022	2021
Numerator:
Net income (loss)	$(18,467,615)	$14,519,130
Less: Accumulated preferred stock dividends for the period	(7,802,809)	(7,346,153)
Net income (loss) attributable to common stockholders	$(26,270,424)	$7,172,977

Denominator:
Weighted-average shares of common stock	53,637,003	43,339,092

Basic earnings per share	$(0.49)	$0.17

Numerator:
Net income (loss) attributable to common stockholders – Basic	(26,270,424)	7,172,977
Add: Investor note accrued interest	—	789,028
Add: Investor note amortized debt discount	—	458,885
Less: Gain on derivative liability related to investor note	—	(14,013,661)
Net income (loss) attributable to common stockholders – dilutive	$(26,270,424)	$(5,592,771)

Denominator:
Weighted-average shares of common stock	53,637,003	43,339,092
Dilutive effect of investor notes	—	51,748,797
Dilutive effect of warrants	—	2,581,250
Dilutive effect of options	—	3,699,819
Diluted weighted-average shares of common stock	53,637,003	101,368,958

Diluted earnings per share	$(0.49)	$(0.06)

Basic net loss per share attributable to common stockholders is computed by dividing reported net loss attributable to common stockholders by the weighted average number of common shares outstanding for the reported period. Note that for purposes of basic loss per share calculation, shares of Preferred Stock are excluded from the calculation as of December 31, 2021, as the inclusion of the common share equivalents would be anti-dilutive. As the Company incurred a net loss in 2022, shares of Common Stock issuable pursuant to the equity awards were excluded from the computation of diluted net loss per share in the accompanying consolidated statement of operations, as their effect is anti-dilutive.

15.Tax Provision

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

The following table sets forth the components of income tax (benefit) expense for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Current:
Federal	$17,127,037	$4,284,163
State	483,037	112,001
Total current tax expense (benefit)	$17,610,074	$4,396,164

	December 31,	December 31,
	2022	2021
Deferred:
Federal	$(611,750)	$—
State	(2,100,260)	—
Total deferred tax expense	$(2,712,010)	$—

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Income (loss) before income taxes	$(3,569,552)	$5,360,518
Statutory tax rate	21%	21%
Expense (benefit) based on statutory rates	(749,606)	1,125,709

State income taxes	(949,986)	293,358
Expenses disallowed under IRC Section 280E	16,308,522	5,610,279
Stock-based compensation	177,912	578,692
Remeasurement on derivative liability	(3,867,100)	-
Other permanent differences	244,130	28,918
Change in valuation allowance	(2,062,697)	(5,170,426)
Change in state rate	(176,568)	(181,521)
Return to provision	4,890,722	416,125
Deferred tax true-up	1,082,735	1,695,030
Total income tax expense	$14,898,064	$4,396,164

The following tables set forth the components of deferred income taxes as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$—	$64,858
Interest expense carryforwards	1,129,939	84,325
Goodwill and intangible assets	2,359,197	—
Lease liabilities	1,705,867	861,683
Share based compensation accruals	598,861	2,518,158
Loyalty points	412,218	363,171
Fixed assets	367,776	—
Capitalized transaction costs	217,320	662,861
Bad debt allowance	36,742	94,620
Accrued expenses	8,537	9,099
Gross deferred tax assets	6,836,457	4,658,775

Valuation allowance	—	(2,062,697)

Net deferred tax assets	6,836,457	2,596,078

Deferred tax liabilities:
Fixed assets	—	63,301
Goodwill and intangible assets	5,594,714	1,568,542
Operating leases	1,595,394	850,793
Unrealized gains	117,750	55,576
Cash-to-accrual	30,669	57,866
Net deferred tax liabilities	7,338,527	2,596,078

Total net deferred tax assets	$(502,070)	$—

Federal and State tax laws impose significant restrictions on the utilization of tax attribute carryforwards in the event of a change in ownership of the Company, as defined by IRC Section 382. The Company does not expect any Section 382 annual limitations to significantly impact future utilization of its gross state interest expense carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2022, the Company released its valuation allowance, resulting in an income tax benefit of $2,062,697. As of December 31, 2022, the Company believes it is more likely than not that its deferred tax assets will be realized as the Company has additional sources of income, primarily related to acquired deferred tax liabilities with known reversal periods, that will result in future taxable income in excess of its deferred tax assets. As a result, the Company has no valuation allowance recorded against its deferred tax assets as of December 31, 2022.

As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits. The Company does not anticipate any significant unrecognized tax benefits to arise within the next twelve months. The Company did not recognize any significant interest expense or penalties on income tax assessments during 2022 or 2021 and there was no interest or penalties related to income tax assessments accrued as of December 31, 2022 or 2021.

The Company files income tax returns in the United States, Colorado, and New Mexico. The federal, Colorado, and New Mexico statutes of limitations all remain open for the 2019 tax year to present.

16.Related Party Transactions

Transactions Involving Former Directors, Executive Officers or Their Affiliated Entities

The Company’s former Chief Executive Officer, Andy Williams, maintains an ownership interest in MedPharm Holdings LLC (“MedPharm”). Effective February 25, 2020 he was no longer an officer of the Company and therefore no longer a related party. During the year ended December 31, 2019, the Company made loans to MedPharm totaling $767,695 evidenced by promissory notes with original maturity dates ranging from September 21, 2019 through January 19, 2020 and all bearing interest at 8% per annum. On August 1, 2020, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with MedPharm pursuant to which (i) the parties agreed that the outstanding amount owed by MedPharm to the Company was $767,695 of principal and $47,161 in accrued and unpaid interest, (ii) MedPharm paid the Company $100,000 in cash, and (iii) Andrew Williams returned 175,000 shares of Common Stock to the Company, as partial repayment of the outstanding balance at a value of $1.90 per share. These shares are held in treasury. The remaining outstanding principal and interest of $181,911 due and payable by MedPharm under the Settlement Agreement was to be paid out in bi-weekly installments of product by scheduled deliveries through June 30, 2021. This amount was paid off on April 19, 2021.

During the year ended December 31, 2020, the Company recorded sales to Baseball 18, LLC (“Baseball”) totaling $14,605, to Farm Boy, LLC (“Farm Boy”) totaling $16,125, to Emerald Fields LLC (“Emerald Fields”) totaling $16,605, and to Los Sueños Farms (“Los Sueños”) totaling $52,244. As of December 31, 2020 the Company had net accounts payable balances with Baseball of $31,250, and with Farm Boy of $93,944. One of the Company’s former Chief Operating Officers and directors, Robert DeGabrielle, owns the Colorado retail marijuana cultivation licenses for Farm Boy, Baseball, Emerald Fields, and Los Sueños. Effective June 19, 2020 he was no longer an officer of the Company and therefore no longer a related party. As such, he is not included as a related party with respect to sales and accounts receivable from Baseball, Farm Boy, Emerald Fields, or Los Sueños during the period ended December 31, 2022 and December 31, 2021.

Transactions with Justin Dye and Entities Affiliated with Mr. Dye

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

The Company entered into a Securities Purchase Agreement with Dye Cann I on June 5, 2019, (as amended, the “Dye Cann I SPA”) pursuant to which the Company agreed to sell to Dye Cann I up to between 8,187,500 and 10,687,500 shares of Common Stock in several tranches at $2.00 per share and warrants to purchase 100% of the number of shares of common stock sold at a purchase price of $3.50 per share. At the initial closing on June 5, 2019, the Company sold to Dye Cann I 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock for gross proceeds of $3,000,000, and the Company has consummated subsequent closings for an aggregate of 9,287,500 shares of common stock and warrants to purchase 9,287,500 shares of common stock for aggregate gross proceeds of $18,575,000 to the Company. The Company and Dye Cann I entered into a first amendment to the Dye Cann I SPA on July 15, 2019, a second amendment to the Dye Cann I SPA on May 20, 2020, and a Consent, Waiver and Amendment on December 16, 2020. At the time of the initial closing under the Dye Cann I SPA, Justin Dye became a director and the Company’s Chief Executive Officer.

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

The Company entered into a Securities Purchase Agreement (as amended, the “Dye Cann II SPA”) with Dye Cann II on November 16, 2020 pursuant to which the Company agreed to sell to Dye Cann II shares of Preferred Stock in one or more tranches at a price of $1,000 per share. The terms of the Dye Cann II SPA are disclosed in the Company’s Current Report on Form 8-K filed on December 23, 2020. The Company and Dye Cann II entered into an amendment to the Dye Cann II SPA on December 16, 2020, a second amendment to the Dye Cann II SPA on February 3, 2021, and a third amendment to the Dye Cann II SPA on March 30, 2021. The Company issued and sold to Dye Cann II 7,700 shares of Preferred Stock on December 16, 2020, 1,450 shares of Preferred Stock on December 18, 2020, 1,300 shares of Series Preferred Stock on December 22, 2020, 3,100 shares of Preferred Stock on February 3, 2021, 3,800 shares of Preferred Stock on March 2, 2021 and 4,000 shares of Preferred Stock on March 30, 2021. As a result, the Company issued and sold an aggregate of 21,350 shares of Preferred Stock to Dye Cann II for aggregate gross proceeds of $21,350,000.

The Company granted Dye Cann II certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Preferred Stock under the Dye Cann II SPA. Further, the Company granted Dye Can II the right to designate one or more individuals for election or appointment to the Board and Board observer rights.

On December 16, 2020, the Company entered into a Secured Convertible Note Purchase Agreement with Dye Capital and issued and sold to Dye Capital a Convertible Note and Security Agreement in the principal amount of $5,000,000. On February 26, 2021, Dye Capital elected to convert the $5,000,000 principal amount and the $60,250 of accrued but unpaid interest under the Convertible Promissory Note and Security Agreement under its terms and Dye Capital and the Company entered into a Conversion Notice and Agreement pursuant to which the Company issued 5,060 shares of Preferred Stock to Dye Capital and also paid Dye Capital $230.97 in cash in lieu of issuing any fractional shares of Preferred Stock upon conversion.

For the year ended December 31, 2021, the Company recorded expenses of $214,908 owed to Tella Digital. As of December 31, 2022, the Company recorded expenses of $382,622 owed to Tella. Tella Digital provides on-premise digital experience solutions for our retail dispensary locations. Mr. Dye is an indirect part owner and serves as Chairman of Tella Digital.

Transactions with Entities Affiliated with Nirup Krishnamurthy

For the year ended December 31, 2021, the Company recorded expenses of $214,908 owed to Tella Digital. As of December 31, 2022, the Company recorded expenses of $382,622 owed to Tella. Tella Digital provides on-premise digital experience solutions for our retail dispensary locations. Mr. Krishnamurthy, the Company’s President and one of its directors, is an indirect partial owner of Tella Digital.

Transactions with Jeffrey Cozad and Entities Affiliated with Mr. Cozad

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “CRW SPA”) with CRW Cann Holdings, LLC (“CRW”) pursuant to which the Company issued and sold 25,350 shares of Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of Common Stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock under the CRW SPA. On the same date, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Preferred Stock beneficially held by CRW on the applicable date on an as-converted to Common Stock basis divided by the total number of shares of Common Stock outstanding on such date on an as-converted, fully-

diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for Common Stock at the time of determination). Further, under the letter agreement, the Company paid CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $150,000 in monthly installments of $12,500. The Company paid CRW a monitoring fee of $125,000 during 2021 and $25,000 in monitoring fees during 2022. On March 14, 2021, the Board appointed Jeffrey A. Cozad as a director to fill a vacancy on the Board. Mr. Cozad is a manager and owns 50% of CRW Capital, LLC, and he shares voting and disposition power over the shares of Preferred Stock held by CRW. Mr. Cozad and his family members indirectly own membership interests in CRW.

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

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Cozad as compensation for service on the Board. These shares were valued at $70,001 and $35,001 for May and June 2022, respectively.

Transactions with Marc Rubin and Entities Affiliated with Mr. Rubin

On February 26, 2021, the Company entered into the CRW SPA with CRW, of which Marc Rubin is a beneficial owner. Pursuant to the CRW SPA, the Company issued and sold 25,350 shares of Series A Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of the Company’s common stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock under the CRW SPA. Effective February 4, 2022, the Company registered the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock on a Form S-3. Also on February 26, 2021, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Series A Preferred Stock beneficially held by CRW on the applicable date on an as-converted-to-common-stock basis divided by the total number of shares of common stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for common stock at the time of determination). Further, under the letter agreement, the Company paid CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $125,000 in 2021 and total monitoring fees of $25,000 in 2022. Mr. Rubin is a manager and 50% owner of CRW Capital, LLC, and he shares voting and disposition power over the shares of Series A Preferred Stock held by CRW. In October 2022, the Board appointed Mr. Rubin as a director to fill a vacancy on the Board.

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

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Garwood as compensation for service on the Board. These shares were valued at $70,001 and $35,001 for May and June 2022, respectively.

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

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Mukharji as compensation for service on the Board. These shares were valued at $70,001 and $35,001 for May and June 2022, respectively.

Transactions with Paul Montalbano

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Montalbano as compensation for service on the Board. These shares were valued at $70,001 and $35,001 for May and June 2022, respectively.

Transactions with Jonathan Berger

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Berger as compensation for service on the Board. These shares were valued at $70,001 and $35,001 for May and June 2022, respectively. On June 24, 2022, the Company issued 19,085 shares of Common Stock to Mr. Berger as compensation for service as the Chair of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board. These shares were valued at $25,001 for June 2022. On September 22, 2022, the Company issued 102,355 shares of Common Stock to Mr. Berger as compensation for service as Lead Independent Director of the Board. These shares were valued at $100,000 for September 2022.

Transactions with Star Buds Parties

The Company has participated in several transactions involving entities owned or affiliated with one or more of its directors or 5% or greater beneficial owners that are affiliated with Star Buds and/or the Star Buds Acquisitions. These individuals include: (i) Brian Ruden, a former director of the Company as of October 2022 and a beneficial owner of 10% or more of the Company’s voting stock, (ii) Salim Wahdan, a director of the Company as of December 31, 2022, and (iii) Naser Joudeh and Shadhaa Ramadan, jointly as the beneficial owner of 10% or more of the Company’s voting stock (the “Joudeh Owners” and together with Brian Ruden and Salim Wahdan, the “Star Buds Affiliates”). Each of Brian Ruden, Salim Wahdan, and the Joudeh Owners had an ownership stake in the Star Buds companies acquired by the Company between December 2021 and May 2022.

Between December 17, 2020 and March 2, 2021, the Company’s wholly-owned subsidiary SBUD, LLC acquired the Star Buds assets. The aggregate purchase price for the Star Buds assets was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, also referred to in this report as “seller note(s),” (iii) 29,506 shares of Preferred Stock, of which 25,078 shares were issued at the applicable closings and 4,428 shares were held back by the Company as collateral for potential indemnification obligations pursuant to the applicable purchase agreements. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock to the sellers. Each party’s interest in the seller notes is as follows: (i) Brian Ruden: 31%, (ii) Salim Wahdan: 3.5%, and (iii) the Joudeh Owners: 28%. The Company issued warrants to purchase an aggregate of (i) 1,715,936 shares of Common

Stock to Mr. Ruden, (ii) 193,929 shares of Common Stock to Mr. Wahdan, and (iii) 1,522,457 shares of Common Stock to the Joudeh Owners.

As of December 31, 2021, the Company (i) owed an aggregate principal amount of $44,250,000 under the seller notes, (ii) paid an aggregate of $4,780,887 in interest on the seller notes, and (iii) held 4,428 shares of Preferred Stock in escrow as collateral for potential indemnification obligations pursuant to the applicable purchase agreements.

As of December 31, 2022, the Company (i) owed an aggregate principal amount of $44,250,000 under the seller notes, (ii) paid an aggregate of $5,310,000 in interest on the seller notes, and (iii) held 944 shares of Preferred Stock in escrow as collateral for potential indemnification obligations pursuant to the applicable purchase agreements.

In connection with acquiring the Star Buds assets, the Company also assumed and acquired a number of leases for which one of more of the Star Buds Affiliates serve as landlord or maintain an ownership interest in the landlord entity. The Company has entered into a lease with each of 428 S. McCulloch LLC, Colorado Real Estate Holdings LLC, 5844 Ventures LLC, 5238 W 44th LLC, 4690 Brighton Blvd LLC, 14655 Arapahoe LLC and Montview Real Estate LLC, on substantially the same terms. Each of the leases is for an initial three-year term. The lease with 428 S. McCulloch LLC is for the Company’s Pueblo West Star Buds location and was effective on December 17, 2020. The lease with Colorado Real Estate Holdings LLC and 5844 Ventures LLC is for the Company’s Niwot and Commerce City Star Buds location, respectively, and was effective on December 18, 2020. The lease with 5238 W 44th LLC is for the Company’s Lakeside Star Buds location and was effective on February 3, 2021. The lease with 4690 Brighton Blvd LLC is for the Company’s Brighton store in north Denver and was effective on February 3, 2021. The lease with 14655 Arapahoe LLC and Montview Real Estate LLC is for the Company’s Arapahoe and Aurora locations, respectively, and was effective on March 2, 2021. The 428 S McCulloch LLC, 5844 Ventures LLC and 5238 W 44th LLC provides for a monthly rent payment of $5,000 with an aggregate of $180,000 during the initial term of the leases. The Colorado Real Estate Holdings LLC lease provides for a monthly rent payment of $6,779 with an aggregate of $244,044 during the initial term of the lease. The 14655 Arapahoe LLC lease provides for a monthly rent payment of $12,367 with an aggregate of $445,212 during the initial term of the lease. The Montview Real Estate LLC lease provides for a monthly rent of $6,250 with an aggregate of $225,000 during the initial term of the lease. The Brighton Blvd LLC lease provides for a monthly rent payment of $7,250 with an aggregate of $261,000 during the initial term of the lease. For the year ended December 31, 2021, SBUD LLC made aggregate rental payments of $449,297 to such landlords. For the year ended December 31, 2022, SBUD LLC made aggregate rental payments of $571,752 to such landlords. In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms with escalation. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

On December 17, 2020, SBUD LLC entered into a Trademark License Agreement with Star Brands LLC under which Star Brands LLC licenses certain trademarks to SBUD LLC effective as of the closing of the acquisitions of all of the Star Buds assets. SBUD LLC has no payment obligation under this agreement. Mr. Ruden and Mr. Joudeh are a part-owners of Star Brands LLC.

In connection with the Star Buds Acquisitions, the Company granted Mr. Ruden and Naser Joudeh the right to designate two or three individuals for election or appointment to the Board, depending on the size of the Board at a given time.

On May 4, 2022, and June 14, 2022, the Company issued 20,232 shares of Common Stock and 22,728 shares of Common Stock, valued at $35,001 and $35,001, respectively, to Mr. Ruden as compensation for service on the Board.

On June 14, 2022 and June 24, 2022, the Company issued 14,584 shares of Common Stock and 15,586 shares of Common Stock, respectively, to Mr. Wahdan as compensation for service on the Board. These shares were valued at $42,887 for June 2022.

17.Commitments and Contingencies

Definitive Agreement to Acquire the Colorado-Based Brow 2, LLC

On August 20, 2021, the Company entered into the Brow Purchase Agreement, and the Company acquired substantially all of the operating assets of Brow 2 LLC on February 15, 2022. The aggregate consideration was $6.7 million, of which Double Brow paid $6.2 million at closing and held back $500,000 as collateral for potential claims for indemnification under the Brow Purchase Agreement.

Definitive Agreement to Acquire the Colorado-Based MCG, LLC

On November 15, 2021, the Company entered into the MCG Merger Agreement, and the Company acquired MCG on February 9, 2022. The aggregate closing consideration for the merger was $29 million, consisting of: (i) $16,008,000 in cash; (ii) 6,547,239 shares of Common Stock issued to the members of MCG at a price of $1.63 per share; and (iii) an aggregate of $2,320,000 was held back as collateral for potential claims for indemnification under the MCG Merger Agreement as follows: (y) $1,392,000 in cash and (z) 569,325 shares of Common Stock. The escrowed portion of the purchase price will be released 50% on February 9, 2023 (with such amount being paid from the escrowed cash first) and 50% on August 9, 2023. MCG operates two retail marijuana dispensaries located in Manitou Springs, Colorado and Glendale, Colorado.

Definitive Agreement to Acquire the New Mexico-Based Reynold Greenleaf & Associates, LLC

On November 29, 2021, the Company entered into the Nuevo Purchase Agreement, and the Company acquired the R. Greenleaf business on February 8, 2022. The aggregate closing consideration for the acquisitions was approximately (i) $32.2 million in cash, which included a $4.5 million cash earnout based on EBITDA of the acquired businesses for the calendar year 2021, and (ii) $17.0 million in the form of an unsecured promissory note issued by Nuevo Holding, LLC to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5%.

Definitive Agreement to Acquire Colorado-Based Urban Health & Wellness, Inc.

On March 11, 2022, the Company entered into the Urban Dispensary Purchase Agreement, and the Company acquired substantially all of the operating assets and personal goodwill of Urban Dispensary on May 31, 2022. The aggregate consideration was approximately (i) $1.3 million in cash and (ii) $1.9 million in the form of Common Stock, of which $288,000 of the stock consideration was held back by the Company as collateral for potential claims for indemnification under the Urban Dispensary Purchase Agreement.

Definitive Agreement to Acquire Colorado-Based Lightshade Labs, LLC

On September 9, 2022, the Company entered into the Lightshade Purchase Agreements, and the Company acquired the operating assets related to the two Lightshade dispensaries pursuant to the Lightshade Purchase Agreements on December 15, 2022. The aggregate consideration paid was approximately $2.75 million, of which $300,000 has been deposited into escrow as collateral for potential claims for indemnification under the Lightshade Purchase Agreements.

18.Segment Information

The Company has three identifiable segments: (i) retail, (ii) wholesale and (iii) other. The retail segments represent our dispensaries which sell merchandise directly to customers via retail locations and e-commerce portals in Colorado and New Mexico. The wholesale segment represents our manufacturing, cultivation, and wholesale business which sells merchandise to customers via e-commerce portals, a retail location, and a manufacturing facility. The other segment derives its revenue from licensing and consulting agreements with cannabis related entities, in addition to fees from seminars and expense reimbursements included in other revenue on the Company’s financial statements. As of December 31, 2022, the Company ceased operations related to its consulting services.

The following information represents segment activity for the periods ended December 31, 2022:

	Retail	Wholesale	Other	Total
External revenues	$141,254,893	$17,819,938	$304,388	$159,379,219
Depreciation and intangible assets amortization	8,402,857	2,190,072	956,187	11,549,116
Segment pre tax profit	54,266,802	(12,664,774)	(45,171,579)	(3,569,551)
Segment assets	193,068,447	70,400,502	59,413,784	322,882,733

Goodwill assigned to the Retail, Wholesale and Other segments as of December 31, 2022 totaled $52,583,794, $7,039,936, $34,981,571, respectively. As of December 31, 2022, the acquisition valuations resulting in goodwill that may have fallen under the Retail segment had not been finalized and therefore were allocated to Other until final valuation is completed.

The following information represents segment activity for the periods ended December 31, 2021:

	Retail	Wholesale	Other	Total
External Revenues	$73,761,010	$34,434,091	$225,138	$108,420,239
Cost of goods and services	(34,969,178)	(23,817,145)	(280,222)	(59,066,545)
Gross profit	38,754,476	10,654,302	(55,084)	49,353,694
Intangible assets amortization	6,876,325	575,384	585	7,452,294
Depreciation	163,217	323,862	637,492	1,124,571
Segment profit	22,568,259	8,906,535	(16,955,664)	14,519,130
Segment assets	129,715,949	48,218,292	107,096,552	285,030,793

Goodwill assigned to the Retail, Wholesale and Other segments as of December 31, 2021 totaled $26,349,025, $13,964,016, $3,003,226, respectively.

Segment assets from Other are mainly related to cash from the Investor Notes.

19.Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On January 25, 2023, the Company entered into an Asset Purchase Agreement (the “Smokey’s Purchase Agreement”) with Smoke Holdco, LLC, a wholly-owned subsidiary of the Company (the “Smokey’s Purchaser”), Cannabis Care Wellness Centers, LLC d/b/a Smokey’s (“Cannabis Care”), Green Medicals Wellness Center #5, LLC d/b/a Smokey’s (“Green Medicals” and together with Cannabis Care, “Smokey’s”), Thomas Jerome Wilczynski, as Representative, and the owners of Smokey’s, Jeremy Ryan Lewchuk, T&B Holdings LLC, and Thomas Jerome Wilczynski, pursuant to which the Smokey’s Purchaser will purchase two retail and medical marijuana stores located in Fort Collins, Colorado and Garden City, Colorado, on the terms and subject to the conditions set forth in the Smokey’s Purchase Agreement (collectively, the “Smokey’s Acquisition”).

The aggregate consideration for the Smokey’s Acquisition will be up to $7.5 million, payable in cash and shares of common stock. At the closing, the Company will pay the purchase price (i) in cash in the amount of $3.75 million and (ii) in shares of the Company’s common stock in the amount of $3,150,000 divided by the price per share of the Company’s common stock as of market close on the first trading day immediately before the closing. At the closing, the Company will use a portion of the purchase price to pay off certain indebtedness and transaction expenses of Smokey’s and then pay the balance to Smokey’s. The Company will hold back from issuance additional shares of the Company’s common stock in the amount of $600,000 divided by the price per share of the Company’s common stock as of market close on the first trading day immediately before the closing and $150,000 of the cash portion of the purchase price as collateral for potential claims for indemnification from Smokey’s under the Smokey’s Purchase Agreement. Any portion of the holdback consideration not used to satisfy indemnification claims will be issued or released (as applicable) to the owners of Smokey’s on the 18-month anniversary of the closing date of the Smokey’s Acquisition in accordance with the Smokey’s Purchase Agreement. The cash holdback is also subject to post-closing reduction if any of the actual marijuana inventory or cash at closing is less than certain targets stated in the Smokey’s Purchase Agreement.

The Smokey’s Purchase Agreement contains customary representations and warranties, covenants and indemnification provisions for a transaction of this nature, including, without limitation, covenants regarding the operation of Smokey’s’ business before the closing of the Smokey’s Acquisition, and confidentiality, non-compete and non-solicitation undertakings by Smokey’s and the owners of Smokey’s. The Smokey’s Purchase Agreement also contains certain termination rights for each of the Smokey’s Purchaser (on its own behalf and on behalf of the Company) and Smokey’s (on its own behalf and on behalf of the owners), subject to the conditions set forth in the Smokey’s Purchase Agreement, including, without limitation, if the closing has not occurred within 120 days of submission of the state regulatory application required pursuant to the Smokey’s Purchase Agreement.

The closing of the Smokey’s Acquisition is subject to closing conditions customary for a transaction of this nature, including, without limitation, obtaining licensing approval from the Colorado Marijuana Enforcement Division and local regulatory authorities.

The issuances of the shares of the Company’s common stock at the closing of the Smokey’s Acquisition and the holdback release date will be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. The Company will issue such shares in a privately negotiated transaction. The owners of Smokey’s are sophisticated and represented in writing that they are accredited investors and will acquire the securities for their own accounts for investment purposes. Further, the Smokey’s Purchase Agreement states that the shares in question have not been registered under the Securities Act and cannot be sold or otherwise transferred without registration or an exemption therefrom. A legend will be placed on any certificates representing such shares referencing the restricted nature of the shares.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.

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

MANAGEMENT ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (COSO).

Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit us, as a non-accelerated filer, to provide only management’s report on internal control over financial reporting. Therefore, this Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included herewith:

Exhibit No.	Description

2.1

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Colorado Health Consultants, LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.2

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Citi-Med LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.3

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Lucky Ticket LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.4

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Kew LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.5

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB Aurora LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.6

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB Arapahoe LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.7

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB 44th LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.8

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Pueblo LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.8 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.9

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Louisville LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.9 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.10

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Niwot LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.10 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.11

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Alameda LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.11 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.12

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Longmont LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.12 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.13

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Commerce City LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.13 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.14

Omnibus Amendment No. 1 dated September 15, 2020 to Asset Purchase Agreements dated June 5, 2020 (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed September 21, 2020 (Commission File No. 000-55450))

Exhibit No.	Description
2.15

Omnibus Amendment No. 2 to Asset Purchase Agreement, dated as of December 17, 2020, by and among SBUD LLC, Medicine Man Technologies, Inc., and each signatory thereto designated as a seller (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))

2.16+

Asset Purchase Agreement, dated May 27, 2021, by and among SCG Holding, LLC, Medicine Man Technologies, Inc., SCG Services, LLC, and John Sakun and Vladimir Sakun (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 2, 2021 (Commission File No. 000-55450))

2.17+

Agreement of Purchase and Sale, dated May 27, 2021, by and between SCG Holding, LLC and BWR L.L.C. (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 2, 2021 (Commission File No. 000-55450))

2.18+

Asset Purchase Agreement, dated June 25, 2021, by and among Double Brow, LLC, Medicine Man Technologies, Inc., BG3 Investments, LLC, Black Box Licensing, LLC, and Brian Searchinger (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed July 1, 2021 (Commission File No. 000-55450))

2.19

Amendment No. 1 to Asset Purchase Agreement, dated October 28, 2021, by and among Double Brow, LLC, Medicine Man Technologies, Inc., BG3 Investments, LLC, Black Box Licensing, LLC, and Brian Searchinger (Incorporated by reference to Exhibit 99.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed January 31, 2022 (Commission File No. 000-55450))

2.20+

Asset Purchase Agreement, dated August 20, 2021, by and among Double Brow, LLC, Brow 2, LLC and Brian Welsh (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed August 26, 2021 (Commission File No. 000-55450))

2.21

Agreement and Plan of Merger, dated November 15, 2021, by and among Medicine Man Technologies, Inc., Emerald Fields Merger Sub, LLC, MCG, LLC, the Members of MCG, LLC, and Donald Douglas Burkhalter and James Gulbrandsen as Member Representatives. (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed November 16, 2021 (Commission File No. 000-55450))

2.22

Amendment No. 1 to Agreement and Plan of Merger, dated February 9, 2022, by and among Medicine Man Technologies, Inc., Emerald Fields Merger Sub, LLC, MCG, LLC, the Members of MCG, LLC, and Donald Douglas Burkhalter and James Gulbrandsen as Member Representatives (Incorporated by reference to Exhibit  2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))

2.23

Contract to Buy and Sell Real Estate (Commercial), dated January 26, 2022, by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))

2.24

Rider to Contract to Buy and Sell Real Estate by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))

2.25

Amendment to Rider to Contract to Buy and Sell Real Estate by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))

2.26

Second Amendment to Rider to Contract to Buy and Sell Real Estate by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))

2.27

Bill of Sale and Assignment and Assumption Agreement, dated February 9, 2022, by and between Emerald Fields Merger Sub, LLC and 1508 Management, LLC (Incorporated by reference to Exhibit 2.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))

Exhibit No.	Description
2.28

Asset Purchase Agreement, dated November 13, 2021, by and among Double Brow, LLC, Smoking Gun, LLC, Smoking Gun Land Company, LLC, and the Members defined therein (Incorporated by reference to Exhibit 2.29 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2022 (Commission File No. 000-55450))

2.29

Purchase Agreement, dated November 29, 2021, by and among Medicine Man Technologies, Inc., Nuevo Holding, LLC, Nuevo Elemental Holding, LLC, Reynold Greenleaf & Associates, LLC, William N. Ford, Elemental Kitchen and Labs, LLC and the Equityholders Named Therein (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 3, 2021 (Commission File No. 000-55450))

2.30 +

Modification Agreement, dated February 8, 2022, by and among Medicine Man Technologies, Inc., Nuevo Holding, LLC, Nuevo Elemental Holding, LLC and William N. Ford in his capacity as Representative under the Purchase Agreement, dated November 29, 2021 (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 000-55450))

2.31

Call Option Agreement, dated February 8, 2022, by and between Nuevo Holding, LLC and R. Greenleaf Organics, Inc. (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 000-55450))

2.32

Call Option Agreement, dated February 8, 2022, by and between Nuevo Holding, LLC and Medzen Services, Inc. (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 000-55450))

2.33

Asset Purchase Agreement, dated September 9, 2022, by and among Medicine Man Technologies, Inc., Double Brow, LLC, Lightshade Labs LLC, Thomas Van Alsburg, Steve Brooks, and John Fritzel (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed September 30, 2022 (Commission File No. 000-55450))

2.34 **

First Amendment to Asset Purchase Agreement, dated December 15, 2022, by and among by and among Medicine Man Technologies, Inc., Double Brow, LLC, Lightshade Labs LLC, Thomas Van Alsburg, Steve Brooks, and John Fritzel

2.35

Asset Purchase Agreement, dated September 9, 2022, by and among Medicine Man Technologies, Inc., Double Brow, LLC, Lightshade Labs LLC, Thomas Van Alsburg, Steve Brooks, and John Fritzel (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed September 30, 2022 (Commission File No. 000-55450))

2.36 **

First Amendment to Asset Purchase Agreement, dated December 15, 2022, by and among by and among Medicine Man Technologies, Inc., Double Brow, LLC, Lightshade Labs LLC, Thomas Van Alsburg, Steve Brooks, and John Fritzel

3.1

Complete Articles of Incorporation together with all Certificates of Amendment and the Certificate of Designation of Series A Cumulative Convertible Preferred Stock, as amended (Incorporated by reference to Exhibit 3.6 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))

3.2

Amended and Restated Bylaws of Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 11, 2019 (Commission File No. 000-55450))

4.1**	Description of Capital Stock of Medicine Man Technologies, Inc.
4.2

Form of Warrant to Purchase Common Stock of Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 4.5 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))

4.3

Warrant to Purchase Common Stock of Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 4.6 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))

4.4

Convertible Note and Security Agreement, dated December 16, 2020, issued to Dye Capital & Company, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))

Exhibit No.	Description
4.5

Form of Warrant to Purchase Common Stock of Medicine Man Technologies, Inc. issued to Star Buds Sellers and Members (Incorporated by reference to Exhibit 4.8 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2022 (Commission File No. 000-55450))

4.6

Warrant to Purchase Common Stock, dated February 26, 2021, issued by Medicine Man Technologies, Inc. to SHWZ Altmore, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))

4.7

Indenture, dated December 7, 2021, among Medicine Man Technologies, Inc., the Subsidiary Guarantors, Chicago Atlantic Admin, LLC, in its capacity as collateral agent, and Ankura Trust Company, LLC, as Trustee (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))

4.8

Form of 13% Senior Secured Convertible Note Due December 7, 2026 issued by Medicine Man Technologies, Inc. to each Investor thereto (Incorporated by reference to Exhibit 4.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))

4.9 ++

Security Agreement, dated December 7, 2021, entered into by Medicine Man Technologies, Inc. and the Subsidiary Guarantors party thereto, in favor of Chicago Atlantic Admin, LLC, in its capacity as the collateral agent (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))

4.10 ++

Intercreditor Agreement, dated December 7, 2021, entered into among Medicine Man Technologies, Inc., the Subsidiary Guarantors, Chicago Atlantic Admin, LLC, as collateral agent for the Convertible Notes Secured Parties, GGG Partners LLC, as collateral agent for the Credit Agreement Secured Parties, Naser Joudeh, as collateral agent for the StarBuds Seller Secured Parties, Colorado Health Consultants LLC, StarBuds Aurora LLC, SB Arapahoe LLC, StarBuds Commerce City LLC, StarBuds Pueblo LLC, StarBuds Alameda LLC, Citi-Med LLC, StarBuds Louisville, LLC, Kew LLC, Lucky Ticket LLC, StarBuds Niwot LLC, LM MJC LLC, and Mountain View 44th LLC (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))

4.11

Note Guarantee, dated December 7, 2021, entered into by each Subsidiary Guarantor (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))

4.12

Security Agreement, dated December 17, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Alameda LLC, as secured party (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.13

Security Agreement, dated December 17, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Pueblo LLC, as secured party (Incorporated by reference to Exhibit 4.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.14

Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and LM MJC LLC, as secured party (Incorporated by reference to Exhibit 4.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.15

Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Lucky Ticket LLC, as secured party (Incorporated by reference to Exhibit 4.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.16

Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Commerce City, as secured party (Incorporated by reference to Exhibit 4.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.17	Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Niwot LLC, as secured party (Incorporated by reference to

Exhibit No.	Description
Exhibit 4.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))
4.18

Security Agreement, dated February 4, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Colorado Health Consultants, LLC, as secured party (Incorporated by reference to Exhibit 4.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.19

Security Agreement, dated February 4, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Mountain View 44th LLC, as secured party (Incorporated by reference to Exhibit 4.8 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.20

Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Citi-Med LLC, as secured party (Incorporated by reference to Exhibit 4.9 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.21

Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and KEW LLC, as secured party (Incorporated by reference to Exhibit 4.10 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.22

Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and SB Arapahoe LLC, as secured party (Incorporated by reference to Exhibit 4.11 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.23

Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Aurora LLC, as secured party (Incorporated by reference to Exhibit 4.12 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.24

Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Louisville LLC, as secured party (Incorporated by reference to Exhibit 4.13 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.25

Loan Agreement, dated February 26, 2021, among Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as borrowers, SHWZ Altmore, LLC, as lender, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))

4.26

Promissory Note, dated February 26, 2021, issued by Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as borrowers, to SHWZ Altmore, LLC, as lender (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))

4.27

Security Agreement, dated February 26, 2021, between Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as grantors, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))

4.28

Parent Guaranty, dated February 26, 2021, between Medicine Man Technologies, Inc, as guarantor, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))

4.29

First Amendment to Loan Agreement, dated July 28 2021, by and among Mesa Organics Ltd., SHWZ Altmore, LLC and GGG Partners, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed August 3, 2021 (Commission File No. 000-55450))

Exhibit No.	Description
4.30

Promissory Note, dated February 8, 2022, issued by Nuevo Holding, LLC to Reynold Greenleaf & Associated, LLC (Incorporated by reference to Exhibit 4.33 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2022 (Commission File No. 000-55450))

10.1

Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 6, 2019 (Commission File No. 000-55450))

10.2

Amendment to Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’ s Current Report on Form 8-K filed July 17, 2019 (Commission File No. 000-55450))

10.3

Amendment to Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed May 22, 2020 (Commission File No. 000-55450))

10.4*

Employment Agreement dated December 5, 2019 by and between Justin Dye and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.10 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 000-55450))

10.5*

Employment Agreement dated December 5, 2019 by and between Nancy Huber and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.11 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 000-55450))

10.6*

Amendment to Employment Agreement dated February 6, 2020 by and between Nancy Huber and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.12 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 000-55450))

10.7*

Employment Agreement dated August 12, 2019 by and between Daniel R. Pabon and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.14 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 30, 2020 (Commission File No. 000-55450))

10.8*

Employment Agreement dated March 1, 2020 by and between Nirup Krishnamurthy and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed September 15, 2020 (Commission File No. 000-55450))

10.9

Securities Purchase Agreement, dated November 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Quarterly Report on Form 10-Q filed November 16, 2020 (Commission File No. 000-55450))

10.10

Amendment to Securities Purchase Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))

10.11

Second Amendment to Securities Purchase Agreement, dated February 3, 2021, between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 9, 2021 (Commission File No. 000-55450))

10.12

Third Amendment to Securities Purchase Agreement, dated March 30, 2021, between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.25 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))

10.13

Letter Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC(Incorporated by reference to Exhibit 10.21 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))

10.14

Note Purchase Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital & Company, LLC (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))

Exhibit No.	Description
10.15

Consent, Waiver and Amendment, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))

10.16

Securities Purchase Agreement, dated February 26, 2021, between Medicine Man Technologies, Inc. and CRW Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))

10.17

Letter Agreement, dated February 26, 2021, between Medicine Man Technologies, Inc. and CRW Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.’ Quarterly Report on Form 10-Q filed May 13, 2021 (Commission File No. 000-55450))

10.18 *

First Amendment to Justin Dye Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.30 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2022 (Commission File No. 000-55450))

10.19 *

Second Amendment to Nancy Huber Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))

10.20 *

First Amendment to Nirup Krishnamurthy Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))

10.21 *

Second Amendment to Nirup Krishnamurthy Employment Agreement, dated October 12, 2022 (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed October 14, 2022 (Commission File No. 000-55450))

10.22 *

First Amendment to Dan Pabon Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))

10.23++

Securities Purchase Agreement, dated December 3, 2021, among Medicine Man Technologies, Inc., the Subsidiary Guarantors and the Investors (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))

10.24 *

Description of unwritten cash bonus plan adopted June 14, 2021 (Incorporated by reference to Exhibit 10.35 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2022 (Commission File No. 000-55450))

10.25 *

Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-8 filed June 12, 2017 (Commission File No. 333-218662))

10.26 *

Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2019 (Commission File No. 000-55450))

10.27 *

Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2020 (Commission File No. 000-55450))

10.28 **, +	License Agreement, dated May 10, 2022, by and between Indus LF LLC and Medicine Man Technologies, Inc.
10.29 *, **	Employment Agreement dated February 15, 2023, by and between Medicine Man Technologies, Inc. and Christine Jones
10.30 *

Employment Agreement dated January 16, 2023, by and between Medicine Man Technologies, Inc. and Forrest Hoffmaster (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed January 19, 2023 (Commission File No. 000-55450))

10.31 *

Stock Award Agreement, dated September 23, 2022, between Jonathan Berger and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

Exhibit No.	Description
10.32 +

Preferred Stock Purchase Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Purchasers party thereto (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.33 +

Omnibus Amendment, dated July 7, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Investors party thereto (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.34 +

Brand Partnership Agreement, dated August 23, 2022, by and between Mission Holdings US, Inc. and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.35

Option Agreement, dated August 23, 2022, by and between Mission Holdings US, Inc. and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.6 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.36 +

Voting Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Investors party thereto (Incorporated by reference to Exhibit 10.7 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.37 +

Investors’ Rights Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Investors party thereto (Incorporated by reference to Exhibit 10.8 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.38 +

Right of First Refusal and Co-Sale Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Investors party thereto (Incorporated by reference to Exhibit 10.9 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.39 +

Stockholders Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Stockholders party thereto (Incorporated by reference to Exhibit 10.10 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.40 *

Form of Indemnification Agreement, dated May 20, 2022, by and between Mission Holdings US, Inc. and Director (Incorporated by reference to Exhibit 10.11 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.41 *, **	Severance Agreement and Release, dated October 28, 2022, by and between Nancy Huber and Medicine Man Technologies, Inc.
21.1**	List of Subsidiaries
23.1**	Consent of BF Borgers CPA PC
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Date File (formatted in iXBRL in Exhibit 101)
*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.

#	Furnished herewith.
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

ITEM 16.FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: March 29, 2023	MEDICINE MAN TECHNOLOGIES, INC.

	By:	/s/ Justin Dye
Justin Dye
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Forrest Hoffmaster
Forrest Hoffmaster
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Dye	Chief Executive Officer and Director	March 29, 2023
Justin Dye	(Principal Executive Officer and Director)

/s/ Forrest Hoffmaster	Chief Financial Officer	March 29, 2023
Forrest Hoffmaster	(Principal Financial and Accounting Officer)

/s/ Nirup Krishnamurthy	President and Director	March 29, 2023
Nirup Krishnamurthy

/s/ Daniel R. Pabon	Chief Policy and Regulatory Affairs Officer	March 29, 2023
Daniel R. Pabon

/s/ Christine Jones	Chief Legal Officer	March 29, 2023
Christine Jones

/s/ Jonathan Berger	Director	March 29, 2023
Jonathan Berger

/s/ Jeffrey A. Cozad	Director	March 29, 2023
Jeffrey A. Cozad

/s/ Jeffrey Garwood	Director	March 29, 2023
Jeffrey Garwood

/s/ Paul Montalbano	Director	March 29, 2023
Paul Montalbano

/s/ Pratap Mukharji	Director	March 29, 2023
Pratap Mukharji

/s/ Marc Rubin	Director	March 29, 2023
Marc Rubin

/s/ Bradley Stewart	Director	March 29, 2023
Bradley Stewart