Form 10-Q
period 2023-03-31
Medicine Man Technologies, Inc.
filed 2023-05-11
CIK 1622879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the Registrant had 55,561,244 shares of Common Stock outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our good faith assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “strategy,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other words of similar meaning in connection with a discussion of future events or future operating or financial performance, although the absence of these words does not necessarily mean that a statement is not forward-looking.

In particular, such statements include those relating to, among other things, (i) regulatory limitations on our products and services and the uncertainty in the application of federal, state, and local laws to our business, and any changes in such laws; (ii) our ability to manufacture our products and product candidates on a commercial scale on our own or in collaboration with third parties; (iii) our ability to identify, consummate, and integrate anticipated acquisitions; (iv) effects of general industry and economic conditions; (v) the sufficiency of our liquidity and capital resources and our ability to access adequate capital upon terms and conditions that are acceptable to us; (vi) our ability to pay interest and principal on outstanding debt when due; and (vii) possible changes in laws or regulations.

This information may involve known and unknown risks, uncertainties and other factors which may cause actual events or our actual results, performance or achievements to be materially different from the future events, results, performance or achievements expressed or implied by any forward-looking statements. Factors and risks that may cause or contribute to actual events, results, performance, or achievements differing from these forward-looking statements include, but are not limited to, for example:

●	regulatory limitations on our products and services;
●	our ability to identify, consummate, and integrate anticipated acquisitions;
●	general industry and economic conditions;
●	our ability to access adequate capital upon terms and conditions that are acceptable to us;
●	our ability to pay interest and principal on outstanding debt when due;
●	volatility in credit and market conditions; and
●	other risks and uncertainties related to the cannabis market and our business strategy, including those factors described elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2022 or described from time to time in our other reports filed with the SEC

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties, and other factors, including those factors described elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2022 or described from time to time in our other reports filed with the Securities and Exchange Commission. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. There can be no assurance that future events, results, performance or achievements will be in accordance with our expectations or that the effect of future events, results, performance or achievements will be those anticipated by us.

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

All forward-looking statements speak only as of the date of this Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$35,166,629	$38,949,253
Accounts receivable, net of allowance for doubtful accounts	4,590,159	4,471,978
Inventory	25,577,433	22,554,182
Note receivable - current, net	—	11,944
Marketable securities, net of unrealized gain of $1,816 and loss of $39,270, respectively	456,099	454,283
Prepaid expenses and other current assets	8,330,194	5,293,393
Total current assets	74,120,514	71,735,033
Non-current assets
Fixed assets, net accumulated depreciation of $5,880,513 and $4,899,977, respectively	29,332,369	27,089,026
Investments	2,000,000	2,000,000
Goodwill	64,479,817	94,605,301
Intangible assets, net accumulated amortization of $21,461,721 and $16,290,862, respectively	132,370,859	107,726,718
Note receivable – noncurrent, net	1,313	—
Deferred tax assets, net	135,155	—
Other noncurrent assets	1,166,582	1,527,256
Operating lease right of use assets	19,783,067	18,199,399
Total non-current assets	249,269,162	251,147,700
Total assets	$323,389,676	$322,882,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,258,510	$7,848,613
Accounts payable - related party	48,276	22,380
Accrued expenses	10,414,494	10,314,958
Derivative liabilities	8,006,568	16,508,253
Lease liabilities - current	3,648,395	3,139,289
Current portion of long term debt	3,000,000	2,250,000
Income taxes payable	12,597,218	7,297,815
Total current liabilities	41,973,461	47,381,308
Long term debt, net of debt discount and issuance costs	128,184,150	125,521,520
Lease liabilities	19,108,720	17,314,464
Deferred income taxes, net	—	502,070
Total long-term liabilities	147,292,870	143,338,054
Total liabilities	189,266,331	190,719,362

Stockholders' equity
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 86,994 shares issued as of March 31, 2023 and 86,994 shares issued as of December 31, 2022, 86,994 outstanding at March 31, 2023 and 86,994 outstanding at December 31, 2022.	87	87
Common stock, $0.001 par value. 250,000,000 shares authorized; 56,352,545 shares issued and 55,212,547 shares outstanding as of March 31, 2023 and 56,352,545 shares issued and 55,212,547 shares outstanding as of December 31, 2022.	56,353	56,353
Additional paid-in capital	180,596,185	180,381,641
Accumulated deficit	(44,496,153)	(46,241,583)
Common stock held in treasury, at cost, 920,150 shares held as of March 31, 2023 and 920,150 shares held as of December 31, 2022	(2,033,127)	(2,033,127)
Total stockholders' equity	134,123,345	132,163,371
Total liabilities and stockholders' equity	$323,389,676	$322,882,733

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND (LOSS)

For the Periods Ended March 31, 2023 and 2022

	For the Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Operating revenues
Retail	$35,820,111	$26,525,716
Wholesale	4,058,925	5,207,388
Other	121,900	44,450
Total revenue	40,000,936	31,777,554
Total cost of goods and services	16,968,270	20,840,051
Gross profit	23,032,666	10,937,503
Operating expenses
Selling, general and administrative expenses	10,215,805	6,855,711
Professional services	1,187,364	2,584,472
Salaries	5,764,993	5,296,777
Stock based compensation	214,544	991,083
Total operating expenses	17,382,706	15,728,043
Income from operations	5,649,960	(4,790,540)
Other income (expense)
Interest expense, net	(7,745,854)	(7,302,254)
Unrealized gain (loss) on derivative liabilities	8,501,685	(13,417,472)
Other loss	—	7
Unrealized gain (loss) on investments	1,816	(8,549)
Total other income (expense)	757,647	(20,728,268)
Pre-tax net income (loss)	6,407,607	(25,518,808)
Provision for income taxes	4,662,178	1,259,894
Net income (loss)	$1,745,429	$(26,778,702)

Less: Accumulated preferred stock dividends for the period	(2,029,394)	(1,743,444)
Net income (loss) attributable to common stockholders	$(283,965)	$(28,522,146)

Earnings (loss) per share attributable to common shareholders
Basic (loss) earnings per share	$(0.01)	$(0.61)
Diluted (loss) earnings per share	$(0.06)	$(0.61)

Weighted average number of shares outstanding - basic	55,835,501	46,841,971
Weighted average number of shares outstanding - diluted	101,608,278	46,841,971
Comprehensive income (loss)	$1,745,429	$(26,778,702)

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023 and 2022

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2021	86,994	$87	45,484,314	$45,485	$162,815,097	$(27,773,968)	517,044	$(1,517,036)	$133,569,665

Net income (loss)	—	—	—	—	—	(26,778,702)	—	—	(26,778,702)
Issuance of stock as payment for acquisitions	—	—	8,029,330	8,029	13,191,971	—	—	—	13,200,000
Issuance of common stock as compensation to employees, officers and/or directors	—	—	—	—	—	—	—	—	—
Issuance of preferred stock in connection with sales made under private or public offerings	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	—
Return of common stock	—	—	—	—	—	—	—	—	—
Stock based compensation expense related to common stock options	—	—	—	—	991,083	—	—	—	991,083

Balance, March 31, 2022	86,994	$87	53,513,644	$53,514	$176,998,151	$(54,552,670)	517,044	$(1,517,036)	$120,982,046

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2022	86,994	$87	56,352,545	$56,353	$180,381,641	$(46,241,583)	920,150	$(2,033,127)	$132,163,371

Net income (loss)	—	—	—	—	—	1,745,429	—	—	1,745,429
Issuance of stock as payment for acquisitions	—	—	—	—	—	—	—	—	—
Issuance of common stock as compensation to employees, officers and/or directors	—	—	—	—	—	—	—	—	—
Return of common stock	—	—	—	—	—	—	—	—	—
Stock based compensation expense related to common stock options	—	—	—	—	214,544	—	—	—	214,544

Balance, March 31, 2023	86,994	$87	56,352,545	$56,353	180,596,185	$(44,496,153)	920,150	$(2,033,127)	$134,123,345

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Periods Ended March 31, 2023 and 2022

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income (loss) for the period	1,745,429	(26,778,702)
Adjustments to reconcile net income (loss) to cash for operating activities
Depreciation and amortization	6,151,395	2,540,796
Non-cash interest expense	991,184	1,203,333
Non-cash lease expense	2,251,459	1,079,913
Deferred taxes	(637,225)	—
Change in derivative liabilities	(8,501,685)	13,417,472
Amortization of debt issuance costs	421,513	421,512
Amortization of debt discount	1,999,933	1,756,173
(Gain) loss on investment, net	(1,816)	8,549
Stock based compensation	214,544	991,083
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	(118,181)	(120,388)
Inventory	(3,023,251)	6,628,633
Prepaid expenses and other current assets	(3,036,801)	104,888
Other assets	360,674	(867,401)
Change in operating lease liability	(1,531,765)	(921,947)
Accounts payable and other liabilities	(3,464,671)	2,898,513
Income taxes payable	5,299,403	1,259,894
Net cash (used in) provided by operating activities	(879,861)	3,622,321

Cash flows from investing activities:
Collection of notes receivable	10,631	—
Cash consideration for acquisition of business, net of cash acquired	—	(59,691,039)
Purchase of fixed assets	(2,913,394)	(2,643,404)
Net cash used in investing activities	(2,902,763)	(62,334,443)

Net (decrease) in cash and cash equivalents	(3,782,624)	(58,712,122)
Cash and cash equivalents at beginning of period	38,949,253	106,400,216
Cash and cash equivalents at end of period	$35,166,629	$47,688,094

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,540,748	$4,722,639

Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from right of use asset	$3,160,499	$5,921,148
Settling of note receivable for equipment	—	35,833
Issuance of debt for acquisition	—	17,000,000
Issuance of stock as payment for acquisitions	—	13,200,000

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

1.Organization and Nature of Operations

Medicine Man Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in Nevada on March 20, 2014. On May 1, 2014, the Company entered into an exclusive Technology License Agreement with Futurevision, Inc. f/k/a Medicine Man Production Corp. d/b/a Medicine Man Denver (“Medicine Man Denver”) whereby Medicine Man Denver granted us a license to use all of their proprietary processes they have developed, implemented and practiced at their cannabis facilities relating to the commercial growth, cultivation, marketing, and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future). The Company’s operations are organized into three different segments as follows: (i) Retail, consisting of retail locations for sale of cannabis products in Colorado and New Mexico, (ii) Wholesale, consisting of manufacturing, cultivation and sale of wholesale cannabis and non-cannabis products, and (iii) Other, consisting of all other income and expenses, including those related to certain in-store marketing and promotional activities and corporate operations.

On April 20, 2020, the Company rebranded and conducts its business under the trade name, Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. The Company’s common stock is listed for trading in the United States on the OTCQX Best Market under the symbol “SHWZ” and also listed for trading in Canada on the NEO Exchange under the symbol “SHWZ.”

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim consolidated financial statements include all the adjustments, which in the opinion of management, are necessary to present a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022, and 2021, as presented in the Company’s Annual Report on Form 10-K filed on March 29, 2023 with the SEC. In accordance with ASC 230 Statement of Cash Flows, certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net earnings and financial position.

2.Accounting Policies and Estimates

There have been no changes in the Company’s accounting policies as described in Note 2, “Accounting Policies and Estimates,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

3.Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. Pronouncements that are not applicable to the Company or where it has been determined to not have a significant impact on the financial statements have been excluded herein.

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

4.Notes Receivable

On March 12, 2021, the Company sold equipment to Colorado Cannabis Company LLC (“Colorado Cannabis”). Colorado Cannabis is obligated to pay $215,000, payable in equal monthly installments for 18 months commencing 30 days from the date of taking possession of the equipment pursuant to the Purchase and Sale Agreement, dated January 29, 2021, between the Company and Colorado Cannabis. As of March 31, 2023 and December 31, 2022, the outstanding balance, including penalties for late payments, on the receivable from Colorado Cannabis totaled $0 and $11,944, respectively.

5.Inventory

The Company’s inventory consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Raw Materials	$1,506,435	$2,325,482
Work in Process	16,215,540	14,504,490
Finished Goods	7,855,458	5,724,210
Total Inventories	$25,577,433	$22,554,182

As of March 31, 2023 and December 31, 2022, the Company did not recognize any adjustment to net realizable value within its inventory.

6.Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	March 31,	December 31,
	2023	2022
Land	$3,716,438	$3,716,438
Building	4,830,976	4,830,976
Leasehold improvements	6,852,483	4,100,165
Furniture and fixtures	655,696	655,698
Vehicles, machinery, and tools	4,055,176	3,796,695
Software, servers and equipment	4,364,350	4,132,621
Construction in process	10,737,763	10,756,410
Total Asset Cost	$35,212,882	$31,989,003
Less: Accumulated depreciation	(5,880,513)	(4,899,977)
Total property and equipment, net of depreciation	$29,332,369	$27,089,026

Construction in process represents construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the three months ended March 31, 2023 and 2022 was $980,536 and $401,949, respectively.

7.Business Combinations

On January 26, 2022, the Company acquired two retail dispensaries located in Boulder Colorado pursuant to an asset purchase agreement dated June 25, 2021 with Double Brow, BG3 Investments, LLC d/b/a Drift (“Drift”), Black Box Licensing, LLC, and Brian Searchinger, as the sole equityholder of Drift, as amended on October 28, 2021 (the “Drift Purchase Agreement”). The acquired assets included (i) the assets used in or related to Drift’s business of distributing, marketing, and selling recreational cannabis products and (ii) the leases for two retail dispensaries located in Boulder, Colorado. The aggregate closing consideration for the acquisition was (i) $1.92 million in cash, and (ii) 1,146,099 shares of Common Stock issued to Drift. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $2,138,270 of goodwill and $1,030,000 of intangibles. Amortization of $189,278 was recorded at March 31, 2023, to selling, general and administrative expenses.

On February 8, 2022, the Company acquired its New Mexico business pursuant to a purchase agreement with Nuevo Holding, LLC, a wholly-owned subsidiary of the Company (“Nuevo Purchaser”), Nuevo Elemental Holding, LLC (“Elemental Purchaser” and together with Nuevo Purchaser, the “Nuevo Purchasers”), Reynold Greenleaf & Associates LLC (“RGA”), Elemental Kitchen and Laboratories, LLC, a wholly-owned subsidiary of RGA (“Elemental”), the equity holders of RGA and Elemental, and William N. Ford, in his capacity as Representative, as amended on February 9, 2022 (the “Nuevo Purchase Agreement”). The Nuevo Purchasers acquired substantially all the operating assets of RGA and all of the equity of Elemental and assumed specified liabilities of RGA and Elemental. Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for certain facilities managed by RGA were held by two not-for-profit entities: Medzen Services, Inc. (“Medzen”) and R. Greenleaf Organics, Inc. (“R. Greenleaf” and together with Medzen, the “NFPs”). At the closing, Nuevo Purchaser gained control over the NFPs by becoming the sole member of each of the NFPs and replacing the directors of the two NFPs with executive officers of the Company. The business acquired from RGA was a management company, providing branding, marketing and consulting services, licensing certain intellectual property related to the business, and supporting Elemental and the NFPs to promote, support, and develop sales and distribution of products. Elemental is engaged in the business of creating and distributing cannabis-derived products to licensed cannabis producers. Elemental and the NFPs are in the business of cultivating, processing and dispensing marijuana in New Mexico. At the closing of the Nuevo Purchase Agreement, Nuevo Purchaser entered into two separate Call Option Agreements containing substantially identical terms with each of the NFPs. Each Call Option Agreement gives Nuevo Purchaser the right to acquire 100% of the equity or 100% of the assets of the applicable NFP for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits a NFP to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. The aggregate closing consideration for the acquisitions was approximately (i) $32.2 million in cash, which included a $4.5 million cash earnout based on EBITDA of the acquired businesses for the calendar year 2021, and (ii) $17.0 million in the form of an unsecured promissory note issued by Nuevo Purchaser to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5% (the “Nuevo Note”). The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $6,196,571 of goodwill and $28,785,000 of intangibles. Amortization of $885,792 and $1,645,684 was recorded at March 31, 2023, to cost of goods and services, and selling, general and administrative expenses, respectively.

On February 9, 2022, the Company acquired MCG, LLC (“MCG”), which operates two dispensaries located in Denver and Manitou Springs, Colorado pursuant to the terms of an Agreement and Plan of Merger, dated November 15, 2021, with Emerald Fields Merger Sub, LLC, a wholly-owned subsidiary of the Company (“Emerald Fields”), MCG, MCG’s owners and Donald Douglas Burkhalter and James Gulbrandsen in their capacity as the Member Representatives, as amended on February 9, 2022 (the “MCG Merger Agreement”). Under the MCG Merger Agreement, MCG merged with and into Emerald Fields, with Emerald Fields continuing as the surviving entity. The aggregate closing consideration for the merger was $29 million, consisting of: (i) $16.0 million in cash; (ii) 6,547,239 shares of the Common Stock issued to the members of MCG; and (iii) an aggregate of $2.32 million was held back as collateral for potential claims for indemnification under the MCG Merger Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $19,852,080 of goodwill and $12,400,000 of intangibles.

On February 15, 2022, the Company acquired substantially all of the operating assets of Brow 2, LLC (“Brow”) related to its indoor cannabis cultivation operations located in Denver, Colorado (other than assets expressly excluded) and assumed certain liabilities for contracts acquired pursuant to the terms of the Asset Purchase Agreement, dated August 20, 2021, among Double Brow, Brow, and Brian Welsh, as the owner of Brow (the “Brow Purchase Agreement”). The acquired assets included a 37,000 square foot building, the associated lease, and equipment designed for indoor cultivation. After purchase price adjustments for pre-closing inventory, the aggregate consideration was $6.7 million, of which Double Brow paid $6.2 million at closing and held back $500,000 as collateral for potential claims for indemnification under the Brow Purchase Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $1,792,000 of goodwill and $3,970,000 of intangibles.

On May 31, 2022, the Company acquired substantially all of the operating assets of Urban Dispensary, which operates a dispensary and indoor cultivation in Colorado, pursuant to the terms of an Asset and Personal Goodwill Purchase Agreement, dated March 11, 2022, with Double Brow, Urban Health & Wellness, Inc. d/b/a Urban Dispensary (“Urban Dispensary”), Productive Investments, LLC, and Patrick Johnson (the “Urban Purchase Agreement”). Urban Dispensary operated an indoor cannabis cultivation facility and a single retail dispensary, each located in Denver, Colorado. The aggregate consideration for the Urban Dispensary acquisition was $1.32 million in cash and 1,230,534 shares of Common Stock. The Company held back $288,000 of the stock consideration at closing as collateral for potential claims for indemnification from Urban Dispensary under the Urban Purchase Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $2,849,868 of goodwill and intangibles, however valuation has not been finalized.

On December 15, 2022, the Company acquired substantially all of the operating assets associated with two retail dispensaries located in Denver and Aurora, Colorado owned by Lightshade Labs LLC (“Lightshade”) pursuant to the terms of two Asset Purchase Agreements, dated September 9, 2022, among Double Brow, the Company, Lightshade, and Lightshade’s owners, Thomas Van Alsburg, Steve Brooks, and John Fritzel, as amended on December 15, 2021 (the “Lightshade Purchase Agreements”). After purchase price adjustments for transaction and related expenses, the aggregate consideration for the acquisition was approximately $2.75 million, all of which was paid in cash. The Company deposited $300,000 of the purchase price in escrow as collateral for potential claims for indemnification from Lightshade under the Lightshade Purchase Agreements. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting resulted in $2,589,865 of goodwill and intangibles, however valuation has not been finalized.

As of March 31, 2023, the Company acquired cannabis assets of Drift, RGA, MCG, Brow, Urban Dispensary, Lightshade, and 100% of the equity of Elemental as discussed above.

These transactions were accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”) in the period acquired. Refer to the Company’s business combination note as described in Note 7, “Business Combinations,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

	Retail	Wholesale	Other	Total

Balance as of January 1, 2023	$52,583,794	$7,219,936	$34,801,571	$94,605,301
Goodwill acquired during Q1 2023	—	—	—	—
Measurement-period adjustment to prior year acquisition	2,192,958	2,483,129	(34,801,571)	(30,125,484)
Balance as of March 31, 2023	$54,776,752	9,703,065	$—	$64,479,817

The Company performed its annual fair value assessment as of December 31, 2022 on its subsidiaries with material goodwill on their respective balance sheets and recognized a goodwill impairment charge of $ 11,719,306, of which $3,708,226 is presented under loss from business disposition in the accompanying consolidated statements of comprehensive income as it was related to ceased operations during 2022. No such impairment existed as of March 31, 2023. Impairment is recorded when the carrying values of the reporting units exceed the estimated fair value.

	Retail	Wholesale	Other	Total

Balance as of January 1, 2022	$26,349,025	$13,964,016	$3,003,226	$43,316,267
Goodwill acquired during Q1 2022	10,985,559	32,418,546	31,978,345	75,382,450
Measurement-period adjustment to prior year acquisition	—	—	—	—
Goodwill Impairment during 2022	—	—	—	—
Balance as of March 31, 2022	$37,334,584	46,382,562	$34,981,571	$118,698,717

9.Intangible Assets

Intangible assets as of March 31, 2023 and December 31, 2022 were comprised of the following:

	March 31, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
License Agreements	$139,088,280	$(16,117,017)	$111,491,280	$(12,154,237)
Tradename	7,541,500	(2,513,263)	6,021,500	(1,862,242)
Customer Relationships	5,150,000	(1,658,334)	5,150,000	(1,474,405)
Non-compete	1,963,000	(1,138,685)	1,265,000	(765,556)
Product License and Registration	57,300	(21,783)	57,300	(21,783)
Trade Secret	32,500	(12,639)	32,500	(12,639)
Total	$153,832,580	$(21,461,721)	$124,017,580	$(16,290,862)

Amortization expense was $5,170,859 and $2,138,847 for the three months ended March 31, 2023 and 2022, respectively.

The following table presents the Company's future projected annual amortization expense as of March 31, 2023:

Remainder of 2023	$10,574,128
2024	11,795,636
2025	11,502,223
2026	10,634,720
2027	10,125,611
Thereafter	77,738,541
Total	$132,370,859

10.Derivative Liability

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

A reconciliation of the beginning and ending balances of the derivative liabilities for the periods ended March 31, 2023 and December 31, 2022 were as follows:

Balance as of December 31, 2021	$34,923,013
Loss on derivative liability	13,417,472
Balance as of March 31, 2022	$48,340,485
Balance as of December 31, 2022	$16,508,253
Gain on derivative liability	(8,501,685)
Balance as of March 31, 2023	$8,006,568

The Company accounts for derivative instruments in accordance with the GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. In accordance with GAAP, a contract to issue a variable number of equity shares fails to meet the definition of equity and must instead be classified as a derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations at each period-end. The Company utilizes a Monte Carlo simulation in determining the appropriate fair value. The derivative liability will ultimately be converted into the Company’s equity when the Investor Notes are converted or will be extinguished on the repayment of the Investor Notes. The derivative liability will not result in the outlay of any additional cash by the Company. Upon initial recognition, the Company recorded a derivative liability and debt discount of $16,508,253 in relation to the derivative liability portion of the Investor Notes. The Company recorded $1,999,933 and $1,745,179 for the three months ended March 31, 2023, respectively, in amortization related to the debt discount.

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

Under the terms of the loan, the Company must comply with certain restrictions. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of March 31, 2023, the Company was in compliance with the requirements described above.

Seller Notes — As part of the acquisition of thirteen Star Buds branded dispensaries under separate asset purchase agreements (the “Star Buds Acquisition(s)”), the Company entered into a deferred payment arrangement with the Star Buds sellers in an aggregate amount of $44,250,000, also referred to in this Report as the “seller note(s)”. The seller note incurs 12% interest per annum, payable on the first of every month through November 2025. Principal payments are due as follows: $13,901,759 on December 17, 2025, $3,474,519 on February 3, 2026, and $26,873,722 on March 2, 2026.

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

The Indenture contains restrictions and limitations on the Company’s ability to incur additional debt and grant liens on its assets. The Company and its Subsidiary Guarantors are not permitted to incur additional debt or issue Disqualified Equity Interests (as defined in the Indenture) unless the Company’s Consolidated Leverage Ratio is between 1.00 and 2.25 after giving pro forma effect thereto. In addition, the Company is not permitted to grant a senior lien on its assets (excluding acquisition target assets that are identified in the Indenture) to secure indebtedness unless and until (a) at least $80,000,000 of the net proceeds from the Notes (plus the proceeds of certain sale-leaseback transactions) have been used to consummate Permitted Acquisitions prior to the granting of any such lien, and (b) the Consolidated Leverage Ratio for the applicable reference period, calculated on a pro forma basis giving effect to such acquisition and all related transactions, is less than 1.40 to 1.00. As of March 31, 2023, the Company expended approximately $81,780,000 of the proceeds from the Investor Notes on acquisitions. The Indenture provides that the Company and its Subsidiary Guarantors may incur debt under certain circumstances, including but not limited to, (i) debt incurred related to certain acquisitions and dispositions, including capital lease obligations and sale-leaseback transactions not to exceed $5,500,000 (plus up to an additional $2,200,000 in connection with certain transactions identified prior to the Issuance Date) in the aggregate at any time, (ii) certain transactions in the ordinary course of business, and (iii) any other unsecured debt not to exceed $1,000,000 at any time.

The following tables sets forth our indebtedness as of March 31, 2023 and December 31, 2022, respectively, and future obligations:

	March 31,	December 31,
	2023	2022

Term loan dated February 26, 2021, in the original amount of $10,000,000. An additional $5,000,000 was added to the loan agreement on July 28, 2021. Interest of 15% per annum, due quarterly. Principal payments begin June 1, 2023.	$15,000,000	$15,000,000

Seller notes dated December 17, 2020 in the original amount of $44,250,000. Interest of 12% per annum, due monthly. Principal payments begin December 17, 2025.	44,250,000	44,250,000

Investor note dated December 3, 2021, in the original amount of $95,000,000. Interest of 13% per annum, 9% payable in cash and 4% accreting to the principal amount.	100,109,574	99,118,391

Nuevo note dated February 7, 2022 in the original amount of $17,000,000. Interest of 5% per annum, due monthly. Principal balance is due February 7, 2025.	17,000,000	17,000,000

Less: unamortized debt issuance costs	(6,182,181)	(6,603,695)
Less: unamortized debt discount	(38,993,243)	(40,993,176)

Total long term debt	131,184,150	127,771,520
Less: current portion of long term debt	(3,000,000)	(2,250,000)

Long term debt and unamortized debt issuance costs	$128,184,150	$125,521,520

		Unamortized
	Principal	Debt Issuance	Unamortized	Total Long
	Payments	Costs	Debt Discount	Term Debt
2023	2,250,000	1,264,535	6,523,560	(5,538,095)
2024	3,000,000	1,686,049	9,734,935	(8,420,984)
2025	40,651,759	1,686,049	11,057,799	27,907,911
2026	130,457,815	1,545,548	11,676,949	117,235,318
2027	—	—	—	—
Thereafter	—	—	—	—
Total	$176,359,574	$6,182,181	$38,993,243	$131,184,150

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	March 31, 2023
Asset
Operating lease right of use assets	Noncurrent assets	$19,783,067
Liabilities
Lease liabilities	Current Liabilities	$3,648,395
Lease liabilities	Noncurrent liabilities	19,108,720

Maturities of Lease Liabilities

Maturities of lease liabilities as of March 31, 2023 are as follows:

2023	$35,528,050
Less: Interest	12,250,813
Present value of lease liabilities	$23,277,237

The following table presents the Company’s future minimum lease obligation under ASC 842 as of March 31, 2023:

2023	$4,730,948
2024	5,343,579
2025	4,976,285
2026	4,496,205
2027	3,215,732
Thereafter	12,765,301
Total	$35,528,050

13.Stockholders’ Equity

The Company is authorized to issue two classes of stock, preferred stock and Common Stock.

Preferred Stock

The number of shares of preferred stock authorized is 10,000,000, par value $0.001 per share (“Preferred Stock”). The preferred stock may be divided into such number or series as the Board may determine. The Board is authorized to determine and alter the rights, preferences, privileges, and restrictions granted and imposed upon any wholly unissued series of preferred stock, and to fix the number and designation of shares of any series of preferred stock. The Board, within limits and restrictions stated in any resolution of the Board, originally fixing the number of shares constituting any series may increase or decrease, but not below the number of such series then outstanding, the shares of any subsequent series.

The Company had 86,994 shares of Preferred Stock issued (including 944 shares in escrow) as of March 31, 2023 and 86,994 shares of Preferred Stock issued (including 944 shares in escrow) as of December 31, 2022. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount, (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances. Preferred dividends were $2,029,394 and $1,743,444 for the three months ended March 31, 2023, and March 31, 2022, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”). The Company had 56,352,545 shares of Common Stock issued, 55,212,547 shares of Common Stock outstanding, 920,150 shares of Common Stock in treasury, and 441,247 shares of Common Stock in escrow as of March 31, 2023, and 56,352,545 shares of Common Stock issued, 55,212,547 shares of Common Stock outstanding, 920,150 shares of Common Stock in treasury, and 219,848 shares of Common Stock in escrow as of December 31, 2022.

Employee Stock Option Plan

The Company’s stock option plan permits the grant of share options to its employees. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 years of continuous service and have a 10-year contractual terms.

The Company recognized $214,544 and $991,083 in expense for stock-based compensation from Common Stock options and Common Stock issued to employees, officers, and directors during the three months ended March 31, 2023 and March 31, 2022, respectively.

Common Stock Issued as Compensation to Employees, Officers, and Directors

For the year ended December 31, 2022, the Company issued 717,546 shares of Common Stock valued at $1,027,288 to employees and directors as compensation.

For the three months ended March 31, 2023, the Company did not issue any shares of Common Stock as compensation to directors.

Common and Preferred Stock Issued as Payment for Acquisitions

The Company issued an aggregate of 1,146,099 shares of Common Stock valued at $1,948,620 in connection with the acquisition of the assets of Drift during 2022.

On February 9, 2022, the Company issued 7,116,564 shares of Common Stock valued at $11,600,000 for the acquisition of MCG.

On May 31, 2022, the Company issued 1,670,230 shares of Common Stock valued at $1,900,000 (of which 219,847 shares valued at $288,000 were placed in escrow) for the acquisition of Urban Dispensary.

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

For the year ended December 31, 2021, the Company issued warrants to purchase an aggregate of 5,531,249 shares of Common Stock as consideration for the Star Buds Acquisition. These warrants have an exercise price of $1.20 per share and expiration dates five years from the dates of issuance. In addition, the Company issued a warrant to purchase an aggregate of 1,500,000 shares of Common Stock to Altmore in connection with entering into a loan agreement. This warrant has an exercise price of $2.50 per share and expires five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.20 and $2.50, respectively, (ii) the contractual term of the warrant of five years, (iii) a risk-free interest rate ranging between 0.21% - 1.84% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 157.60% - 194.56%. No new warrants were issued as of March 31, 2023.

The following table reflects the change in Common Stock purchase warrants for the period ended March 31, 2023:

	Equity Classified Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2022	7,218,750	$1.76	2.99
Warrants exercised	—	—	—
Warrants forfeited/expired	—	—	—
Warrants issued	—	—	—
Balance as of March 31, 2023	7,218,750	$1.76	2.74

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss)	$1,745,429	$(26,778,702)
Less: Accumulated preferred stock dividends for the period	(2,029,394)	(1,743,444)
Net income (loss) attributable to common stockholders	$(283,965)	$(28,522,146)

Denominator:
Weighted-average shares of common stock	55,835,501	46,841,971

Basic earnings (loss) per share	$(0.01)	$(0.61)

Numerator:
Net income (loss) attributable to common stockholders – Basic	(283,965)	(28,522,146)
Add: Investor note accrued interest	421,514	—
Add: Investor note amortized debt discount	1,999,933	—
Less: Gain on derivative liability related to investor note	(8,501,685)	—
Net income (loss) attributable to common stockholders – dilutive	$(6,364,203)	$(28,522,146)

Denominator:
Weighted-average shares of common stock	55,835,501	46,841,971
Dilutive effect of investor notes	45,772,777	—
Diluted weighted-average shares of common stock	101,608,278	46,841,971

Diluted earnings (loss) per share	$(0.06)	$(0.61)

Basic net loss per share attributable to common stockholders is computed by dividing reported net loss attributable to common stockholders by the weighted average number of common shares outstanding for the reported period. Note that for purposes of basic earnings (loss) per share calculation, shares of Preferred Stock are excluded from the calculation for the three months ending March 31, 2023 and March 31, 2022, as the inclusion of the common share equivalents would be anti-dilutive.

15.Tax Provision

The following table summarizes the Company’s income tax expense and effective tax rates for three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Income (loss) before income taxes	$6,407,607	$(25,518,808)
Income tax expense	4,662,178	1,259,894
Effective tax rate	72.76%	(4.94)%

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

The effective tax rate for the three months ended March 31, 2023 varies from the three months ended March 31, 2022 primarily due to the change in the Company's expenses that are nondeductible under IRC Section 280E as a proportion of total expenses in the current year and the Company's release of its full valuation allowance against is deferred tax assets at December 31, 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2022, the Company determined that it was more likely than not that its deferred tax assets will be realized and released its full valuation allowance.  The Company  has additional sources of income, primarily related to acquired deferred tax liabilities with known reversal periods, that will result in future taxable income in excess of its deferred tax assets. Management assesses the need for a valuation allowance each period and continues to have no valuation allowance recorded against its deferred tax assets as of March 31, 2023.

The Company is subject to Federal and state income tax within the United States. The Federal statute of limitation remains open for the 2018 tax year to present. The state statutes of limitation remain open for the 2018 tax year to present.

16.Related Party Transactions

Transactions with Justin Dye and Entities Affiliated with Justin Dye

The Company has participated in several transactions involving Dye Capital, Dye Capital Cann Holdings, LLC (“Dye Cann I”) and Dye Capital Cann Holdings II, LLC (“Dye Cann II”). Justin Dye, the Company’s Chief Executive Officer, one of its directors, and the largest beneficial owner of Common Stock and Preferred Stock, controls Dye Capital and Dye Capital controls Dye Cann I and Dye Cann II. Dye Cann I is the largest holder of the Company’s outstanding Common Stock. Dye Cann II is a significant holder of our Preferred Stock. Mr. Dye has sole voting and dispositive power over the securities held by Dye Capital, Dye Cann I, and Dye Cann II.

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

The Company granted Dye Cann I certain demand and piggyback registration rights with respect to the shares of Common Stock sold under the Dye Cann I SPA and issuable upon exercise of the warrants sold under the Dye Cann I SPA. The Company also granted Dye Cann I the right to designate one or two individuals for election or appointment to the Company’s board of directors (the “Board”) and Board observer rights. Further, under the Dye Cann I SPA, until June 5, 2022, if the Company desires to pursue debt or equity financing, the Company must first give Dye Cann I an opportunity to provide a proposal to the Company with the terms upon which Dye Cann I would be willing to provide or secure such financing. If the Company does not accept Dye Cann I’s proposal, the Company may pursue such debt or equity financing from other sources but Dye Cann I has a right to participate in such financing to the extent required to enable Dye Cann I to maintain the percentage of Common Stock (on a fully-diluted basis) that it then owns, in the case of equity securities, or, in the case of debt, a pro rata portion of such debt based on the percentage of Common Stock (on a fully-diluted basis) that it then owns. The warrants granted to Dye Cann I pursuant to the Dye Cann I SPA expired on June 5, 2022.

The Company entered into a Securities Purchase Agreement (as amended, the “Dye Cann II SPA”) with Dye Cann II on November 16, 2020 pursuant to which the Company agreed to sell to Dye Cann II shares of Preferred Stock in one or more tranches at a price of $1,000 per share. The Company and Dye Cann II entered into an amendment to the Dye Cann II SPA on December 16, 2020, a second amendment to the Dye Cann II SPA on February 3, 2021, and a third amendment to the Dye Cann II SPA on March 30, 2021. The Company issued and sold to Dye Cann II 7,700 shares of Preferred Stock on December 16, 2020, 1,450 shares of Preferred Stock on December 18, 2020, 1,300 shares of Preferred Stock on December 22, 2020, 3,100 shares of Preferred Stock on February 3, 2021, 1,300 shares of Preferred Stock on February 25, 2021, 2,500 shares of Preferred Stock on March 2, 2021 and 4,000 shares of Preferred Stock on March 30, 2021. As a result, the Company issued and sold an aggregate of 21,350 shares of Preferred Stock to Dye Cann II for aggregate gross proceeds of $21,350,000.

The Company granted Dye Cann II certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock under the Dye Cann II SPA. Further, the Company granted Dye Can II the right to designate one or more individuals for election or appointment to the Board and Board observer rights.

On December 16, 2020, the Company entered into a Secured Convertible Note Purchase Agreement with Dye Capital and issued and sold to Dye Capital a Convertible Note and Security Agreement in the principal amount of $5,000,000. On February 26, 2021, Dye Capital elected to convert the $5,000,000 principal amount and the $60,250 of accrued but unpaid interest under the Convertible Promissory Note and Security Agreement under its terms and Dye Capital and the Company entered into a Conversion Notice and Agreement pursuant to which the Company issued 5,060 shares of Preferred Stock to Dye Capital and also paid Dye Capital $230.97 in cash in lieu of issuing any fractional shares of Series Preferred Stock upon conversion.

For the year ended December 31, 2022 the Company recorded expenses of $382,622 with Tella Digital. As of March 31, 2023, the Company recorded expenses of $171,207 with Tella Digital, as compared to expenses of $214,908 recorded for the period ended March 31, 2022. Tella Digital provides on-premise digital experience solutions for our retail dispensary locations. Mr. Dye is an indirect partial owner of and serves as Chairman of Tella Digital.

Transactions with Entities Affiliated with Nirup Krishanmurthy

For the year ended December 31, 2022 the Company recorded expenses of $382,622 with Tella Digital. As of March 31, 2023, the Company recorded expenses of $171,207 with Tella Digital, as compared to expenses of $214,908 recorded for the period ended March 31, 2022. Tella Digital provides on-premise digital experience solutions for our retail dispensary locations. Nirup Krishnamurthy, the Company’s President and one of its directors, is an indirect partial owner of Tella Digital.

Transactions with Jeffrey Cozad and Entities Affiliated with Jeffrey Cozad

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “CRW SPA”) with CRW Capital Cann Holdings, LLC (“CRW”) pursuant to which the Company issued and sold 25,350 shares of Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of the Company’s common stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Preferred Stock under the CRW SPA. On the same date, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Preferred Stock beneficially held by CRW on the applicable date on an as-converted to common stock basis divided by the total number of shares of common stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for common stock at the time of determination). Further, under the letter agreement, the Company paid CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $150,000 in monthly installments of $12,500. The Company paid CRW a monitoring fee of $25,000 during 2022, and the Company did not pay any monitoring fees to CRW for the period ended March 31, 2023. On March 14, 2021, the Board appointed Jeffrey A. Cozad as a director to fill a vacancy on the Board. Mr. Cozad is a co-manager and owns 50% of CRW Capital, LLC, and he shares voting and disposition power over the shares of Preferred Stock held by CRW with Mr. Rubin. Mr. Cozad and his family members indirectly own membership interests in CRW.

On December 7, 2021, the Company entered into a Securities Purchase Agreement with Cozad Investments, L.P. pursuant to which the Company issued an Investor Note in the aggregate principal amount of $250,000 to Cozad Investments, L.P. for $245,000 in cash. The Investor Note bears interest at 13% per year payable quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Cozad is the majority owner of Cozad Investments, L.P, and a member of the Board.

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock and 22,728 shares of Common Stock, respectively, to Mr. Cozad as compensation for service on the Board. These shares are valued at $70,001 and $35,001 for May and June 2022, respectively.

Transactions with Marc Rubin and Entities Affiliated with Marc Rubin

On February 26, 2021, the Company entered into the CRW SPA with CRW, of which Marc Rubin is a beneficial owner. Pursuant to the CRW SPA, the Company issued and sold 25,350 shares of Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of the Company’s common stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Preferred Stock under the CRW SPA. Effective February 4, 2022, the Company registered the resale of the shares of common stock issuable upon conversion of the Preferred Stock on a Form S-3. Also on February 26, 2021, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Preferred Stock beneficially held by CRW on the applicable date on an as-converted-to-common-stock basis divided by the total number of shares of common stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for common stock at the time of determination). Further, under the letter agreement, the Company paid CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $25,000 in 2022, and the Company did not pay any monitoring fees to CRW for the period ended March 31, 2023. Mr. Rubin is a co-manager and 50% owner of CRW Capital, LLC, and he shares voting and disposition power over the shares of Preferred Stock held by CRW with Mr. Cozad.

On December 7, 2021, the Company entered into a Securities Purchase Agreement with The Rubin Revocable Trust U/A/D 05/09/2011 (the “Rubin Revocable Trust”) pursuant to which the Company issued an Investor Note in the aggregate principal amount of $100,000 to the Rubin Revocable Trust for $98,000 in cash. The Investor Note bears interest at 13% per year payable quarterly commencing March 31, 2022 in cash for the amount equal to the amount payable on such date as if the Investor Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Rubin is the majority owner of the Rubin Revocable Trust and a member of the Board. In October 2022, the Board appointed Mr. Rubin as a director to fill a vacancy on the Board.

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

Transactions with Star Buds Parties

The Company has participated in several transactions involving entities owned or affiliated with one or more of its directors or 5% or greater beneficial owners that are affiliated with Star Buds and/or the Star Buds Acquisitions. These individuals include: (i) Brian Ruden, a former director of the Company as of October 2022, and a beneficial owner of 10% or more of the Company’s voting stock, (ii) Salim Wahdan, a former director of the Company as of March 2023, and (iii) Naser Joudeh and Shadhaa Ramadan, jointly as the beneficial owner of 10% or more of the Company’s voting stock (the “Joudeh Owners” and together with Brian Ruden and Salim Wahdan, the “Star Buds Affiliates”). Each of Brian Ruden, Salim Wahdan, and the Joudeh Owners had an ownership stake in the Star Buds companies acquired by the Company between December 2021 and May 2022.

Between December 17, 2020 and March 2, 2021, the Company’s wholly-owned subsidiary SBUD LLC acquired Star Buds assets. The aggregate purchase price for the Star Buds assets was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, also referred to in this report as “seller note(s),” (iii) 29,506 shares of Preferred Stock, of which 25,078 shares were issued at the applicable closings and 4,428 shares were held back by the Company as collateral for potential indemnification obligations pursuant to the applicable purchase agreements. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of common stock to the sellers. Each Party’s interests in the seller notes is as follows: (i) Brian Ruden: 31%, (ii) Salim Wahdan: 3.5%, and (iii) the Joudeh Owners: 28%. The Company issued warrants to purchase an aggregate of (i) 1,715,936 shares of common stock to Mr.

Ruden, (ii) 193,929 shares of commons stock to Mr. Wahdan, and (iii) 1,522,457 shares of common stock to the Joudeh Owners.

As of December 31, 2022, the Company (i) owed an aggregate principal amount of $44,250,000 under the seller notes, (ii) paid an aggregate of $5,310,000 in interest on the seller notes, and (iii) held 944 shares of Preferred Stock in escrow as collateral for potential indemnification obligations pursuant to the applicable purchase agreements.

In connection with acquiring the Star Buds assets the Company also assumed and acquired a number of leases for which one or more of the Star Buds Affiliates serve as landlord or maintain an ownership interest in the landlord entity. The Company has entered into a lease with each of 428 S. McCulloch LLC, Colorado Real Estate Holdings LLC, 5844 Ventures LLC, 5238 W 44th LLC, 4690 Brighton Blvd LLC, 14655 Arapahoe LLC and Montview Real Estate LLC, on substantially the same terms. Each of the leases is for an initial three-year term. The lease with 428 S. McCulloch LLC is for the Company’s Pueblo West Star Buds location and was effective on December 17, 2020. The leases with Colorado Real Estate Holdings LLC and 5844 Ventures LLC is for the Company’s Niwot and Commerce City Star Buds location, respectively, and was effective on December 18, 2020. The lease with 5238 W 44th LLC is for the Company’s Lakeside Star Buds location and was effective on February 3, 2021. The lease with 4690 Brighton Blvd LLC is for the Company’s Brighton store in north Denver and was effective on February 3, 2021. The lease with 14655 Arapahoe LLC and Montview Real Estate LLC is for the Company’s Arapahoe and Aurora locations, respectively, and was effective on March 2, 2021. The 428 S McCulloch LLC, 5844 Ventures LLC and 5238 W 44th LLC provides for a monthly rent payment of $5,000 with an aggregate of $180,000 during the initial term of the leases. The Colorado Real Estate Holdings LLC lease provides for a monthly rent payment of $6,779 with an aggregate of $244,044 during the initial term of the lease. The 14655 Arapahoe LLC lease provides for a monthly rent payment of $12,367 with an aggregate of $445,212 during the initial term of the lease. The Montview Real Estate LLC lease provides for a monthly rent of $6,250 with an aggregate of $225,000 during the initial term of the lease. The Brighton Blvd LLC lease provides for a monthly rent payment of $7,250 with an aggregate of $261,000 during the initial term of the lease. SBUD LLC made aggregate rent payments of $142,938 and $571,752 for the periods ending March 31, 2023 and December 31, 2022, respectively, as compared to aggregate rent payments of $121,188 for the period ending March 31, 2022 made by SBUC LLC.  In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms with escalation. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

On December 17, 2020, SBUD LLC entered into a Trademark License Agreement with Star Brands LLC under which Star Brands LLC licenses certain trademarks to SBUD LLC effective as of the closing of the acquisitions of all Star Buds assets. SBUD LLC has no payment obligation under this agreement. Mr. Ruden and Mr. Joudeh are partial owners of Star Brands LLC.

In connection with the Star Buds Acquisitions, the Company granted Mr. Ruden and Mr. Joudeh the right to jointly designate two or three individuals for election or appointment to the Board, depending on the size of the Board at a given time.

17.Commitments and Contingencies

Definitive Agreement to Acquire Two Retail Dispensaries from Colorado-Based Smokey’s.

On January 25, 2023, the Company entered into an Asset Purchase Agreement (the “Smokey’s Purchase Agreement”) with Smoke Holdco, LLC, a wholly-owned indirect subsidiary of the Company (the “Smokey’s Purchaser”), Cannabis Care Wellness Centers, LLC d/b/a Smokey’s (“Cannabis Care”), Green Medicals Wellness Center #5, LLC d/b/a Smokey’s (“Green Medicals” and together with Cannabis Care, “Smokey’s”), Thomas Jerome Wilczynski, as Representative, and the owners of Smokey’s, Jeremy Ryan Lewchuk, T&B Holdings LLC, and Thomas Jerome Wilczynski, pursuant to which the Smokey’s Purchaser will purchase two retail and medical marijuana stores located in Fort Collins, Colorado and Garden City, Colorado, on the terms and subject to the conditions set forth in the Smokey’s Purchase Agreement (collectively, the “Smokey’s Acquisition”). The aggregate consideration for the Smokey’s Acquisition will be up to $7.5 million, payable in cash and shares of common stock. At the closing, the Company will pay the purchase price (i) in cash in the amount of $3.75 million and (ii) in shares of the Company’s common stock in the amount of $3,150,000 divided by the price per share of the Company’s common stock as of market close on the first trading day immediately before the closing of the Smokey’s Acquisition. At closing, the Company will use a portion of the purchase price to pay off certain indebtedness and transaction expenses of Smokey’s and then pay the balance to Smokey’s. The Company will hold back from issuance additional shares of the Company’s common stock in the amount of $600,000 divided by the price per share of the Company’s common stock as of market close on the first trading day immediately before the closing of the Smokey’s Acquisition and $150,000 of the cash portion of the purchase price as collateral for potential claims for indemnification from Smokey’s under the Smokey’s Purchase Agreement. Any portion of the holdback consideration not used to satisfy indemnification claims will be issued or released (as applicable) to the owners of Smokey’s on the 18-month anniversary of the closing date of the Smokey’s Acquisition in accordance with the Smokey’s Purchase Agreement. The cash holdback is also subject to post-closing reduction if any of the actual marijuana inventory or cash at closing is less than certain targets stated in the Smokey’s Purchase Agreement.

The Smokey’s Purchase Agreement contains customary representations and warranties, covenants, and indemnification provisions for a transaction of this nature, including, without limitation, covenants regarding the operation of Smokey’s’ business before the closing of the Smokey’s Acquisition, and confidentiality, non-compete and non-solicitation undertakings by Smokey’s and the owners of Smokey’s. The Smokey’s Purchase Agreement also contains certain termination rights for each of the Smokey’s Purchaser (on its own behalf and on behalf of the Company) and Smokey’s (on its own behalf and on behalf of the owners), subject to the conditions set forth in the Smokey’s Purchase Agreement, including, without limitation, if the closing has not occurred within 120 days of submission of the state regulatory application required pursuant to the Smokey’s Purchase Agreement. The closing of the Smokey’s Acquisition is subject to closing conditions customary for a transaction of this nature, including, without limitation, obtaining licensing approval from the Colorado Marijuana Enforcement Division and local regulatory authorities.

18.Segment Information

The Company has three identifiable segments as of March 31, 2023; (i) retail, (ii) wholesale and (iii) and other. The retail segment represents our dispensaries which sell merchandise directly to customers via retail locations and e-commerce portals. The wholesale segment represents our manufacturing, cultivation, and wholesale business which sells merchandise to customers via e-commerce portals, a retail location, and a manufacturing facility. The other segment derives its revenue from in-store advertisements and vendor promotions offered in the Company’s retail dispensaries.

The following information represents segment activity as of and for the three months ended March 31, 2023:

	Retail	Wholesale	Other	Total
External revenues	$35,820,111	$4,058,925	$121,900	$40,000,936
Depreciation and Intangible assets amortization	2,427,861	744,653	258,127	3,430,641
Segment profit	18,761,566	(660,110)	(8,758,551)	9,342,905
Segment assets	201,194,400	74,479,695	50,301,180	325,975,275

The following information represents segment activity as of and for the three months ended March 31, 2022:

	Retail	Wholesale	Other	Total
External Revenues	26,525,716	5,207,388	44,450	31,777,554
Depreciation and Intangible assets amortization	2,004,408	326,573	209,815	2,540,796
Segment profit	3,761,943	(421,864)	(30,118,781)	(26,778,702)
Segment assets	184,138,812	64,813,396	73,930,525	322,882,733

Segment assets from Other are mainly related to goodwill from the Nuevo acquisition.

19.Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2023 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

Definitive Agreement to Acquire One Medical Retail Dispensary from Colorado-Based Standing Akimbo.

On April 13, 2023, the Company and its indirect wholly-owned subsidiary, Double Brow, LLC (“Double Brow”) entered into an Asset Purchase Agreement (the “Akimbo Purchase Agreement”) with Standing Akimbo, LLC (“Standing Akimbo”), Spencer A. Kirson (“Kirson”), John G. Murphy (“Murphy” together with Kirson, the “Akimbo Equityholders” and each an “Akimbo Equityholder”), pursuant to which Double Brow will purchase substantially all of Standing Akimbo’s assets used or held for use in its business of owning and operating a medical marijuana store located in Denver, Colorado, on the terms and subject to the conditions set forth in the Akimbo Purchase Agreement (collectively, the “Akimbo Acquisition”). The aggregate consideration for the Akimbo Acquisition will be up to $10.54 million, payable $5 million in cash and approximately $5.54 million in shares of Company’s common stock priced at the closing of the Akimbo Purchase Agreement. Double Brow will pay the cash portion of the purchase price in the amount of $1 million at closing and $4 million in deferred cash payments to be paid to Standing Akimbo in installments over twelve months following the closing of the Akimbo Acquisition. Double Brow will hold back $83,333 from each deferred cash payment (up to $750,000 in the aggregate from the deferred cash consideration) for the purpose of securing Kirson’s performance pursuant to the employment agreement entered into between Kirson and the Company in connection with the Akimbo Purchase Agreement. The deferred cash consideration is also subject to post-closing reduction if any of the actual marijuana inventory or cash at closing is less than certain targets stated in the Purchase Agreement. The stock portion of the purchase price will be payable in the amount of (i) approximately $4.5 million divided by the price per share of the Company’s common stock as of market close on the first trading day immediately before the closing of the Akimbo Acquisition, due to Standing Akimbo at the closing of the Akimbo Acquisition, and (ii) approximately $1.04 million divided by the price per share of the Company’s common stock as of market close on the first trading day immediately before the closing of the Akimbo Acquisition will be held back by the Company as collateral for potential claims for indemnification from Standing Akimbo under the Akimbo Purchase Agreement. Any portion of the holdback consideration not used to satisfy indemnification claims will be issued to the Akimbo Equityholders on the later of (i) the 18-month anniversary of the closing date of the Akimbo Acquisition, or (ii) the date of satisfaction of all amounts payable by Standing Akimbo to government authorities for taxes in accordance with the Akimbo Purchase Agreement.

The Purchase Agreement contains customary representations and warranties, covenants, and indemnification provisions for a transaction of this nature, including, without limitation, covenants regarding the operation of Standing Akimbo’s business before the closing of the Akimbo Acquisition, and confidentiality, non-compete and non-solicitation undertakings by Standing Akimbo and the Akimbo Equityholders. The Akimbo Purchase Agreement also contains certain termination rights for each Double Brow (on its own behalf and on behalf of the Company) and Standing Akimbo (on its own behalf and on behalf of the Akimbo Equityholders), subject to the conditions set forth in the Akimbo Purchase Agreement, including, without limitation, if the closing has not occurred within 120 days of submission of the state regulatory application required pursuant to the Akimbo Purchase Agreement. The closing of the Akimbo Acquisition is subject to closing conditions customary for a transaction of this nature, including, without limitation, obtaining licensing approval from the Colorado Marijuana Enforcement Division and local regulatory authorities. The Company will enter into customary lock-up agreements with the recipients of the stock consideration providing limitations on the resale of the shares of Company common stock received as part of the consideration.

Definitive Agreement to Acquire 14 Retail Dispensaries, One Cultivation Facility, and One Manufacturing Facility from New Mexico-Based Everest Apothecary.

On April 21, 2023, the Company and its indirect wholly-owned subsidiary, Evergreen Holdco, LLC, a New Mexico limited liability company (the “Everest Purchaser”), entered into an Asset Purchase Agreement with Sucellus, LLC, a New Mexico limited liability company (“Everest Seller”), James Griffin, Brook Laskey, William Baldwin, Andrew Dolan, and Greg Templeton (the “Everest Equityholders”), and Brook Laskey, as Representative (the “Everest Purchase Agreement”), pursuant to which Everest Purchaser will acquire substantially all of the operating assets of Everest Seller and assume specified liabilities of Everest Seller, subject to the terms and conditions set forth in the Everest Purchase Agreement (the “Everest Acquisition”). Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for the facilities managed by Everest Seller are held by a not-for-profit entity: Everest Apothecary, Inc., (“Everest Apothecary”). The aggregate purchase price for the Everest Acquisition will be up to approximately $38 million (subject to customary adjustments for working capital, inventory, debt, seller transaction costs, and cash), payable $12.5 million in cash, $17.5 million in the form of an unsecured promissory note, the principal of which is payable on the last day of the calendar quarter following the fourth anniversary of the closing of the Everest Acquisition with interest payable quarterly at an annual interest rate of 5% (the “Everest Note”), $8 million in Company common stock priced at closing of the Everest Purchase Agreement, and a potential “earn-out” payment of up to an additional $8 million, payable in Company common stock priced at closing of the Everest Purchase Agreement, based on the revenue performance of certain retail stores of Everest Apothecary for 12 months following such store opening for business.

Everest Purchaser will have control of the board of directors of Everest Apothecary following closing of the Everest Purchase Agreement. Further, the Everest Purchase Agreement contemplates that Everest Purchaser will enter into a Call Option Agreement with Everest Apothecary that would provide Everest Purchaser with an option to purchase the equity or assets of Everest Apothecary, including the cannabis licenses, at such time as such an acquisition would be permitted under applicable New Mexico laws and regulations. The Everest Purchase Agreement provides for potential indemnification claims by the Company and Everest Purchaser against Everest Apothecary and the Everest Equityholders subject to certain limitations and conditions. Permitted indemnification claims can be offset against the Everest Note. The Company and Everest Purchaser have also agreed to indemnify certain seller indemnified parties subject to certain limitations and conditions. The Everest Purchase Agreement contains customary representations and warranties, covenants, and indemnification provisions for a transaction of this nature, including, without limitation, covenants regarding the operation of Everest Apothecary’s business before closing, and confidentiality, non-disparagement, non-solicitation and non-competition undertakings by the Everest Equityholders, among others. The Everest Purchase Agreement also contains certain termination rights for parties, subject to the conditions set forth in the Everest Purchase Agreement, including, without limitation, if the closing has not occurred on or before July 20, 2023. The closing of the Everest Purchase Agreement is subject to other closing conditions customary for a transaction of this nature, including, without limitation, obtaining approval from the New Mexico state and local regulatory authorities. The Company will enter into customary lock-up agreements with the recipients of the stock consideration providing limitations on the resale of the shares of Company common stock received as part of the consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In addition to our historical unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in Part II, Item 1A, “Risk Factors.” See also, “CAUTIONARY NOTE ABOUT FORWARD-LOOKING INFORMATION.”

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

Q1 Highlights

During the first quarter of 2023, the Company focused on its growth strategy by pursuing additional acquisition opportunities and growing its retail presence in New Mexico. The Company opened two new stores in February and March 2023 located in Albuquerque and Carlsbad, New Mexico, and it opened a third relocation store in the Northeast Heights neighborhood of Albuquerque, New Mexico, all of which were opened under the R. Greenleaf banner. The Company also entered into a definitive agreement to acquire two retail dispensaries located in Garden City and Forth Collins, Colorado in January 2023. In January and February of 2023, the Company added a new Chief Financial Officer and Chief Legal Officer to its executive leadership team. In March 2023, the Company launched its enhanced customer e-commerce platform in New Mexico for the R. Greenleaf banner.

Recent Developments

In April 2023, the Company entered into two definitive acquisition agreements to expand its overall asset base and operational capacity: one agreement entered into on April 13, 2023 to acquire one medical retail dispensary located in Denver, Colorado from Standing Akimbo, and one agreement entered into on April 21, 2023 to acquire fourteen retail dispensaries, one cultivation facility, and one manufacturing facility predominantly located in and around Albuquerque, New Mexico from Everest Apothecary. The Company also launched its newest internally developed brand of pre-ground, ready-to-roll flower, EDW or Every Day Weed, in April 2023 in Colorado with expansion plans for New Mexico coming soon. In May 2023, the Company announced the addition of a new Executive Vice President of Commercial Sales to its executive leadership team.

RESULTS OF OPERATIONS – CONSOLIDATED

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022 and (ii) consolidated balance sheet as of March 31, 2023 and December 31, 2022 have been derived from and should be read in conjunction with the consolidated financial statements and accompanying notes presented in this report.

The Company’s consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	For the Three Months Ended
	March 31,		2023 vs 2022
	2023	2022	$ ∆	% ∆
Total revenue	$40,000,936	$31,777,554	$8,223,382	26%
Total cost of goods and services	16,968,270	20,840,051	(3,871,781)	(19)%
Gross profit	23,032,666	10,937,503	12,095,163	111%
Total operating expenses	17,382,706	15,728,043	1,654,663	11%
Income (loss) from operations	5,649,960	(4,790,540)	10,440,500	(218)%
Total other income (expense)	757,647	(20,728,268)	21,485,915	(104)%
Provision for income taxes (benefit)	4,662,178	1,259,894	3,402,284	270%
Net income (loss)	$1,745,429	$(26,778,702)	$28,524,131	(107)%
Earnings (loss) per share attributable to common shareholders - basic	$(0.01)	$(0.61)	$0.60	(99)%
Earnings (loss) per share attributable to common shareholders - diluted	$(0.06)	$(0.61)	$0.55	(90)%
Weighted average number of shares outstanding - basic	55,835,501	46,841,971
Weighted average number of shares outstanding - diluted	101,608,278	46,841,971

Quarter Ended March 31, 2023 Compared to the Quarter Ended March 31, 2022

Revenue

Revenues for the three months ended March 31, 2023 totaled $40,000,936, including (i) retail sales of $35,820,111 (ii) wholesale sales of $4,058,925 and (iii) other operating revenues of $121,900, compared to revenues of $31,777,554, including (i) retail sales of $26,525,716, (ii) wholesale sales of $5,207,388, and (iii) other operating revenues of $44,450 during the three months ended March 31, 2022, representing an increase of $8,223,382 or 26%. Revenue increased over the prior period largely due to execution of the Company’s growth strategy and adult-use legalization taking effect in New Mexico during 2022.

During the first quarter of 2022, the Company acquired four retail stores in Colorado and ten retail stores in New Mexico. Following the first quarter of 2022, the Company acquired and integrated three additional retail stores in Colorado and opened eight new retail stores in New Mexico through March 31, 2023. Each of these acquisitions and store openings increased the Company’s retail footprint and revenue base in each state that caused revenue to increase as compared to the prior period. Additionally, retail sales in New Mexico for the first quarter of 2022 were limited to medical cannabis sales only; adult-use sales commenced in New Mexico in April 2022, which also caused revenue to be higher in the first quarter of 2023 as compared to the prior period.

Wholesale revenue decreased as compared to the prior period due to continued pricing pressure in the Colorado wholesale market, particularly in bulk distillate and flower prices. Wholesale pricing during the first quarter of 2023 was down by approximately 30% to 40% as compared to the prior period in 2022.

Other revenue increased as compared to the prior period due to increased promotional activity within the Company’s owned retail assets. Incorporation of 11 additional retail stores into the Company’s asset base since March 31, 2022 increased the Company’s ability to offer additional promotional services across a wider retail platform.

Cost of Goods and Services

Cost of goods and services for the three months ended March 31, 2023 totaled $16,968,270 compared to cost of goods and services of $20,840,051 during the three months ended March 31, 2022, representing an decrease of $3,871,781 or 19%. Overall cost of goods and services decreased due to overall cost improvements due to vertical integration in New Mexico.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 totaled $17,382,706, compared to operating expenses of $15,728,043 during the three months ended March 31, 2022, representing an increase of $1,654,663 or 11%. This increase is due to payroll tax refunds offset by intangible asset amortization related to non-cash purchase price accounting adjustments from 2022 acquisitions reflected in selling, general and administrative expenses.

Other Income (Expense), Net

Other income, net for the three months ended March 31, 2023 totaled $757,647 compared to other expense, net, of $20,728,268 during the three months ended March 31, 2022, representing an decrease in other expenses of $21,485,915. The decrease in other expenses is due to the revaluation of the derivative liability related to the Investor Notes issued in December 2021 that was recognized as an expense in the period ended March 31, 2022 but recognized as income for the period ended March 31, 2023.

Net Income (Loss)

As a result of the factors discussed above, we generated net income for the three months ended March 31, 2023 of $1,745,429, compared to net loss of $26,778,702 for the three months ended March 31, 2022.

REVENUE BY SEGMENT

The Company has consolidated financial statements across its operating businesses with operating segments of retail, wholesale and other as set forth below.

	For the Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ ∆	% ∆
Retail	$35,820,111	$26,525,716	$9,294,395	35%
Wholesale	4,058,925	5,207,388	$(1,148,463)	(22)%
Other	121,900	44,450	$77,450	174%
Total revenue	$40,000,936	$31,777,554	$8,223,382	26%

Retail revenues for the quarter and year to date period ended March 31, 2023 were $35,820,111, an increase of $9,294,395 or 35% compared to the same period in 2022. The increase was driven by acquisition activity in Colorado and New Mexico throughout the year as well as organic store openings in New Mexico.

Revenues for the Wholesale segment were $4,058,925 for the quarter and year to date period ended March 31, 2023, a decrease of $1,148,463 or 22% compared to the same period in 2022. Wholesale revenue decreased as compared to the prior period due to continued pricing pressure in the Colorado wholesale market, particularly in bulk distillate and flower prices. Wholesale pricing during the first quarter of 2023 was down by approximately 30% to 40% as compared to the prior period in 2022.

Other revenues were $121,900 for the quarter and year to date period ended March 31, 2023, an increase of $77,450 or 174% compared to the same period in 2022. Other revenue increased as compared to the prior period due to increased promotional activity within the Company’s owned retail assets. Incorporation of 11 additional retail stores into the Company’s asset base since March 31, 2022 increased the Company’s ability to offer additional promotional services across a wider retail platform.

DRIVERS OF RESULTS OF OPERATIONS & KEY PERFORMANCE INDICATORS

Revenue

The Company derives its revenue from three revenue streams: (i) Retail, which sells finished goods sourced internally and externally to the end consumer in retail stores; (ii) Wholesale, which is the cultivation of flower and biomass sold internally and externally and the manufacturing of biomass into distillate for integration into externally developed products, such as edibles and internally developed products such as vapes and cartridges under the Purplebee’s brand; and (iii) Other, which includes other income and expenses from sales of vendor promotional programs within the Company’s owned retail assets.

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

Operating Income

Operating income consists of gross profit less operating expenses. Such operating expenses includes selling, general, and administrative expenses (SG&A), professional services, salary, and stock-based compensation expenses. Operating income measures the profitability of the Company’s operating assets.

Operating Working Capital

Operating Working Capital is derived from current assets, which is adjusted to exclude cash and cash equivalents, less current liabilities, which is adjusted to exclude derivative liabilities and the current portion of long term debt.  Operating Working Capital is a non-GAAP financial measure, please see the section entitled "Non-GAAP Measures" below.

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

Free Cash Flow

We define free cash flow (“Free Cash Flow”) as “net cash flows from operating activities” plus cash interest expense for the applicable measurement period less capital expenditures for the applicable measurement period as shown on our Condensed Consolidated Statement of Cash Flows.  We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, fund acquisitions, make strategic investments, and for certain other activities.  Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP.  Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities.”

NON-GAAP MEASURES AND RECONCILIATION

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA, Operating Working Capital, and Free Cash Flow are non-GAAP measures and do not have standardized definitions under GAAP. The following information provides reconciliations for the supplemental non-GAAP financial measures, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because the Company believes it better explains the results of its core business. Management has evaluated the financial results both including and excluding the adjusted items and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insight when analyzing the core operating performance of the business. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

Reconciliation:

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$1,745,429	$(26,778,702)
Interest expense, net	7,745,854	7,302,254
Provision for income taxes	4,662,178	1,259,894
Other (income) expense, net of interest expense	(8,503,501)	13,426,014
Depreciation and amortization	6,612,814	2,540,796
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$12,262,774	$(2,249,744)
Non-cash stock compensation	214,544	991,083
Deal related expenses	1,195,802	2,256,934
Capital raise related expenses	35,068	564,320
Inventory adjustment to fair market value for purchase accounting	-	6,260,434
Severance	118,436	4,565
Retention program expenses	280,632	-
Employee relocation expenses	25,707	18,778
Other non-recurring items	391,917	17,911
Adjusted EBITDA (non-GAAP measure)	$14,524,880	$7,864,281

Revenue	40,000,936	31,777,554
aEBITDA Percent	36.3%	24.7%

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(879,861)	$3,622,321
Plus: Cash paid for interest	6,540,748	4,722,639
Less: Purchases of fixed assets	(2,913,394)	(2,643,404)
Free cash flow (non-GAAP measure)	$2,747,493	$5,701,556

	Three Months Ended
	March 31,
	2023	2022
Current assets	$74,120,514	$71,735,033
Less: Cash and cash equivalents	(35,166,629)	(38,949,253)
Adjusted current assets	38,953,885	32,785,780

Current liabilities	$41,973,461	$47,381,308
Less: Derivative liabilities	(8,006,568)	(16,508,253)
Less: Current portion of long term debt	(3,000,000)	(2,250,000)
Adjusted current liabilities	30,966,893	28,623,055

Operating working capital (Non-GAAP measure)	$7,986,992	$4,162,725

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2023 and March 31, 2022, the Company had total current liabilities of $41,973,461 and $47,381,308, respectively. As of March 31, 2023 and March 31, 2022, the Company had cash and cash equivalents of $35,166,629 and $38,949,253, respectively to meet its current obligations. The Company had operating working capital of $7,986,992 as of March 31, 2023, an increase of $3,824,267 as compared to March 31, 2022. The increase in operating working capital for the three months ended March 31, 2023 was largely driven by increased inventory and reduction of accounts payable throughout the quarter.

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

The wholesale cannabis market has experienced downward pricing pressure from over-supply of certain cannabis products in the market, which has affected retail margins in certain periods and will likely impact the relationship between cost and revenue if and/or when supply is constrained. However, we maintain the ability to shift between external sales and internal use or transfer of our wholesale products due to vertical integration based on market conditions, which may mitigate some of the negative impacts of wholesale market downturns. Wholesale pricing can affect margins positively or negatively depending on market conditions, but profit as a percentage of revenue tends to have an inverse relationship with market pricing conditions. Wholesale pricing increases could reduce retail margins and also generate positive profitability in the wholesale segment, and vice versa. The Company anticipates that the wholesale market will likely remain depressed relative to previous recent periods, which can negatively impact the Company’s overall liquidity.

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

Cash Flows

Net cash (used in) provided by operating, investing and financing activities for the periods ended March 31, 2023 and 2022 were as follows:

	For the Periods Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(879,861)	$3,622,321
Net cash used in investing activities	(2,902,763)	(62,334,443)
Net cash provided by financing activities	—	—

Operating Activities

The change in cash related to operating activities for the three months ended March 31, 2023 was predominantly driven by inventory expansion and reduction of accounts payable during the period as compared to the period ended March 31, 2022.

Investing Activities

The Company’s use of cash from investing activities is driven by acquisition of businesses, cannabis licenses, and property, plant, and equipment for existing entities such as store remodels. The variance in cash used for investing activities relates to decreased acquisition activity for the period ended March 31, 2023 as compared to the prior period.

Financing Activities

Historically, our cash provided by financing activities has mainly consisted of proceeds from our Loan Agreement with Altmore, the Investor Notes and the issuance of shares of Common Stock. There were no cash financing activities during the first quarter of 2022 and 2023. In accordance with ASC 230 Statement of Cash Flows, certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net earnings and financial position.

Description of Indebtedness

Loan Agreement

On February 26, 2021, the Company entered into the Loan Agreement with Altmore. Upon execution of the Loan Agreement, the Company received $10,000,000 of loan proceeds. In connection with the Company’s acquisition of Southern Colorado Growers (“SCG”), the Company received an additional $5,000,000 of loan proceeds under the Loan Agreement. The term loan incurs 15% interest per annum, payable quarterly on March 1, June 1, September 1, and December 1 of each year. The Company will be required to make principal payments beginning on June 1, 2023 in the amount of $750,000, payable quarterly with the remainder of the principal due upon maturity on February 26, 2025. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in the assets of PBS Holdco LLC (“PBS”), a wholly owned subsidiary of the company and the Company’s Colorado manufacturing operation, and the 36 acres of land in Huerfano County, Colorado owned by the Company and designed for indoor and outdoor cultivation (the “Altmore Collateral”).

Under the terms of the loan, the Company must comply with certain restrictions and covenants. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of March 31, 2023, the Company was in compliance with the requirements described above.

Seller Notes

As part of the Star Buds Acquisitions, the Company entered into a deferred payment arrangement with the sellers in an aggregate amount of $44,250,000, also referred to in this report as “seller note(s)”. The seller notes incur 12% interest per annum, payable on the first of every month through November 2025. Principal payments are due in accordance with the following schedule: $13,901,759 on December 17, 2025, $3,474,519 on February 3, 2026, and $26,873,722 on March 2, 2026. The seller notes are secured by a first priority security interest in substantially all of the assets owned by SBUD LLC, a wholly-owned subsidiary of the Company that acquired the Star Buds assets (the “Star Buds Collateral”).

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

Under the Indenture, the Company must comply with certain restrictions and covenants. These include customary events of default and various financial covenants, including maintaining (i) a consolidated fixed charge coverage ratio of no less than 1.30 to 1.00 at the end of each fiscal quarter, and (ii) a minimum of $10,000,000 (in aggregate) in deposit accounts in which the Indenture Collateral Agent has a security interest. As of March 31, 2023, the Company was in compliance with the requirements described above.

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

The following table quantifies the Company’s future contractual obligation as of March 31, 2023:

	Total	2023	2024	2025	2026	2027	Thereafter
Notes Payable (a)	$176,359,574	$2,250,000	$3,000,000	$40,651,759	$130,457,815	$—	$—
Interest Due on Notes Payable (b)	60,557,262	17,395,558	17,325,242	15,443,743	10,392,719	—	—
Right of Use Assets (c)	35,528,050	4,730,948	5,343,579	4,976,285	4,496,205	3,215,732	12,765,301
Cash for Acquisitions (d)	6,750,000	6,750,000	—	—	—	—	—
Total	$279,194,886	$31,126,506	$25,668,821	$61,071,787	$145,346,739	$3,215,732	$12,765,301

(a) This amount excludes $38,993,243 of unamortized debt discount and $6,182,181 of unamortized debt issuance costs. See Note 11 “Debt” to our consolidated financial statements.

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

(c) Reflects our contractual obligations to make future payments under all of the Company’s leases in effect as of March 31, 2023. See Note 12 “Leases” to our consolidated financial statements.

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

We performed our annual fair value assessment as of December 31, 2022 on our subsidiaries with material goodwill on our respective balance sheets and recognized a goodwill impairment charge of $11,719,306, of which $3,708,226 is presented under loss from disposal of assets in the accompanying consolidated statements of comprehensive income as it is related to ceased operations during 2022. No additional factors or circumstances existed as of March 31, 2023, that would indicate impairment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 7, 2019, the Company filed a complaint against ACC Industries Inc. and Building Management Company B, L.L.C., in state district court located in Clark County, Nevada, alleging, amongst other causes of action, breach of contract, conversion, and unjust enrichment and seeking general, special and punitive damages. On July 17, 2019, the parties stipulated to stay the case in favor of arbitration. On February 25, 2020 ACC Industries Inc. filed a counterclaim against the Company alleging breach of contract. The Company discovered new facts that lead it to believe that a related entity not previously named as a party to the arbitration, ACC Enterprises, LLC (“ACC”), should be brought in as a party to the arbitration. Based upon the new facts, the Company filed a motion to amend the complaint to add new claims and ACC as a party. On September 1, 2020, the arbitrator granted the Company’s motion and permitted the Company to amend the complaint to add ACC as a party. On September 1, 2020, the Company filed an amended complaint and added intentional misrepresentation, fraudulent inducement, civil conspiracy, aiding and abetting, successor liability and fraudulent concealment claims. The Company began arbitration proceedings on November 2, 2020. The Company completed arbitration in February 2021. On May 14, 2021, the Arbitrator entered an award in favor of the Company in the aggregate amount of $1,935,273, subject to an offset equal to $150,000, for a total net award of $1,785,273. After the arbitration award was entered, a receiver was appointed over ACC and its affiliates due to the death of the only owner who had a valid cannabis establishment registration agent card. An automatic litigation stay was entered upon the appointment of the receiver. During the receivership, ACC’s owners have had internal ownership disputes and ACC has had financial difficulties. The receiver has taken the position that ACC should be liquidated. On April 28, 2022, the receiver received approval from the court to liquidate ACC’s assets. On May 24, 2022, upon the completion of a bidding procedure for certain ACC assets, the court approved the sale of certain ACC assets to the only and prevailing bidder. The sale is now completed.  On July 26, 2022, the court approved a creditors’ claim process. The Company complied with the claim process and its claim was approved by the receiver.  The Company believes that it will, or the receiver will, file a motion to begin winding up the receivership and request that the receiver make a preliminary distribution of the proceeds obtained from the asset sale to approved creditors.  The Company believes it is the largest creditor and that the asset sale proceeds will be distributed pro rata to creditors with approved claims.

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those identified in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the period ended December 31, 2022 filed with the Securities and Exchange Commission on March 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is subject to restrictions on the payment of dividends and other working capital requirements in its loan and debt agreements. See Note 11 to the Financial Statements included in Part I to this Report for additional information on the Company’s indebtedness and related restrictions therein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1 +

Asset Purchase Agreement, dated April 13, 2023, by and among Medicine Man Technologies, Inc., Double Brow, LLC, Standing Akimbo LLC, Spencer Kirson, and John Murphy (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed April 19, 2023 (Commission File No. 000-55450))

2.2 ++

Asset Purchase Agreement, dated April 21, 2023, by and among Medicine Man Technologies, Inc., Evergreen Holdco, LLC, Sucellus, LLC, Brook Laskey, as Representative, and the Equityholders named therein (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed April 26, 2023 (Commission File No. 000-55450))

2.3 *,+

Asset Purchase Agreement, dated January 25, 2023, by and among Medicine Man Technologies, Inc., Smoke Holdco, LLC, Cannabis Care Wellness Centers, LLC, Green Medicals Wellness Center #5, LLC, Thomas Wilczynski, Jeremy Lewchuk, T&B Holdings, LLC, and Thomas Wilczynski as Representative

10.1 #

Employment Agreement dated February 15, 2023, by and between Medicine Man Technologies, Inc. and Christine Jones (Incorporated by reference to Exhibit 10.29 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 29, 2023 (Commission File No. 000-55450))

10.2 #

Employment Agreement dated January 16, 2023, by and between Medicine Man Technologies, Inc. and Forrest Hoffmaster (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed January 19, 2023 (Commission File No. 000-55450))

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32 **	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

+

Certain exhibits and schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

++	Certain information has been redacted pursuant to Item 601(a)(6) of Regulation S-K. The Company hereby undertakes to supplementally furnish any redacted information to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2023	MEDICINE MAN TECHNOLOGIES, INC.

	By:	/s/ Justin Dye
Justin Dye, Chief Executive Officer (Authorized Officer)

	By:	/s/ Forrest Hoffmaster
Forrest Hoffmaster, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)