Form 10-Q
period 2023-06-30
Medicine Man Technologies, Inc.
filed 2023-08-10
CIK 1622879

Tony

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the Registrant had 70,590,451 shares of Common Stock outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “become,” “develop,” “build,” or the negative of these terms or other words of similar meaning in connection with a discussion of future events or future operating or financial performance, although the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based upon our current assumptions, expectations, and beliefs concerning future developments and their potential effect on our business. Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors which may cause actual events or our actual results, performance, or achievements to be materially different from the future events, results, performance, or achievements expressed or implied by any forward-looking statements. There can be no assurance that future events, results, performance, or achievements will be in accordance with our expectations or that the effect of future events, results, performance, or achievements will be those anticipated by us.

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

Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this Quarterly Report on Form 10-Q are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$19,872,099	$38,949,253
Accounts receivable, net of allowance for doubtful accounts	6,179,662	4,471,978
Inventory	33,821,282	22,554,182
Note receivable - current, net	—	11,944
Marketable securities, net of unrealized loss of $1,816 and loss of $39,270, respectively	456,099	454,283
Prepaid expenses and other current assets	6,203,056	5,293,393
Total current assets	66,532,198	71,735,033
Non-current assets
Fixed assets, net accumulated depreciation $7,007,889 and $4,899,977, respectively	31,128,357	27,089,026
Investments	2,000,000	2,000,000
Goodwill	75,968,130	94,605,301
Intangible assets, net accumulated amortization of $24,981,817 and $16,290,862, respectively	168,892,605	107,726,718
Note receivable – noncurrent, net	1,313	—
Other noncurrent assets	1,222,805	1,527,256
Operating lease right of use assets	23,213,504	18,199,399
Total non-current assets	302,426,714	251,147,700
Total assets	$368,958,912	$322,882,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,105,250	$10,701,281
Accounts payable - related party	6,073	22,380
Accrued expenses	6,398,115	7,462,290
Derivative liabilities	6,538,485	16,508,253
Lease liabilities - current	4,026,595	3,139,289
Current portion of long term debt	6,583,334	2,250,000
Income taxes payable	14,113,477	7,297,815
Total current liabilities	49,771,329	47,381,308
Long term debt, net of debt discount and issuance costs	148,861,810	125,521,520
Lease liabilities	22,096,232	17,314,464
Deferred income taxes, net	178,031	502,070
Total long-term liabilities	171,136,073	143,338,054
Total liabilities	$220,907,402	$190,719,362

Commitments and contingencies (Note 17)	—	—

Stockholders' equity
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 86,994 shares issued and 86,994 shares outstanding as of June 30, 2023 and 86,994 shares issued and 86,994 shares outstanding as of December 31, 2022.	87	87
Common stock, $0.001 par value. 250,000,000 shares authorized; 71,730,449 shares issued and 70,590,451 shares outstanding as of June 30, 2023 and 56,352,545 shares issued and 55,212,547 shares outstanding as of December 31, 2022.	71,730	56,353
Additional paid-in capital	201,116,605	180,381,641
Accumulated deficit	(51,103,785)	(46,241,583)
Common stock held in treasury, at cost, 920,150 shares held as of June 30, 2023 and 920,150 shares held as of December 31, 2022.	(2,033,127)	(2,033,127)
Total stockholders' equity	148,051,510	132,163,371
Total liabilities and stockholders' equity	$368,958,912	$322,882,733

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Periods Ended

June 30, 2023 and 2022

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues
Retail	$38,098,957	$38,138,799	$73,919,068	$64,664,515
Wholesale	4,274,483	6,080,843	8,333,408	11,288,231
Other	1,660	43,750	123,560	88,200
Total revenue	42,375,100	44,263,392	82,376,036	76,040,946
Total cost of goods and services	17,856,050	19,106,944	34,824,320	39,946,995
Gross profit	24,519,050	25,156,448	47,551,716	36,093,951
Operating expenses
Selling, general and administrative expenses	8,838,936	6,666,044	19,054,847	13,521,755
Professional services	487,860	1,516,544	1,675,224	4,101,016
Salaries	7,389,172	7,240,368	13,154,165	12,537,145
Stock based compensation	2,845,691	697,842	3,060,235	1,688,925
Total operating expenses	19,561,659	16,120,798	36,944,471	31,848,841
Income from operations	4,957,391	9,035,650	10,607,245	4,245,110
Other income (expense)
Interest expense, net	(7,890,439)	(7,489,205)	(15,636,294)	(14,791,459)
Unrealized gain (loss) on derivative liabilities	1,468,083	36,705,764	9,969,768	23,288,292
Other loss	—	—	—	7
Unrealized gain (loss) on investments	—	(5,264)	1,816	(13,813)
Total other income (expense)	(6,422,356)	29,211,295	(5,664,710)	8,483,027
Pre-tax net income (loss)	(1,464,965)	38,246,945	4,942,535	12,728,137
Provision for income taxes	5,142,559	4,405,962	9,804,737	5,665,856
Net income (loss)	$(6,607,524)	$33,840,983	$(4,862,202)	$7,062,281

Less: Accumulated preferred stock dividends for the period	(2,353,883)	(1,766,575)	(4,383,277)	(3,510,019)
Net income (loss) attributable to common stockholders	$(8,961,407)	$32,074,408	$(9,245,479)	$3,552,262

Earnings (loss) per share attributable to common shareholders
Basic (loss) earnings per share	$(0.15)	$0.65	$(0.16)	$0.07
Diluted (loss) earnings per share	$(0.15)	$0.24	$(0.16)	$0.03

Weighted average number of shares outstanding – basic	60,538,317	49,178,494	57,999,461	49,178,494
Weighted average number of shares outstanding – diluted	60,538,317	133,481,667	57,999,461	133,481,667
Comprehensive (loss) income	$(6,607,524)	$33,840,983	$(4,862,202)	$7,062,281

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended

June 30, 2023 and 2022

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2021	86,994	$87	45,484,314	$45,485	$162,815,097	$(27,773,968)	517,044	$(1,517,036)	$133,569,665

Net income (loss)	—	—	—	—	—	7,062,281	—	—	7,062,281
Issuance of stock as payment for acquisitions	—	—	9,742,204	9,742	15,090,258	—	—	—	15,100,000
Issuance of common stock as compensation to employees, officers and/or directors	—	—	222,547	223	384,784	—	—	—	385,006
Return of common stock as compensation to employees, officers and/or directors	—	—	—	—	—	—	369,415	(473,642)	(473,642)
Stock based compensation expense related to common stock options	—	—	—	—	1,688,925	—	—	—	1,688,925

Balance, June 30, 2022	86,994	$87	55,449,065	$55,450	$179,979,063	$(20,711,687)	886,459	$(1,990,678)	$157,332,235

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2022	86,994	$87	56,352,545	$56,353	$180,381,641	$(46,241,583)	920,150	$(2,033,127)	$132,163,371

Net income (loss)	—	—	—	—	—	(4,862,202)	—	—	(4,862,202)
Issuance of stock as payment for acquisitions	—	—	14,992,354	14,992	17,277,998	—	—	—	17,292,990
Issuance of common stock as compensation to employees, officers and/or directors	—	—	385,550	385	396,731	—	—	—	397,116
Stock based compensation expense related to common stock options	—	—	—	—	3,060,235	—	—	—	3,060,235

Balance, June 30, 2023	86,994	$87	71,730,449	$71,730	201,116,605	$(51,103,785)	920,150	$(2,033,127)	$148,051,510

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2023 and 2022

Expressed in U.S. Dollars

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, March 31, 2022	86,994	$87	53,513,644	$53,514	$176,998,151	$(54,552,670)	517,044	$(1,517,036)	$120,982,046

Net income (loss)	—	—	—	—	—	33,840,983	—	—	33,840,983
Issuance of stock as payment for acquisitions	—	—	1,712,874	1,713	1,898,287	—	—	—	1,900,000
Issuance of common stock as compensation to employees, officers and/or directors	—	—	222,547	223	384,784	—	—	—	385,006
Stock based compensation expense related to common stock options	—	—	—	—	697,842	—	369,415	(473,642)	224,200

Balance, June 30, 2022	86,994	$87	55,449,065	$55,450	$179,979,063	$(20,711,687)	886,459	$(1,990,678)	$157,332,235

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, March 31, 2023	86,994	$87	56,352,545	$56,353	$180,596,185	$(44,496,261)	920,150	$(2,033,127)	$134,123,345

Net income (loss)	—	—	—	—	—	(6,607,524)	—	—	(6,607,524)
Issuance of stock as payment for acquisitions	—	—	14,992,354	14,992	17,277,998	—	—	—	17,292,990
Issuance of common stock as compensation to employees, officers and/or directors	—	—	385,550	385	396,731	—	—	—	397,116
Stock based compensation expense related to common stock options	—	—	—	—	2,845,691	—	—	—	2,845,691

Balance, June 30, 2023	86,994	$87	71,730,449	$71,730	$201,116,605	$(51,103,785)	920,150	$(2,033,127)	$148,051,510

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Periods Ended

June 30, 2023 and 2022

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income (loss) for the period	(4,862,202)	7,062,281
Adjustments to reconcile net income (loss) to cash for operating activities
Depreciation and amortization	10,826,289	1,553,817
Non-cash interest expense	1,992,280	2,165,366
Non-cash lease expense	3,316,171	4,705,059
Deferred taxes	(324,039)	—
Change in derivative liabilities	(9,969,768)	(23,288,292)
Amortization of debt issuance costs	843,025	843,025
Amortization of debt discount	4,088,319	3,590,017
(Gain) loss on investment, net	(1,816)	13,813
Stock based compensation	3,060,235	776,917
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	(923,614)	(1,689,914)
Inventory	(5,937,100)	3,924,172
Prepaid expenses and other current assets	(909,663)	(5,219,898)
Other assets	304,451	(185,589)
Change in operating lease liabilities	(2,661,202)	(8,873,051)
Accounts payable and other liabilities	(3,853,458)	5,922,458
Income taxes payable	6,815,662	(1,163,770)
Net cash provided by (used in) operating activities	1,803,570	(9,863,589)

Cash flows from investing activities:
Collection of notes receivable	10,631	—
Cash consideration for acquisition of business, net of cash acquired	(15,834,378)	(56,875,923)
Purchase of fixed assets	(4,704,093)	(7,076,116)
Purchase of intangible assets	—	(2,825)
Net cash provided by (used in) investing activities	(20,527,840)	(63,954,864)

Cash flows from financing activities:
Payment on notes payable	(750,000)	—
Proceeds from issuance of common stock, net of issuance costs	397,116	1,280,660
Net cash provided by (used in) financing activities	(352,884)	1,280,660

Net (decrease) in cash and cash equivalents	(19,077,154)	(72,537,793)
Cash and cash equivalents at beginning of period	38,949,253	106,400,216
Cash and cash equivalents at end of period	$19,872,099	$33,862,423

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,931,090	$9,004,575
Cash paid for income taxes	3,500,000	6,840,000

Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from right of use asset	4,462,594	10,172,788
Issuance of stock as payment for acquisitions	17,277,998	15,100,450
Issuance of debt for acquisition	21,500,000	17,000,000
Acquisitions:
Tangible and Intangible assets acquired, net of cash	47,090,774	30,107,975
Liabilities assumed	3,535,029	1,837,221
Goodwill	13,592,071	60,705,169

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

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No (ASU). 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. As of January

1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

4.Notes Receivable

On March 12, 2021, the Company sold equipment to Colorado Cannabis Company LLC (“Colorado Cannabis”). Colorado Cannabis is obligated to pay $215,000, payable in equal monthly installments for 18 months commencing 30 days from the date of taking possession of the equipment pursuant to the Purchase and Sale Agreement, dated January 29, 2021, between the Company and Colorado Cannabis. As of June 30, 2023 and December 31, 2022, the outstanding balance, including penalties for late payments, on the receivable from Colorado Cannabis totaled $0 and $11,944, respectively.

5.Inventory

The Company’s inventory consists of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Raw Materials	$2,310,920	$2,325,482
Work in Process	13,194,868	14,504,490
Finished Goods	18,315,494	5,724,210
Total Inventories	$33,821,282	$22,554,182

As of June 30, 2023 and December 31, 2022, the Company did not recognize any adjustment to net realizable value within its inventory.

6.Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	June 30,	December 31,
	2023	2022
Land	$3,716,438	$3,716,438
Building	4,830,976	4,830,976
Leasehold improvements	11,371,624	4,100,165
Furniture and fixtures	679,685	655,698
Vehicles, machinery, and tools	4,892,416	3,796,695
Software, servers and equipment	4,532,507	4,132,621
Construction in progress	8,112,600	10,756,410
Total Asset Cost	$38,136,246	$31,989,003
Less: Accumulated depreciation	(7,007,889)	(4,899,977)
Total property and equipment, net of depreciation	$31,128,357	$27,089,026

Construction in progress is related to both cultivation and manufacturing facilities and includes costs related to finished goods not yet completed or otherwise not ready for use.

Depreciation expense for the three and six months ended June 30, 2023 was $1,127,374 and $2,107,912, respectively and $821,757 and $1,223,706 for the three and six months ended June 30, 2022, respectively.

7.Business Combination

On January 26, 2022, the Company acquired two retail dispensaries located in Boulder, Colorado pursuant to an asset purchase agreement dated June 25, 2021 with Double Brow, LLC, a wholly-owned subsidiary of the Company (“Double Brow”), BG# Investments, LLC d/b/a Drift (“Drift”), Black Box Licensing, LLC, and Brian Searchinger, as the sole equityholder of Drift, as amended on October 28, 2021 (the “Drift Purchase Agreement”). The acquired assets included (i) the assets used in or related to Drift’s business of distributing, marketing, and selling recreational cannabis products and (ii) the leases for two retail dispensaries located in Boulder, Colorado. The aggregate closing consideration for the acquisition was (i) $1.92 million in cash, and (ii) 1,146,099 shares of Common Stock issued to Drift. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Drift acquisition resulted in $2,138,270 of goodwill and $1,030,000 of intangibles.

On February 8, 2022, the Company acquired its New Mexico business pursuant to a purchase agreement with Nuevo Holding, LLC, a wholly-owned subsidiary of the Company (“Nuevo Purchaser”), Nuevo Elemental Holding, LLC (“Elemental Purchaser” and together with Nuevo Purchaser, the “Nuevo Purchasers”), Reynold Greenleaf & Associates LLC (“RGA”), Elemental Kitchen and Laboratories, LLC, a wholly-owned subsidiary of RGA (“Elemental”), the equity holders of RGA and Elemental, and William N. Ford, in his capacity as Representative, as amended on February 9, 2022 (the “Nuevo Purchase Agreement”). The Nuevo Purchasers acquired substantially all the operating assets of RGA and all of the equity of Elemental and assumed specified liabilities of RGA and Elemental. Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for certain facilities managed by RGA were held by two not-for-profit entities (“NFP”): Medzen Services, Inc. (“Medzen”) and R. Greenleaf Organics, Inc. (“R. Greenleaf” and together with Medzen, the “Nuevo NFPs”). At the closing, Nuevo Purchaser gained control over the Nuevo NFPs by becoming the sole member of each of the Nuevo NFPs and replacing the directors of the two Nuevo NFPs with executive officers of the Company. The business acquired from RGA was a management company, providing branding, marketing, and consulting services, licensing certain intellectual property related to the business, and supporting Elemental and the Nuevo NFPs to promote, support, and develop sales and distribution of products. Elemental is engaged in the business of creating and distributing cannabis-derived products to licensed cannabis producers. Elemental and the Nuevo NFPs are in the business of cultivating, processing, and dispensing marijuana in New Mexico. At the closing of the Nuevo Purchase Agreement, Nuevo Purchaser entered into two separate Call Option Agreements containing substantially identical terms with each of the Nuevo NFPs. Each Call Option Agreement gives Nuevo Purchaser the right to acquire 100% of the equity or 100% of the assets of the applicable Nuevo NFP for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits a NFP to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. The aggregate closing consideration for the acquisitions was approximately (i) $32.2 million in cash, which included a $4.5 million cash earnout based on EBITDA of the acquired businesses for the calendar year 2021, and (ii) $17.0 million in the form of an unsecured promissory note issued by Nuevo Purchaser to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5% (the “Nuevo Note”). The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the RGA acquisition resulted in $6,196,571 of goodwill and $28,785,000 of intangibles.

On February 9, 2022, the Company acquired MCG, LLC (“MCG”), which operates two dispensaries located in Denver and Manitou Springs, Colorado pursuant to the terms of an Agreement and Plan of Merger, dated November 15, 2021, with Emerald Fields Merger Sub, LLC, a wholly-owned subsidiary of the Company (“Emerald Fields”), MCG, MCG’s owners and Donald Douglas Burkhalter and James Gulbrandsen in their capacity as the Member Representatives, as amended on February 9, 2022 (the “MCG Merger Agreement”). Under the MCG Merger Agreement, MCG merged with and into Emerald Fields, with Emerald Fields continuing as the surviving entity. The aggregate closing consideration for the merger was $29.0 million, consisting of: (i) $16.0 million in cash; (ii) 7,145,724 shares of the Common Stock issued to the members of MCG; and (iii) an aggregate of $2.32 million was held back as collateral for potential claims for indemnification under the MCG Merger Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the MCG acquisition resulted in $19,852,080 of goodwill and $12,400,000 of intangibles.

On February 15, 2022, the Company acquired substantially all of the operating assets of Brow 2, LLC (“Brow”) related to its indoor cannabis cultivation operations located in Denver, Colorado (other than assets expressly excluded) and assumed certain liabilities for contracts acquired pursuant to the terms of the Asset Purchase Agreement, dated August 20, 2021, among Double Brow, Brow, and Brian Welsh, as the owner of Brow (the “Brow Purchase Agreement”). The acquired assets included a 37,000 square foot building, the associated lease, and equipment designed for indoor cultivation. After purchase price adjustments for pre-closing inventory, the aggregate consideration was $6.7 million, of which Double Brow paid $6.2 million at closing and held back $500,000 as collateral for potential claims for indemnification under the Brow Purchase Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Brow acquisition resulted in $1,792,000 of goodwill and $3,970,000 of intangibles.

On May 31, 2022, the Company acquired substantially all of the operating assets of Urban Dispensary, which operates a dispensary and indoor cultivation in Colorado, pursuant to the terms of an Asset and Personal Goodwill Purchase Agreement, dated March 11, 2022, with Double Brow, Urban Health & Wellness, Inc. d/b/a Urban Dispensary (“Urban Dispensary”), Productive Investments, LLC, and Patrick Johnson (the “Urban Purchase Agreement”). Urban Dispensary operated an indoor cannabis cultivation facility and a single retail dispensary, each located in Denver, Colorado. The aggregate consideration for the Urban Dispensary acquisition was $1.32 million in cash and 1,670,230 shares of Common Stock. The Company held back 219,847 shares from the stock consideration at closing as collateral for potential claims for indemnification from Urban Dispensary under the Urban Purchase Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Urban Dispensary acquisition resulted in $398,148 of goodwill and $2,490,000 of intangibles. Amortization of $230,146 was recorded at June 30, 2023 to selling, general and administrative expenses.

On December 15, 2022, the Company acquired substantially all of the operating assets associated with two retail dispensaries located in Denver and Aurora, Colorado owned by Lightshade Labs LLC (“Lightshade”) pursuant to the terms of two Asset Purchase Agreements, dated September 9, 2022, among Double Brow, the Company, Lightshade, and Lightshade’s owners, Thomas Van Alsburg, Steve Brooks, and John Fritzel, as amended on December 15, 2021 (the “Lightshade Purchase Agreements”). After purchase price adjustments for transaction and related expenses, the aggregate consideration for the acquisition was approximately $2.75 million, all of which was paid in cash. The Company deposited $300,000 of the purchase price in escrow as collateral for potential claims for indemnification from Lightshade under the Lightshade Purchase Agreements. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Lightshade acquisition resulted in $2,589,865 of goodwill and intangibles, however, valuation has not been finalized.

On May 11, 2023, the Company acquired certain of the operating assets of Cannabis Care Wellness Centers, LLC (d/b/a Smokey’s) and Green Medicals Wellness Center #5, LLC (d/b/a Smokey’s) (together referenced herein as “Smokey’s”), and assumed specific obligations of Smokey’s, pursuant to the terms of the Asset Purchase Agreement, dated January 25, 2023, among Smoke Holdco, LLC, a wholly-owned subsidiary of the Company (“Smokey’s Buyer”), Smokey’s, Jeremy Lewchuk, Thomas Wilczynski, T&B Holdings, LLC, and Thomas Wilczynski, as Representative (the “Smokey’s Purchase Agreement”). Pursuant to the Smokey’s Purchase Agreement, Smokey’s Buyer acquired substantially all of Smokey’s’ assets related to its retail and medical cannabis stores located in Garden City, Colorado and Fort Collins, Colorado. After purchase price adjustments for transaction and related expenses, the aggregate consideration for the Smokey’s acquisition was approximately $7.5 million, of which approximately $3.75 million was paid in cash and $3.75 million was paid in Company common stock at a share price of $1.092 per share. Total shares issued at closing equaled 2,884,615 shares of Company common stock. The stock consideration is subject to post-closing reduction if any of the actual cannabis product inventory or cash at closing is less than certain targets stated in the Smokey’s Purchase Agreement. The Company held back from issuance $600,000 from the stock consideration and $150,000 from the cash consideration as collateral for potential claims for indemnification from Smokey’s under the Smokey’s Purchase Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Smokey’s acquisition resulted in $2,155,155 of goodwill and $5,276,415 of intangibles, however valuation has not been finalized.

On June 1, 2023, the Company acquired 14 retail dispensaries, one cultivation facility, and one manufacturing facility in New Mexico pursuant to an Asset Purchase Agreement, dated April 21, 2023, between Evergreen Holdco, LLC, a wholly-

owned subsidiary of the Company (“Everest Purchaser”), Sucellus, LLC (“Everest Seller”), James Griffin, Brook Laskey, William Baldwin, Andrew Dolan, and Greg Templeton, and Brook Laskey, as Representative, as amended on June 1, 2023 (the “Everest Purchase Agreement”). Everest Purchaser acquired substantially all of the operating assets of Everest Seller and assumed specified liabilities of Everest Seller, subject to the terms and conditions set forth in the Everest Purchase Agreement (the “Everest Acquisition”). Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for the facilities managed by Everest Seller are held by a NFP, Everest Apothecary, Inc., (“Everest”). At the closing, Everest Purchaser gained control over Everest by replacing the officers and directors of Everest with officers of the Company. On the same date, Everest Purchaser entered into a separate Call Option Agreement that gives Everest Purchaser the right to acquire 100% of the equity or 100% of the assets of Everest for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits NFPs to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. After purchase price adjustments and subject to post-closing adjustments, the aggregate purchase price for Everest Acquisition paid at closing was approximately $38 million, of which $12.5 million was paid in cash, $17.5 million was paid in the form of an unsecured promissory note issued by Everest Purchaser to Everest Seller (the “Everest Note”), and $8 million was paid in Company common stock in the amount of 7,619,047 shares. The Everest Note is payable on the last day of the calendar quarter following the fourth anniversary of the closing of the Everest Acquisition with interest payable quarterly at an annual interest rate of 5%. Two initial principal and interest payments of $1,250,000 are due to Everest Seller on August 30, 2023 and November 28, 2023. The Company is required to make installment payments of principal and interest starting June 30, 2025, and the total outstanding principal will be due on May 31, 2027. In addition to the foregoing, Everest Purchaser may be required to make a potential “earn-out” payment of up to an additional $8 million, payable in Company common stock priced at closing of the Everest Acquisition. The earn-out is based on the revenue performance of certain retail stores of Everest for the 12-month period following such stores opening for business and is revalued quarterly. Management currently estimates the expected earn-out payment to equal approximately $2.5 million based on current projections. Indemnification claims permitted under the Everest Purchase Agreement will be offset against the Everest Note. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Everest acquisition resulted in $8,475,758 of goodwill and $25,128,876 of intangibles, however valuation has not been finalized.

On June 15, 2023, the Company acquired substantially all of the operating assets of Standing Akimbo, LLC (“Standing Akimbo”) related to its medical cannabis store located in Denver, Colorado pursuant to the terms of the Asset Purchase Agreement, dated April 13, 2023 (the “Akimbo Purchase Agreement”), between Double Brow, Standing Akimbo, Spencer Kirson, and John Murphy (together with Spencer Kirson and John Murphy, the “Akimbo Equityholders”). The aggregate consideration for the acquisition was approximately $10.5 million, of which $5 million is payable in cash (“Akimbo Cash Consideration”) and approximately $5.5 million payable in the form of Company common stock (“Akimbo Stock Consideration” and together with the Akimbo Cash Consideration, the “Akimbo Purchase Price”). At the closing of the acquisition, the Company paid $1.0 million of the Akimbo Purchase Price in cash (the “Akimbo Closing Cash Consideration”) and approximately $4.5 million of the Akimbo Purchase Price in Company common stock for a total of 4,488,691 shares at a per share price of $1.00 per share (the “Akimbo Closing Stock Consideration” and together with the Akimbo Closing Cash Consideration, the “Akimbo Closing Consideration”). The Company is obligated to pay the remainder of the Akimbo Cash Consideration over 12 months starting on July 15, 2023 as set forth in the Akimbo Purchase Agreement (the “Akimbo Deferred Purchase Price”), of which the Company will hold back, in aggregate, approximately $750,000 from the Akimbo Deferred Purchase Price for purposes of securing certain obligations of Standing Akimbo and the Akimbo Equityholders pursuant to the Akimbo Purchase Agreement and Related Agreements (as defined in the Akimbo Purchase Agreement). The Company also reserved from issuance approximately $1.0 million from the Akimbo Stock Consideration as collateral for potential claims for indemnification from Standing Akimbo and the Akimbo Equityholders under the Akimbo Purchase Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the acquisition of Standing Akimbo resulted in $2,961,158 of goodwill and $7,249,732 of intangibles, however valuation has not been finalized.

The Company estimates intangible assets for current acquisitions based on prior valuations of acquisitions of similar size.  The Company’s policy is to record amortization on the intangible assets beginning on the purchase date. Upon the completion of valuation, the Company revises the intangible assets and related amortization as necessary.

These transactions were accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”) in the period acquired. Refer to the Company’s business combination note as described in Note 7, “Business Combinations,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

	Evergreen Holdco, LLC	Standing Akimbo, LLC	Smoke Holdco, LLC
Cash	$12,500,000	$1,000,000	$3,750,000
Akimbo Deferred Purchase Price	—	4,000,000	—
Seller notes	17,500,000	—	—
Common stock	8,000,000	5,542,990	3,750,000
Expected earn-out	2,520,448	—	—
Total purchase price	$40,520,448	$10,542,990	$7,500,000

Description	Evergreen Holdco, LLC	Standing Akimbo, LLC	Smoke Holdco, LLC
Assets acquired:
Cash	$1,412,722	$2,100	$800
Accounts receivable	716,440	—	67,630
Inventory	5,000,000	330,000	—
Fixed assets	1,443,149	—	—
Intangible assets	25,128,876	7,249,732	5,276,415
Goodwill	8,475,758	2,961,158	2,155,155
Operating lease right of use assets	1,878,545	—	—
Total Assets acquired	$44,055,490	$10,542,990	$7,500,000
Liabilities and Equity assumed:
Accounts payable and accrued expenses	$1,656,497	$—	$—
Lease liability	1,878,545	—	—
Total Liabilities assumed	3,535,042	—	—
Estimated fair value of net assets acquired	$40,520,448	$10,542,990	$7,500,000

The goodwill, which is not expected to be deductible for income tax purposes, consists largely of the synergies, assembled workforce and economies of scale expected from combining the operations of the acquired entities with the Company.

The following unaudited pro forma financial information set forth below gives effect to the Evergreen Holdco, LLC acquisition as if it had occurred on January 1, 2022. Pro forma financial information is not presented for Standing Akimbo, LLC and Smoke Holdco, LLC as such results are immaterial, individually and in aggregate, to both the current and prior periods. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the result of operations that would have been achieved had the transaction been consummated as of that time, nor does it purport to be indicative of future financial operation results.

	For the three months ended June 30, 2023

	Medicine Man Technologies	Evergreen Holdco, LLC		Total
	(unaudited)	(unaudited)		(unaudited)

Pro forma revenue	$42,375,100	3,114,803		$45,489,903
Pro forma net income:
Pre- acquisition net income		350,830
Pro forma adjustments:
(a) Transaction costs		232,853	(a)
(b) Interest expense on Everest Note		(36,458)	(b)
(c) Depreciation and intangible amortization		(313,217)	(c)
(d) Income tax expense		(410,000)	(d)
Total pro forma adjustments		(526,822)
Total pro forma net income	$(6,607,254)	(175,992)		$(6,783,246)

a) Includes removal of transaction costs associated with the acquisition as they will be reflected as of the beginning of the earliest period presented (January 1, 2022). These costs were included as selling, general and administrative expenses in the statement of comprehensive (loss) income.

b) To record interest on Everest Note of 5% per annum.

c) To record depreciation of fixed assets and amortization of intangible assets related to fixed assets and intangible assets acquired in the transaction.

d) To record provision for income tax based on the estimated effective tax rate of 28.6% applied to income taxable under IRC Section 280E.

	For the six months ended June 30, 2023

	Medicine Man Technologies	Evergreen Holdco, LLC		Total
	(unaudited)	(unaudited)		(unaudited)

Pro forma revenue	$82,376,036	9,152,029		$91,528,065
Pro forma net income:
Pre- acquisition net income		1,967,236
Pro forma adjustments:
(a) Transaction costs		232,853	(a)
(b) Interest expense on Everest Note		(91,146)	(b)
(c) Depreciation and intangible amortization		(783,042)	(c)
(d) Income tax expense		(1,025,000)	(d)
Total pro forma adjustments		(1,666,335)
Total pro forma net income	$(4,862,202)	300,901		$(4,561,301)

a) Includes removal of transaction costs associated with the acquisition as they will be reflected as of the beginning of the earliest period presented (January 1, 2022). These costs were included as selling, general and administrative expenses in the statement of comprehensive(loss) income.

b) To record interest on Everest Note of 5% per annum.

c) To record depreciation of fixed assets and amortization of intangible assets related to fixed assets and intangible assets acquired in the transaction.

d) To record provision for income tax based on the estimated effective tax rate of 28.6% applied to income taxable under IRC Section 280E.

	For the three months ended June 30, 2022

	Medicine Man Technologies	Evergreen Holdco, LLC		Total
		(unaudited)		(unaudited)

Pro forma revenue	$44,263,392	6,754,980		$51,018,372
Pro forma net income:
Pre- acquisition net income		2,461,303
Pro forma adjustments:
(a) Transaction costs		(232,853)	(a)
(b) Interest expense on Everest Note		(54,688)	(b)
(c) Depreciation and intangible amortization		(469,825)	(c)
Total pro forma adjustments		(757,366)
Total pro forma net income	$33,840,983	1,703,937		35,544,920

a) Includes transaction costs related to the acquisition (reflected as of January 1, 2022).

b) To record interest on Everest Note of 5% per annum.

c) To record depreciation of fixed assets and amortization of intangible assets related to fixed assets and intangible assets acquired in the transaction.

	For the six months ended June 30, 2022

	Medicine Man Technologies	Evergreen Holdco, LLC		Total
		(unaudited)		(unaudited)

Pro forma revenue	$76,040,946	9,496,533		$85,537,479
Pro forma net income:
Pre- acquisition net income		2,477,250
Pro forma adjustments:
(a) Transaction costs		(232,853)	(a)
(b) Interest expense on Everest Note		(109,375)	(b)
(c) Depreciation and intangible amortization		(939,651)	(c)
Total pro forma adjustments		(1,281,879)
Total pro forma net income	$7,062,281	1,195,371		8,257,652

a) Includes transaction costs related to the acquisition (reflected as of January 1, 2022).

b) To record interest on Everest Note of 5% per annum.

c) To record depreciation of fixed assets and amortization of intangible assets related to fixed assets and intangible assets acquired in the transaction.

	For the year ended December 31, 2022

	Medicine Man Technologies	Evergreen Holdco, LLC		Total
		(unaudited)		(unaudited)

Pro forma revenue	$159,379,219	22,439,548		$181,818,767
Pro forma net income:
Pre- acquisition net income		3,878,250
Pro forma adjustments:
(a) Transaction costs		(232,853)	(a)
(b) Interest expense on Everest Note		(218,750)	(b)
(c) Depreciation and intangible amortization		(1,879,302)	(c)
Total pro forma adjustments		(2,330,905)
Total pro forma net income	$(18,467,615)	1,547,345		(16,920,270)

a) Includes transaction costs related to the acquisition (reflected as of January 1, 2022).

b) To record interest on Everest Note of 5% per annum.

c) To record depreciation of fixed assets and amortization of intangible assets related to fixed assets and intangible assets acquired in the transaction.

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

	Retail	Wholesale	Other	Total

Balance as of January 1, 2023	$52,583,794	$7,219,936	$34,801,571	$94,605,301
Goodwill acquired during the period	13,592,071	—	—	13,592,071
Measurement-period adjustment to prior year acquisition	(3,444,242)	—	(28,785,000)	(32,229,242)
Balance as of June 30, 2023	$62,731,623	7,219,936	$6,016,571	$75,968,130

The Company performed its annual fair value assessment as of December 31, 2022 on its subsidiaries with material goodwill on their respective balance sheets and recognized a goodwill impairment charge of $11,719,306 during 2022. No such impairment existed as of June 30, 2023. Impairment is recorded when the carrying values of the reporting units exceed the estimated fair value.

	Retail	Wholesale	Other	Total

Balance as of January 1, 2022	$26,349,025	13,964,016	$3,003,226	$43,316,267
Goodwill acquired during the period	25,594,768	1,792,000	34,981,571	62,368,339
Measurement-period adjustment to prior year acquisition	640,001	—	—	640,001
Goodwill Impairment during 2022	—	(8,536,080)	(3,183,226)	(11,719,306)
Balance as of December 31, 2022	$52,583,794	7,219,936	$34,801,571	$94,605,301

9.Intangible Asset

Intangible assets as of June 30, 2023 and December 31, 2022 were comprised of the following:

	June 30, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
License Agreements	$178,840,122	$(18,836,324)	$111,491,280	$(12,154,237)
Tradename	7,771,500	(2,944,839)	6,021,500	(1,862,242)
Customer Relationships	5,150,000	(1,842,262)	5,150,000	(1,474,405)
Non-compete	2,023,000	(1,320,977)	1,265,000	(765,556)
Product License and Registration	57,300	(23,693)	57,300	(21,783)
Trade Secret	32,500	(13,722)	32,500	(12,639)
Total Intangible Assets	$193,874,422	$(24,981,817)	$124,017,580	$(16,290,862)

Amortization expense was $3,520,096 and $8,690,955 for the three and six months ended June 30, 2023 and $2,138,846 and $4,277,693 for the three and six months ended June 30, 2022, respectively.

The following table presents the Company's future projected annual amortization expense as of June 30, 2023:

Remainder of 2023	$7,426,504
2024	14,511,759
2025	14,206,620
2026	13,330,843
2027	12,794,764
Thereafter	106,622,115
Total Future Projected Annual Amortization Expense	$168,892,605

10.Derivative Liability

Investor Note

On December 3, 2021, the Company and its subsidiaries, as guarantors (the “Subsidiary Guarantors”) entered into a Securities Purchase Agreement with 31 accredited investors (the “Investor Note”) pursuant to which the Company agreed to issue and sell to the Note Investors 13% senior secured convertible notes due December 7, 2026 (the “Investor Notes”) in an aggregate principal amount of $95,000,000 for an aggregate purchase price of $93,100,000 (reflecting an original issue discount of $1,900,000, or 2%) in a private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes pursuant to the Indenture entered into between the Company, the Subsidiary Guarantors, Chicago Atlantic Admin, LLC, as collateral agent, and Ankura Trust Company, LLC, as trustee (as may be supplemented and/or amended from time to time, the “Indenture”). The Company received net proceeds of approximately $92,000,000 at the closing, after deducting a commission to the placement agent and estimated offering expenses associated with the private placement payable by the Company. The Investor Notes will mature five years after issuance unless earlier repurchased, redeemed, or converted pursuant to the Indenture. The Investor Notes bear interest at 13% per year paid quarterly commencing March 31, 2022 in cash for an amount equal to the amount payable on such date as if the Investor Notes were subject to an annual interest rate of 9%, with the remainder of the accrued interest payable as an increase to the principal amount of the Investor Notes.

A reconciliation of the beginning and ending balances of the derivative liabilities for the periods ended June 30, 2023 and December 31, 2022 were as follows:

Balance as of January 1, 2022	$34,923,013
Loss on derivative liability	(18,414,760)
Balance as of December 31, 2022	$16,508,253
Loss on derivative liability	(8,501,685)
Balance as of March 31, 2023	$8,006,568
Loss on derivative liability	(1,468,083)
Balance as of June 30, 2023	$6,538,485

The Company accounts for derivative instruments in accordance with the GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. In accordance with GAAP, a contract to issue a variable number of equity shares fails to meet the definition of equity and must instead be classified as a derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations at each period-end. The Company utilizes a Monte Carlo simulation in determining the appropriate fair value. The derivative liability will ultimately be converted into the Company’s equity when the Investor Notes are converted or will be extinguished on the repayment of the Investor Notes. The derivative liability will not result in the outlay of any additional cash by the Company. Upon initial recognition, the Company recorded a derivative liability and debt discount of $16,508,253 in relation to the derivative liability portion of the Investor Notes. The Company recorded expenses related to amortization of the debt discount of $2,088,386 and $4,088,319 for the three and six months ended June 30, 2023 respectively, and $1,833,844 and $3,590,017 for the three and six months ended June 30, 2022, respectively.

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

Under the terms of the loan, the Company must comply with certain restrictions. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of June 30, 2023, the Company was in compliance with the requirements described above.

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

On the fourth anniversary of the issuance date, the Note Investors will have the right, at their option, to require the Company to repurchase some or all their Notes for cash in an amount equal to the principal amount of the Investor Notes being repurchased plus accrued and unpaid interest up to the date of repurchase.

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

The Investor Notes have a contingent redemption feature that involves a substantial premium, requiring the same to be bifurcated as a derivative liability.

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

The Indenture contains restrictions and limitations on the Company’s ability to incur additional debt and grant liens on its assets. The Company and its Subsidiary Guarantors are not permitted to incur additional debt or issue Disqualified Equity Interests (as defined in the Indenture) unless the Company’s Consolidated Leverage Ratio is between 1.00 and 2.25 after giving pro forma effect thereto. In addition, the Company is not permitted to grant a senior lien on its assets (excluding acquisition target assets that are identified in the Indenture) to secure indebtedness unless and until (a) at least $80,000,000 of the net proceeds from the Notes (plus the proceeds of certain sale-leaseback transactions) have been used to consummate Permitted Acquisitions prior to the granting of any such lien, and (b) the Consolidated Leverage Ratio for the applicable reference period, calculated on a pro forma basis giving effect to such acquisition and all related transactions, is less than 1.40 to 1.00. As of June 30, 2023, the Company expended all of the proceeds from the Investor Notes on acquisitions. The Indenture provides that the Company and its Subsidiary Guarantors may incur debt under certain circumstances, including but not limited to, (i) debt incurred related to certain acquisitions and dispositions, including capital lease obligations and sale-leaseback transactions not to exceed $5,500,000 (plus up to an additional $2,200,000 in connection with certain transactions identified prior to the Issuance Date) in the aggregate at any time, (ii) certain transactions in the ordinary course of business, and (iii) any other unsecured debt not to exceed $1,000,000 at any time.

Nuevo Note – On February 8, 2022, in connection with the Nuevo Purchase Agreement, Nuevo Purchaser issued the Nuevo Note to RGA, requiring the Company to make payments on an aggregate amount of $17,000,000. The deferred Nuevo Note incurs 5% interest per year, payable on the first of each month. The principal is due February 7, 2025.

Everest Note – On June 1, 2023, in connection with the Everest Purchase Agreement, Everest Purchaser issued the Everest Note to Everest Seller, requiring the Company to make payments on an aggregate amount of $17,500,000. The Everest Note incurs 5% interest per year, payable quarterly starting June 30, 2023. Two initial principal and interest payments of $1,250,000 are due on August 30, 2023 and November 28, 2023. The Company is required to make installment payments of principal and interest starting June 30, 2025, and the total outstanding principal is due and payable on May 31, 2027.

Akimbo Deferred Purchase Price– On June 15, 2023, in connection with the Akimbo Purchase Agreement, the Company agreed to pay $4 million of the Akimbo Purchase Price over four years starting on July 15, 2023, of which the Company will hold back, in aggregate, approximately $750,000 from the Akimbo Deferred Purchase Price for purposes of securing certain obligations pursuant to the Akimbo Purchase Agreement.

The following tables sets forth our indebtedness as of June 30, 2023 and December 31, 2022, respectively, and future obligations:

	June 30,	December 31,
	2023	2022

Term loan dated February 26, 2021, in the original amount of $10,000,000. An additional $5,000,000 was added to the loan agreement on July 28, 2021. Interest of 15% per annum, due quarterly. Principal payments begin June 1, 2023.	$14,250,000	$15,000,000

Seller notes dated December 17, 2020 in the original amount of $44,250,000. Interest of 12% per annum, due monthly. Principal payments begin December 17, 2025.	44,250,000	44,250,000

Investor note dated December 3, 2021, in the original amount of $95,000,000. Interest of 13% per annum, 9% payable in cash and 4% accreting to the principal amount.	101,110,670	99,118,391

Nuevo note dated February 7, 2022 in the original amount of $17,000,000. Interest of 5% per annum, due monthly. Principal balance is due February 7, 2025.	17,000,000	17,000,000

Everest note dated June 1, 2023 in the original amount of $17,500,000. Interest of 5% per annum, due quarterly. Principal payments begin August 30, 2023.	17,500,000	—

Akimbo Deferred Purchase Price effective June 15, 2023 in the original amount of $4,000,000. Imputed interest of 5% per annum, due quarterly. Principal payments begin July 15, 2023.	4,000,000	—

Less: unamortized debt issuance costs	(5,760,669)	(6,603,695)
Less: unamortized debt discount	(36,904,857)	(40,993,176)

Total long term debt	155,445,144	127,771,520
Less: current portion of long term debt	(6,583,334)	(2,250,000)

Long term debt and unamortized debt issuance costs	$148,861,810	$125,521,520

		Unamortized
	Principal	Debt Issuance	Unamortized	Net Long
	Payments	Costs	Debt Discount	Term Debt
2023	5,500,000	843,023	4,435,174	221,803
2024	5,500,000	1,686,049	9,734,935	(5,920,984)
2025	27,624,655	1,686,049	11,057,799	14,880,807
2026	146,583,106	1,545,548	11,676,949	133,360,609
2027	12,902,909	—	—	12,902,909
Total	$198,110,670	$5,760,669	$36,904,857	$155,445,144

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

The Company’s operating leases include options to extend or terminate the lease, which are not included in the determination of the ROU asset or lease liability unless reasonably certain to be exercised. The Company’s operating leases have remaining lease terms of less than ten years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the Company’s leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The discount rate used in the computations ranged between 6% and 12%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	June 30, 2023
Asset
Operating lease right of use assets	Noncurrent assets	$23,213,504
Liabilities
Lease liabilities	Current Liabilities	$4,026,595
Lease liabilities	Noncurrent liabilities	22,096,232

Maturities of Lease Liabilities

Maturities of lease liabilities as of June 30, 2023 are as follows:

2023	$39,361,669
Less: Interest	13,178,774
Present value of lease liabilities	$26,182,895

The following table presents the Company’s future minimum lease obligation under ASC 842 as of June 30, 2023:

2023	$3,593,197
2024	6,336,199
2025	5,435,299
2026	5,070,471
2027	3,902,717
Thereafter	15,023,786
Total	$39,361,669

13.Stockholders’ Equity

The Company is authorized to issue two classes of stock, Preferred Stock and Common Stock.

Preferred Stock

The number of shares of Series A Cumulative Preferred Stock, par value $0.001 per share (“Preferred Stock”) authorized is 10,000,000. The Preferred Stock may be divided into such number or series as the Board may determine. The Board is authorized to determine and alter the rights, preferences, privileges, and restrictions granted and imposed upon any wholly unissued series of preferred stock, and to fix the number and designation of shares of any series of preferred stock. The

Board, within limits and restrictions stated in any resolution of the Board, originally fixing the number of shares constituting any series may increase or decrease, but not below the number of such series then outstanding, the shares of any subsequent series.

The Company had 86,994 shares of Preferred Stock issued which includes 944 shares of Preferred Stock in escrow as of June 30, 2023 and December 31, 2022. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount, (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances. Accumulated Preferred Stock dividends were $2,353,883 and $4,383,277 for the three and six months ended June 30, 2023, and $1,766,575 and $3,510,019 for the three and six months ended June 30, 2022, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock, par value $0.001 per share. The Company had 71,730,449 shares of Common Stock issued, 70,590,451 shares of Common Stock outstanding, 920,150 shares of Common Stock in treasury, and 219,848 shares of Common Stock in escrow as of June 30, 2023, and 56,352,545 shares of Common Stock issued, 55,212,547 shares of Common Stock outstanding, 920,150 shares of Common Stock in treasury, and 219,848 shares of Common Stock in escrow as of December 31, 2022.

Employee Stock Option Plan

The Company previously adopted the Medicine Man Technologies, Inc. 2017 Equity Incentive Plan, as amended (the “Equity Plan”), which permits the Company to grant stock awards, incentive stock option awards (“ISO Awards”), non-statutory stock options, restricted stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain qualifying employees and individuals. ISO Awards granted under the Equity Plan are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and the ISO Awards generally vest in four equal installments starting on the first anniversary of the grant date, subject to continuous service at the Company. ISO Awards under the Equity Plan generally have 10-year contractual terms and remain outstanding during the contractual life of the award unless forfeited prior to exercise, subject to the terms of the Equity Plan and the applicable award agreement. Effective May 3, 2023, the Company adopted and implemented the Medicine Man Technologies, Inc. 2023 Long-Term Incentive Plan (the “LTIP”), pursuant to which the Company awarded ISO Awards and PSUs to certain employees and management of the Company (the “LTIP Awards”). The LTIP Awards will vest over four years, with the ISO Awards vesting on each anniversary of the grant date and the PSU Awards to vest over four years on each anniversary of the grant date subject to satisfaction or completion of performance criteria set annually by the Board. The first installment of PSUs included in the LTIP Awards have assumed performance criteria has been met for the 2023 fiscal year, and 25% of the PSUs awarded in the LTIP Awards will vest on May 3, 2024.

The Company recognized $2,845,691 and $3,060,235 in expense for stock-based compensation from Common Stock options and Common Stock issued to employees, officers, and directors during the three and six months ended June 30, 2023, respectively.

The Company recognized $697,842 and $1,688,925, in expense for stock-based compensation from Common Stock options and Common Stock issued to employees, officers, and directors during the six months ended June 30, 2022, respectively.

Stock option activity is summarized as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	10,356,500	$2.13	7.08	$772,996
Granted	3,340,000	1.20	9.93
Forfeited	(495,000)	2.80
Vested	(462,500)	1.94
Balance at June 30, 2023	12,739,000	$1.91	7.42	$326,485
Exercised	—	—	—	—
Exercisable at June 30,2023	12,739,000	$1.91	7.42	326,485

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2023 and December 31, 2022, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on June 30, 2023 and December 31, 2022. This amount will change in future periods based on the fair market value of the Company’s shares and the number of options outstanding.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted during the six months ended June 30, 2023 and the year ended December 31, 2022, using the following ranges of assumptions.:

	June 30, 2023	December 31, 2022
Risk free rate	1.59%	1.58%
Expected dividend yield	0%	0%
Expected volatility	75.97%	75% - 80.75%
Expected option life	4.75 to 6.25 years	4.75 to 6.25 years

As permitted under ASC 718, the Company has an accounting policy to account for forfeitures when they occur.

The following table summarizes the number of unvested RSU awards as of June 30, 2023 and December 31, 2022 and the changes during the six months ended June 30, 2023:

Options	Shares	Weighted-Average Grant Date Fair Value
Unvested shares at January 1, 2023	—	$—
Granted	1,600,000	1.03
Exercised	—	—
Forfeited or expired	—	—
Vested	(400,000)	1.03
Unvested at June 30, 2023	1,200,000	$1.03

Common Stock Issued as Compensation to Employees, Officers, and Directors

For the year ended December 31, 2022, the Company issued 717,546 shares of Common Stock valued at $1,027,288 as compensation to its directors.

For the six months ended June 30, 2023, the Company issued 385,550 shares of Common Stock valued at $397,117 as compensation to its directors.

Common and Preferred Stock Issued as Payment for Acquisitions

The Company issued an aggregate of 1,146,099 shares of Common Stock valued at $1,948,620 in connection with the acquisition of the assets of Drift during 2022.

On February 9, 2022, the Company issued 7,116,564 shares of Common Stock valued at $11,600,000 for the acquisition of MCG. The Company also issued 29,160 shares of Common Stock valued at $47,531 following closing for a purchase price adjustment required by the MCG Merger Agreement.

On May 31, 2022, the Company issued 1,670,230 shares of Common Stock valued at $1,900,000, of which 219,847 shares valued at $288,000 were placed in escrow, for the acquisition of Urban Dispensary.

On May 11, 2023, the Company issued 2,884,615 shares of Common Stock valued at $3,150,000 for the acquisition of Smokey’s.

On June 1, 2023, the Company issued 7,619,047 shares of Common Stock valued at $8,000,000 for the acquisition of Everest.

On June 15, 2023, the Company issued 4,488,691 shares of Common Stock valued at $4,488,692 for the acquisition of Standing Akimbo.

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

For the year ended December 31, 2021, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock as consideration for the Star Buds Acquisition. These warrants have an exercise price of $1.20 per share and expiration dates five years from the dates of issuance. In addition, the Company issued a warrant to purchase an aggregate of 1,500,000 shares of Common Stock to Altmore in connection with entering into a loan agreement. This warrant has an exercise price of $2.50 per share and expires five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.20 and $2.50, respectively, (ii) the contractual term of the warrant of five years, (iii) a risk-free interest rate ranging between 0.21% - 1.84% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 157.60% - 194.56%. No new warrants were issued as of June 30, 2023.

The following table reflects the change in Common Stock purchase warrants for the period ended June 30, 2023:

	Equity Classified Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2022	7,218,750	$1.76	2.74
Warrants exercised	—	—	—
Warrants forfeited/expired	(187,500)	—	—
Warrants issued	—	—	—
Balance as of June 30, 2023	7,031,250	$1.67	2.63

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(6,607,524)	$33,840,983	$(4,862,202)	$7,062,281
Less: Accumulated preferred stock dividends for the period	(2,353,883)	(1,766,575)	(4,383,277)	(3,510,019)
Net income (loss) attributable to common stockholders	$(8,961,407)	$32,074,408	$(9,245,479)	$3,552,262

Denominator:
Weighted-average shares of common stock	60,538,317	49,178,494	57,999,461	49,178,494

Basic earnings (loss) per share	$(0.15)	$0.65	$(0.16)	$0.07

Numerator:
Net income (loss) attributable to common stockholders – Basic	(8,961,407)	32,074,408	(9,245,479)	3,552,262
Add: Investor note accrued interest	421,512	—	843,026	—
Add: Investor note amortized debt discount	2,088,386	—	4,088,319	—
Less: Loss on derivative liability related to investor note	(1,468,083)	—	(9,969,768)	—
Net income (loss) attributable to common stockholders – dilutive	$(7,919,592)	$32,074,408	$(14,283,902)	$3,552,262

Denominator:
Weighted-average shares of common stock	60,538,317	49,178,494	57,999,461	49,178,494
Dilutive effect of investor notes	45,772,777	—	47,340,185	—
Dilutive effect of warrants	—	1,483,994	—	1,483,994
Dilutive effect of options	—	1,114,415	—	1,114,415
Dilutive effect of preferred stock	—	81,704,765	—	81,704,765
Diluted weighted-average shares of common stock	106,311,094	133,481,667	105,339,646	133,481,667

Diluted earnings (loss) per share	$(0.07)	$0.24	$(0.14)	$0.03

Basic net loss per share attributable to common stockholders is computed by dividing reported net loss attributable to common stockholders by the weighted average number of common shares outstanding for the reported period. Note that for purposes of basic earnings (loss) per share calculation, shares of preferred stock, warrants, options, and restricted stock units are excluded from the calculation for the three and six months ended June 30, 2023 and 2022, as the inclusion of the common share equivalents would be anti-dilutive.

15.Tax Provision

The following table summarizes the Company’s income tax expense and effective tax rates for three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,
	2023	2022
Income (loss) before income taxes	$(1,464,965)	$38,246,945
Income tax expense	5,142,559	4,405,962
Effective tax rate	(351.04)%	11.52%

	Six Months Ended June 30,
	2023	2022
Income (loss) before income taxes	$4,942,535	$12,728,137
Income tax expense	9,804,737	5,665,856
Effective tax rate	(198)%	44.51%

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

The effective tax rate for the three months and nine months ended June 30, 2023 varies from the three months and nine months ended June 30, 2022 primarily due to the change in nondeductible expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company’s valuation allowance represents the amount of tax benefits that are likely to not be realized. Management assesses the need for a valuation allowance each period and continues to have a full valuation allowance on its deferred tax assets as of June 30, 2023.

With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state, or local tax authorities for years before 2017.

16.Related Party Transactions

Transactions with Jonathan Berger

On April 5, 2023, the Company issued 50,971 shares of Common Stock valued at $52,500 to Mr. Berger as compensation for service on the Board. On May 3, 2023, the Company issued 12,136 shares of Common Stock valued at $12,500 to Mr. Berger as compensation for service as the Chair of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board.

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock valued at $70,001 and 22,728 shares of Common Stock valued at $35,001, respectively, to Mr. Berger as compensation for service on the Board. On June 24, 2022, the Company issued 19,085 shares of Common Stock valued at $25,001 to Mr. Berger as compensation for service as the Chair of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance

Committee of the Board. On September 22, 2022, the Company issued 102,355 shares of Common Stock valued at $100,000 to Mr. Berger as compensation for service as Lead Independent Director of the Board.

Transactions with Jeffrey Cozad and Entities Affiliated with Jeffrey Cozad

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “CRW SPA”) with CRW pursuant to which the Company issued and sold 25,350 shares of Series A Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of the Company’s common stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock under the CRW SPA. On the same date, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Series A Preferred Stock beneficially held by CRW on the applicable date on an as-converted to common stock basis divided by the total number of shares of common stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for common stock at the time of determination). Further, under the letter agreement, the Company paid CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $150,000 in monthly installments of $12,500. The Company paid CRW a monitoring fee of $25,000 during 2022 and $0 monitoring fees during 2023. On March 14, 2021, the Board appointed Jeffrey A. Cozad as a director to fill a vacancy on the Board. Mr. Cozad is a co-manager and owns 50% of CRW Capital, LLC, and he shares voting and disposition power over the shares of Series A Preferred Stock held by CRW with Mr. Rubin. Mr. Cozad and his family members indirectly own membership interests in CRW.

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

On April 5, 2023, the Company issued 50,971 shares of Common Stock valued at $52,500 to Mr. Cozad as compensation for service on the Board. On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock valued at $70,001 and 22,728 shares of Common Stock valued at $35,001, respectively, to Mr. Cozad as compensation for service on the Board.

Transactions with Justin Dye and Entities Affiliated with Justin Dye

The Company has participated in several transactions involving Dye Capital, Dye Capital Cann Holdings, LLC (“Dye Cann I”), Dye Capital Cann Holdings II, LLC (“Dye Cann II”), and Dye Capital LLLP (“Dye LLLP”). Justin Dye, the Company’s former Chief Executive Officer, current Chairman of the Board, and one of the largest beneficial owners of Common Stock and Preferred Stock, controls Dye LLLP and Dye Capital, and Dye Capital controls Dye Cann I and Dye Cann II. Dye Cann I is the largest holder of the Company’s outstanding Common Stock. Dye Cann II is a significant holder of our Preferred Stock. Mr. Dye has sole voting and dispositive power over the securities held by Dye Capital, Dye Cann I, and Dye Cann II.

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

On May 27, 2023, the Company entered into an agreement with Mr. Dye to provide for the compensation of Mr. Dye as the Chairman of the Board (the “Chair Agreement”). The Chair Agreement provides that Mr. Dye will be entitled to annual compensation in the amount of $300,000, payable at the option of Mr. Dye in cash, common stock, or restricted stock units. The Company will pay the compensation owed pursuant to the Chair Agreement semi-annually in accordance with the Company’s director compensation policy and schedule. The next payment is scheduled to occur on or around September 1, 2023. The Chair Agreement also contains a termination fee of $350,000, payable in cash, for which the Company will be liable in the event Mr. Dye is terminated as Chair of the Board other than for Cause (as defined in the Chair Agreement) on or before May 27, 2024. Pursuant to the Chair Agreement, the Company also accelerated the last vesting period of Mr. Dye’s outstanding stock option award granted in December 2019, and Mr. Dye has 2,000,000 stock option awards vested and outstanding as of June 30, 2023.

On June 13, 2023, Dye Capital LLLP, an entity owned by Mr. Dye, indirectly provided a loan in the amount of approximately $2.3 million to Lakewood Wadsworth Partners, LLC (“Lakewood Landlord”) to acquire property in the Lakewood neighborhood of Denver, Colorado for the purpose of leasing such property to the Company. The Company is obligated to make monthly rental payments of $22,649 for the first five years of the lease term to Lakewood Landlord, and such rental payments will be used to pay down the loan. Rental payments pursuant to this lease commence in the third quarter of 2023.

We also acquire certain advertising and marketing services from Tella Digital, an on-premises digital experience solution, of which Mr. Dye is a partial owner and Chairman of the board of directors. For the periods ended June 30, 2023, the Company recorded expenses of $119,288 and $290,496, respectively, with Tella Digital, as compared to $98,588 and $382,622 for the same periods in 2022.

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

On April 5, 2023, the Company issued 50,971 shares of Common Stock valued at $52,500 to Mr. Garwood as compensation for service on the Board. On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock valued at $70,001 and 22,728 shares of Common Stock valued at $35,001, respectively, to Mr. Garwood, as compensation for service on the Board.

Transactions with Entities Affiliated with Nirup Krishnamurthy

We acquire certain advertising and marketing services from Tella Digital, an on-premises digital experience solution, of which Mr. Krishnamurthy is a partial owner. For the periods ended June 30, 2023, the Company recorded expenses of $119,288 and $290,496, respectively, with Tella Digital, as compared to $98,588 and $382,622 for the same periods in 2022.

On May 24, 2023, the Company entered into an Amended and Restated Employment Agreement with Mr. Krishnamurthy following his appointment as Chief Executive Officer (the “CEO Agreement”). Pursuant to the CEO Agreement, the Company granted Mr. Krishnamurthy an additional 800,000 stock options and 1,600,000 restricted stock units under the Equity Plan. The stock options vest in equal installments over four years starting on the first anniversary of the effective date of the CEO Agreement, and the restricted stock units vest in four equal installments, with the first tranche vesting immediately upon execution of the CEO Agreement and the remainder to vest on each anniversary of the effective date of the CEO Agreement.

Transactions with Paul Montalbano

On April 5, 2023, the Company issued 50,971 shares of Common Stock valued at $52,500 to Mr. Montalbano as compensation for service on the Board. On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock valued at $70,001 and 22,728 shares of Common Stock valued at $35,001, respectively, to Mr. Montalbano, as compensation for service on the Board.

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

On April 5, 2023, the Company issued 50,971 shares of Common Stock valued at $52,500 to Mr. Mukharji as compensation for service on the Board. On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of

Common Stock valued at $70,001 and 22,728 shares of Common Stock valued at $35,001, respectively, to Mr. Mukharji, as compensation for service on the Board.

Transactions with Marc Rubin and Entities Affiliated with Marc Rubin

On February 26, 2021, the Company entered into the CRW SPA with CRW, of which Marc Rubin is a beneficial owner. Pursuant to the CRW SPA, the Company issued and sold 25,350 shares of Series A Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of the Company’s common stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock under the CRW SPA. Effective February 4, 2022, the Company registered the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock on a Form S-3. Also on February 26, 2021, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Series A Preferred Stock beneficially held by CRW on the applicable date on an as-converted-to-common-stock basis divided by the total number of shares of common stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for common stock at the time of determination). Further, under the letter agreement, the Company paid CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $25,000 in 2022 and $0 monitoring fees in 2023. Mr. Rubin is a co-manager and 50% owner of CRW Capital, LLC, and he shares voting and disposition power over the shares of Series A Preferred Stock held by CRW with Mr. Cozad.

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

On April 5, 2023, the Company issued 69,125 shares of Common Stock valued at $71,200 to Mr. Rubin as compensation for service on the Board.

Transactions with Bradley Stewart

On April 5, 2023 and May 3, 2023, the Company issued 13,825 shares of Common Stock valued at $14,240 on each date to Mr. Stewart as compensation for service on the Board.

Transactions with Star Buds Parties

The Company has participated in several transactions involving entities owned or affiliated with one or more of its former directors that are affiliated with Star Buds and/or the Star Buds Acquisitions. These individuals include: (i) Brian Ruden, a former director of the Company as of October 2022, and (ii) Salim Wahdan, a former director of the Company as of March 2023 (hereinafter referred to as the “Star Buds Affiliates”). Both Brian Ruden and Salim Wahdan had an ownership stake in the Star Buds companies acquired by the Company between December 2020 and March 2021.

Between December 17, 2020 and March 2, 2021, the Company’s wholly-owned subsidiary SBUD LLC acquired the Star Buds assets. The aggregate purchase price for the Star Buds assets was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, also referred to in this report as “seller note(s),” (iii) 29,506 shares of Series A Preferred Stock, of which 25,078 shares were issued at the applicable closings and 4,428 shares were held back by the Company as collateral for potential indemnification obligations pursuant to the applicable purchase agreements. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of common stock to the sellers. Each party’s interests in the seller notes is as follows: (i) Brian Ruden: 31% and (ii) Salim Wahdan: 3.5%. The Company issued warrants to purchase an aggregate of (i) 1,715,936 shares of common stock to Mr. Ruden and (ii) 193,929 shares of commons stock to Mr. Wahdan.

As of June 30, 2023 December 31, 2022, the Company owed an aggregate principal amount of $44,250,000 under the seller notes and held 944 shares of Series A Preferred Stock in escrow as collateral for potential indemnification obligations pursuant to the applicable purchase agreements. The Company paid $1,327,500 and $2,655,000 in interest pursuant to the seller notes for the three and six months ended June 30, 2023, respectively, and $1,082,694 and $2,165,387 for the three and six months ended June 30, 2022. The Company has not paid any principal as of June 30, 2023 and December 31, 2022.

In connection with acquiring the Star Buds assets the Company also assumed and acquired a number of leases for which one or more of the Star Buds Affiliates serve as landlord or maintain an ownership interest in the landlord entity. The Company has entered into a lease with each of 428 S. McCulloch LLC, Colorado Real Estate Holdings LLC, 5844 Ventures LLC, 5238 W 44th LLC, 4690 Brighton Blvd LLC, 14655 Arapahoe LLC and Montview Real Estate LLC, on substantially the same terms. Each of the leases is for an initial three-year term. The lease with 428 S. McCulloch LLC is for the Company’s Pueblo West Star Buds location and was effective on December 17, 2020 (“Pueblo West Lease”). The leases with Colorado Real Estate Holdings LLC (“Niwot Lease”) and 5844 Ventures LLC (“Commerce City Lease”) are for the Company’s Niwot and Commerce City Star Buds location, respectively, and were effective on December 18, 2020. The lease with 5238 W 44th LLC is for the Company’s Lakeside Star Buds location and was effective on February 3, 2021 (“Lakeside Lease”). The lease with 4690 Brighton Blvd LLC is for the Company’s Brighton store in north Denver and was effective on February 3, 2021 (“Brighton Lease”). The leases with 14655 Arapahoe LLC (“Arapahoe Lease”) and Montview Real Estate LLC (“Aurora Lease”) are for the Company’s Arapahoe and Aurora locations, respectively, and were effective on March 2, 2021. The Pueblo West Lease, Lakeside Lease, and Commerce City Lease each provide for a monthly rent payment of $5,000 with an aggregate of $180,000 during the initial term of the leases. The Niwot Lease provides for a monthly rent payment of $6,779 with an aggregate of $244,044 during the initial term of the lease. The Arapahoe Lease provides for a monthly rent payment of $12,367 with an aggregate of $445,212 during the initial term of the lease. The Aurora Lease provides for a monthly rent of $6,250 with an aggregate of $225,000 during the initial term of the lease. The Brighton Lease provides for a monthly rent payment of $7,250 with an aggregate of $261,000 during the initial term of the lease. SBUD LLC made aggregate rental payments pursuant to these leases of $142,938 and $285,876 for the three and six months ended June 30, 2023 and 2022 In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms with escalation. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

On December 17, 2020, SBUD LLC entered into a Trademark License Agreement with Star Brands LLC (“Star Brands”) under which Star Brands licenses certain trademarks to SBUD LLC effective as of the closing of the acquisitions of all of the Star Buds assets. SBUD LLC has no payment obligation under this agreement. On June 15, 2023, the Company entered into a Licensing Agreement with Star Brands pursuant to which Star Brands licenses additional trademarks to the Company for the exclusive right to sell such licensed products in New Mexico (the “Star Brands Agreement”). Pursuant to the Star Brands Agreement, the Company is required to make quarterly payments to Star Brands for use of such exclusive license. The Company has not made any payments pursuant to the Star Brands Agreement as of June 30, 2023. Mr. Ruden is a partial owner of Star Brands.

In connection with the Star Buds Acquisitions, the Company granted Mr. Ruden and Naser Joudeh, another recipient of Preferred Stock from the Star Buds Acquisitions, the right to jointly designate two or three individuals for election or appointment to the Board, depending on the size of the Board and subject to ownership limitations.

17.Commitments and Contingencies

Pursuant to the Everest Purchase Agreement, the Company may be required to make a potential “earn-out” payment of up to an additional $8 million, payable in Company common stock, based on the revenue performance of certain retail stores of Everest for 12 months following such stores opening for business. Management currently estimates the expected earn-out payment to equal approximately $2.5 million based on current projections.

18.Segment Information

The Company has three identifiable segments as of June 30, 2023; (i) retail, (ii) wholesale and (iii) and other. The retail segment represents our dispensaries which sell merchandise directly to customers via retail locations and e-commerce portals. The wholesale segment represents our manufacturing, cultivation, and wholesale business which sells merchandise to customers via e-commerce portals, a retail location, and a manufacturing facility. The other segment derives its revenue from in-store advertisements and vendor promotions offered in the Company’s retail dispensaries.

The following information represents segment activity as of and for the three and six months ended June 30, 2023:

	For The Three Months Ended
	30-Jun-23
	Retail	Wholesale	Other	Total
External revenues	$38,098,957	$4,274,483	$1,660	$42,375,100
Depreciation and Intangible assets amortization	3,352,140	977,849	317,481	4,647,470
Segment profit	16,328,349	(256,865)	(17,536,449)	(1,464,965)
Segment assets	211,786,685	111,562,598	45,609,629	368,958,912

	For The Six Months Ended
	30-Jun-23
	Retail	Wholesale	Other	Total
External Revenues	73,919,068	8,333,408	123,560	82,376,036
Depreciation and Intangible assets amortization	7,256,992	2,703,500	838,375	10,798,867
Segment profit	27,726,704	(922,432)	(21,861,737)	4,942,535
Segment assets	211,786,685	111,562,598	45,609,629	368,958,912

The following information represents segment activity as of and for the three and six months ended June 30, 2022:

	For The Three Months Ended
	30-Jun-22
	Retail	Wholesale	Other	Total
External Revenues	38,138,799	6,080,843	43,750	44,263,392
Depreciation and Intangible assets amortization	2,582,418	163,580	226,683	2,972,681
Segment profit	16,462,794	93,131	17,285,058	33,840,983
Segment assets	188,903,224	64,211,139	65,033,618	318,147,981

	For The Six Months Ended
	30-Jun-22
	Retail	Wholesale	Other	Total
External Revenues	$64,664,515	$11,288,231	$88,200	$76,040,946
Depreciation and Intangible assets amortization	4,300,271	748,618	452,511	5,501,400
Segment profit	20,224,737	(328,733)	(12,833,723)	7,062,281
Segment assets	188,903,224	64,211,139	65,033,618	318,147,981

19.Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2023 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Denver, Colorado, Medicine Man Technologies, Inc., is a vertically integrated cannabis company with experienced retail leadership and operations in Colorado and New Mexico. The Company is focused on building a premier, vertically integrated cannabis company by taking its retail operating playbook to other states where it can develop a differentiated leadership position focused on assortment, value, and service. The Company is actively building a house of brands that includes retail banners, proprietary products, and licensed brands, while also preserving the ability to control and maintain the quality of its brands through vertical integration. The Company fosters a high-performance culture that combines customer-centric thinking and data science to test, measure, and drive effective business decisions and outcomes.

Q2 Highlights and Recent Developments

During the second quarter of 2023, the Company continued to strengthen operations, executing on its retail playbook and responding to ongoing market pressure by furthering supply chain operating efficiencies with improved cultivation yields as well as advancing its new off-premise storage facility to improve chain-wide financial performance and inventory management with capabilities to scale.

The Company also increased market share in Colorado and New Mexico by completing three acquisitions that expanded its total retail footprint to 60 stores across Colorado and New Mexico. In May 2023, the Company acquired two new retail dispensaries located in Fort Collins, Colorado, and Garden City, Colorado, from Smokey’s. In June 2023, the Company acquired the Standing Akimbo branded medical dispensary located in Denver, Colorado. Also in June 2023, the Company expanded its New Mexico operations with the acquisition of Everest, which added 14 retail dispensaries, one cultivation facility, and one manufacturing facility to the Company’s New Mexico portfolio, bringing the Company’s total retail footprint to 28 stores in Colorado and 32 stores in New Mexico.

The Company appointed Nirup Krishnamurthy, who previously served as the Company’s President and Chief Operating Officer, as Chief Executive Officer in May 2023. It also added a new Executive Vice President of Commercial Sales to its executive leadership team to help execute its brand strategy and expand its wholesale presence in Colorado and New Mexico. Further, the Company expanded its brand portfolio offering with the launch of its newest internally developed brand, EDW or Every Day Weed, in Colorado and entry into a licensing agreement to become the exclusive retailer for Kaviar branded products in New Mexico.

During the third quarter of 2023 to date, the Company opened an additional Standing Akimbo branded medical dispensary located in Colorado Springs, Colorado and another retail dispensary operating under the R. Greenleaf banner located in Hobbs, New Mexico. In July 2023, Nirup Krishnamurthy was elected to serve as Chair of the US Cannabis Council, which provides the Company and other industry leaders the opportunity to participate in the development of cannabis policy and the greater federal regulatory framework.

RESULTS OF OPERATIONS – CONSOLIDATED

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the three and six months ended June 30, 2023 and June 30, 2022 and (ii) consolidated balance sheet as of June 30, 2023 and December 31, 2022 have been derived from and should be read in conjunction with the consolidated financial statements and accompanying notes presented in this report.

The Company’s consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

Quarter Ended June 30, 2023 Compared to the Quarter Ended June 30, 2022

	For the Three Months Ended
	June 30,		2023 vs 2022
	2023	2022	$	%
Total revenue	$42,375,100	$44,263,392	$(1,888,292)	(4)%
Total cost of goods and services	17,856,050	19,106,944	(1,250,894)	(7)%
Gross profit	24,519,050	25,156,448	(637,398)	(3)%
Total operating expenses	19,561,659	16,120,798	3,440,861	21%
Income (loss) from operations	4,957,391	9,035,650	(4,078,259)	(45)%
Total other income (expense)	(6,422,356)	29,211,295	(35,633,651)	(122)%
Provision for income taxes (benefit)	5,142,559	4,405,962	736,597	17%
Net income (loss)	$(6,607,524)	$33,840,983	$(40,448,507)	(120)%
Earnings (loss) per share attributable to common shareholders - basic	$(0.15)	$0.65	$(0.80)	(123)%
Earnings (loss) per share attributable to common shareholders - diluted	$(0.15)	$0.24	$(0.39)	(162)%
Weighted average number of shares outstanding - basic	60,538,317	49,178,494	—	—
Weighted average number of shares outstanding - diluted	60,538,317	133,481,667	—	—

Revenue

Revenues for the three months ended June 30, 2023 totaled $42,375,100, including (i) retail sales of $38,098,957 (ii) wholesale sales of $4,274,483 and (iii) other operating revenues of $1,660, compared to revenues of $44,263,392, including (i) retail sales of $38,138,799, (ii) wholesale sales of $6,080,843, and (iii) other operating revenues of $43,750 during the three months ended June 30, 2022, representing a decline of $1,888,292 or 4%. The decrease in revenue as compared to the prior periods is primarily driven by overall decline in the Colorado market, which was also compounded by increasing cannabis licenses and competitors in the New Mexico market. State-wide Colorado sales declined by approximately 15% during the second quarter of 2023 as compared to the same period in 2022. Additional retail stores acquired and opened during 2023 helped offset declining sales, causing overall Retail revenue to remain relatively consistent for the quarters ended June 30, 2022 and June 30, 2023. Pricing pressure also contributed to the decline in overall revenue, with wholesale distillate pricing declining by approximately 25% for the quarter ended June 30, 2023 as compared to the prior period.

Cost of Goods and Services

Cost of goods and services for the three months ended June 30, 2023 totaled $17,856,050 compared to cost of goods and services of $19,106,944 during the three months ended June 30, 2022, representing a decrease of $1,250,894 or 7%.

Overall cost of goods and services decreased during the second quarter compared to the prior period due to cost and productivity improvements in the Company’s operational facilities, primarily in its cultivation assets. During the first half of 2023, the Company applied its cultivation practices in New Mexico to its Colorado operations, allocating resources and talent between its Colorado and New Mexico operations to achieve greater productivity and cost savings in both states. Specifically, cultivation and manufacturing facilities costs (i.e., cost associated with labor, supplies, equipment, utilities, etc. and excluding rent and capital expenditures) decreased by approximately $1,229,000 ($575,000 in Colorado and $654,000 in New Mexico) for the quarter ended June 30, 2023 as compared to the prior period.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 totaled $19,561,659, compared to operating expenses of $16,120,798 during the three months ended June 30, 2022, representing an increase of $3,440,861 or 21%. This increase is primarily attributed to higher selling, general and administrative (“SG&A”) expenses associated with the increase in retail stores in Colorado and New Mexico. During the second quarter of 2023, the Company acquired 17 new retail stores, one new cultivation facility, and one new manufacturing facility. This increase in store count caused SG&A expenses to rise due to higher overhead costs. Professional services expenses, which is predominantly comprised of acquisition-related expenses, decreased in the second quarter of 2023 as compared to the prior period because expenses for the acquisitions completed in the first quarter of 2022 were incurred in the second quarter of 2022 due to timing of billing cycles.

Other Income (Expense), Net

Other expense, net for the three months ended June 30, 2023 totaled $6,422,356 compared to other income, net of $29,211,295 during the three months ended June 30, 2022, representing an increase in other expense of $35,633,651 or 122%. The increase in other expenses is primarily driven by revaluation of the derivative liability related to the Investor Notes that was recognized as income of $36,705,764 for the three months ended June 30, 2022, as compared to income recognized from the same derivative liability of $1,468,083 for the three months ended June 30, 2023.

Net Income (Loss)

As a result of the factors discussed above, the Company generated net loss for the three months ended June 30, 2023 of $6,607,524, as compared to net income of $33,840,983 for the three months ended June 30, 2022.

Year to Date Ended June 30, 2023 Compared to Year to Date Ended June 30, 2022

	For the Six Months Ended
	June 30,		2023 vs 2022
	2023	2022	$	%
Total revenue	$82,376,036	$76,040,946	$6,335,090	8%
Total cost of goods and services	34,824,320	39,946,995	(5,122,675)	(13)%
Gross profit	47,551,716	36,093,951	11,457,765	32%
Total operating expenses	36,944,471	31,848,841	5,095,630	16%
Income (loss) from operations	10,607,245	4,245,110	6,362,135	150%
Total other income (expense)	(5,664,710)	8,483,027	(14,147,737)	(167)%
Provision for income taxes (benefit)	9,804,737	5,665,856	4,138,881	73%
Net income (loss)	$(4,862,202)	$7,062,281	$(11,924,483)	(169)%
Earnings (loss) per share attributable to common shareholders - basic	$(0.16)	$0.07	$(0.23)	(328)%
Earnings (loss) per share attributable to common shareholders - diluted	$(0.16)	$0.03	$(0.19)	(631)%
Weighted average number of shares outstanding - basic	57,999,461	49,178,494	—	—
Weighted average number of shares outstanding - diluted	57,999,461	133,481,667	—	—

Revenue

Revenues for the six months ended June 30, 2023 totaled $82,376,036, including (i) retail sales of $73,919,068 (ii) wholesale sales of $8,333,408 and (iii) other operating revenues of $123,560, compared to revenues of $76,040,946, including (i) retail sales of $64,664,515, (ii) wholesale of $11,288,231, and (iii) other operating revenues of $88,200 during the six months ended June 30, 2022, representing an increase of $6,335,090 or 8%.  This increase in revenue is primarily driven by completion of additional acquisition transactions and adult-use legalization taking effect in New Mexico in April 2022.

During the first half of 2023, the Company acquired 17 additional retail stores across its platform, and it acquired 15 additional retail stores during the same period of 2022. The Company’s retail footprint totaled 60 stores as of June 30, 2023, as compared to 33 retail stores as of June 30, 2022, representing a substantial increase in the Company’s revenue-generating asset base.

Adult-use cannabis sales became legal in New Mexico in April 2022, shortly after the Company entered the New Mexico market with the acquisition of R. Greenleaf. The Company, and the New Mexico market generally, experienced an increase in sales volume in New Mexico due to this legalization event, and the Company’s revenue for the three and six months ended June 30, 2022 includes higher revenues than the same periods of 2023 due to this anomalous event. Since adult-use legalization took effect in April 2022, 354 new retail stores have opened in the New Mexico market as of June 2023, representing a 153% increase in open store count. This dilution has offset increases in revenue from adult-use sales due to market saturation and increased competition.

Cost of Goods and Services

Cost of goods and services for the six months ended June 30, 2023 totaled $34,824,320 compared to cost of goods and services of $39,946,995 during the six months ended June 30, 2022, representing an decrease of $5,122,675 or 13%. Cost of goods and services for the six months ended June 30, 2023 decreased compared to the same period last year due to increased vertical integration in the Company’s New Mexico operations and overall improvements to the Company’s operational assets and processes.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 totaled $36,944,471, compared to operating expenses of $31,848,841 during the six months ended June 30, 2022, representing an increase of $5,095,630 or 16%. The increase is largely due to higher SG&A expenses associated with the increase in retail stores in Colorado and New Mexico. The Company’s overall asset base as of June 30, 2023 increased by approximately 15% as compared to the prior period, largely driven by acquisition activity and organic store growth, which generated an increase in the Company’s overall operating and overhead expenses. Expenses paid for professional services also decreased for the six months ended June 30, 2023 as compared to the prior period—this is largely due to an overall decrease in acquisition costs. The Company also pursued and completed a larger number of transactions for fewer operational assets during the six months ended June 30, 2022 as compared to June 30, 2023, consummating five acquisitions for 15 new retail dispensaries for the six months ended June 30, 2022 compared to the completion of three acquisitions for 17 new retail dispensaries for the six months ended June 30, 2022.

Other Income (Expense), Net

Other expense, net for the six months ended June 30, 2023 totaled $5,664,710 compared to other income, net, of $8,483,027 during the six months ended June 30, 2022, representing an increase in other expenses of $14,147,737 or 167%. The increase in other expenses is primarily driven by revaluation of derivative liability related to the Investor Notes that was recognized as income of $23,288,292 for the six months ended June 30, 2022, as compared to income of  $9,969,768 recognized from the same derivative liability for the six months ended June 30, 2023.

Net Income (Loss)

As a result of the factors discussed above, we generated net loss for the six months ended June 30, 2023 of $4,862,202, compared to net income of $7,062,281 for the six months ended June 30, 2022.

REVENUE BY SEGMENT

The Company has consolidated financial statements across its operating businesses with operating segments of retail, wholesale and other as set forth below.

	For the Three Months Ended June 30,		2023 vs 2022
	2023	2022	$	%
Retail	$38,098,957	$38,138,799	$(39,842)	(0)%
Wholesale	4,274,483	6,080,843	$(1,806,360)	(30)%
Other	1,660	43,750	$(42,090)	(96)%
Total revenue	$42,375,100	$44,263,392	$(1,888,292)	(4)%

	For the Six Months Ended June 30,		2023 vs 2022
	2023	2022	$	%
Retail	$73,919,068	$64,664,515	$9,254,553	14%
Wholesale	8,333,408	11,288,231	$(2,954,823)	(26)%
Other	123,560	88,200	$35,360	40%
Total revenue	$82,376,036	$76,040,946	$6,335,090	8%

Retail revenues increased by approximately 14% during the first half of 2023 compared to the same period in 2022. This increase in retail revenue is largely driven by the increase in the Company’s revenue-generating asset base by acquisitions and new store openings.

Revenues for the wholesale segment steadily declined for the three and six months ended June 30, 2023 as compared to the same periods in 2022, decreasing by approximately 30% and 26%, respectively, as compared to the prior periods. The decrease in Wholesale revenue is attributable to wholesale pricing pressure, predominantly in the Colorado market. Wholesale prices in Colorado were down approximately 30% for the first half of 2023 as compared to the prior period, although early indicators from recent periods suggest downward wholesale pricing pressure may be stabilizing.

The fluctuations in Other revenue are due to changes in the amount of promotional engagement and activity in the Company’s retail stores.

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

NON-GAAP MEASURES AND RECONCILIATION

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA, and Operating Working Capital are non-GAAP measures and do not have standardized definitions under GAAP. The following information provides reconciliations for the supplemental non-GAAP financial measures, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because the Company believes it better explains the results of its core business. Management has evaluated the financial results both including and excluding the adjusted items and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insight when analyzing the core operating performance of the business. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

Reconciliation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$(6,607,524)	$33,840,983	$(4,862,202)	$7,062,281
Interest expense, net	7,890,439	7,489,205	15,636,294	14,791,459
Provision for income taxes	5,142,559	4,405,962	9,804,737	5,665,856
Other (income) expense, net of interest expense	(1,468,083)	(36,700,500)	(9,971,584)	(23,274,486)
Depreciation and intangible amortization	3,865,190	2,960,603	10,478,004	5,506,627
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP)	$8,822,581	$11,996,253	$21,085,249	$9,751,737
Non-cash stock compensation	2,845,691	697,842	3,060,235	1,688,925
Deal related expenses	733,718	1,656,529	1,929,520	3,913,463
Capital raise related expenses	-	41,312	35,068	605,632
Inventory adjustment to fair market value for purchase accounting	-	246,613	-	6,507,047
Severance	185,681	44,537	304,117	49,102
Retention program expenses	115,000	-	395,632	-
Employee relocation expenses	26,468	332	52,175	19,110
Other non-recurring items	1,085,005	338,050	1,477,028	334,632
Adjusted EBITDA (non-GAAP)	$13,814,144	$15,021,468	$28,339,024	$22,869,648

Revenue	42,375,100	44,263,392	82,376,036	76,040,946
Adjusted EBITDA Percent	32.6%	33.9%	34.4%	30.1%

	June 30,	December 31,
	2023	2022
Current assets	$66,532,198	$71,735,033
Less: Cash and cash equivalents	(19,872,099)	(38,949,253)
Adjusted current assets (non-GAAP)	46,660,099	32,785,780

Current liabilities	$49,771,329	$47,381,308
Less: Derivative liabilities	(6,538,485)	(16,508,253)
Less: Current portion of long term debt	(6,583,334)	(2,250,000)
Adjusted current liabilities (non-GAAP)	36,649,510	28,623,055

Operating Working Capital (non-GAAP)	$10,010,589	$4,162,725

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2023 and December 31, 2022, the Company had total current liabilities of $49,771,329 and $47,381,308, respectively. As of June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $19,872,099 and $38,949,253, respectively to meet its current obligations. The Company’s Operating Working Capital increased by $5,847,864 for the six months ended June 30, 2023, or 140%, as compared to December 31, 2022.

The Company is a growth company, generating cash from operational revenue and capital raises. Cash is being reserved primarily for capital expenditures, facility improvements, acquisitions, and strategic investment opportunities. The Company predominantly relies on internal capital that is generated through revenue and any other internal sources of liquidity to meet its short-term and certain long-term capital demands. Management believes the Company’s current projected growth, revenue from consummated acquisitions, and revenue from operations will be sufficient to meet its current obligations as they become due. The Company relies on a combination of internal and external capital to meet its long-term obligations, with internal liquidity sourced from revenue from operations and external financing acquired from various sources, including commercial loan arrangements, capital raises and private placement transactions, and cash from the Investor Notes. Management believes this combination of internal revenue and external liquidity will be sufficient to meet the Company’s long-term obligations; however, it is possible the Company will seek additional external financing to meet strategic investment needs in the future. Additionally, the Company anticipates receiving an employee retention tax credit for approximately $5 million during the third quarter of 2023, which will increase the Company’s cash position in the period it is received.

Trends Impacting Liquidity

While management believes that the Company has sufficient liquidity to support its capital needs, certain factors may positively or negatively impact the Company’s liquidity and financing opportunities.

Due to our participation in the cannabis industry and the regulatory framework governing cannabis in the United States, our debt and loan arrangements are sometimes subject to higher interest rates than are market for other industries, which has an unfavorable impact on our liquidity and capital resources. We also tend to incur higher banking fees and rates than businesses in other industries. Our liquidity may also be negatively impacted if the primary banking and credit institutions meaningfully curtail the use of debit card transactions in the cannabis industry. During the third quarter of 2023, Mastercard sent cease-and-desist letters to various banks and payment processors that facilitated cannabis purchases through unpermitted channels and processes, demanding such banks and processors terminate the activity and transactions. Management does not believe recent developments in the payment processing environment are likely to materially impact our liquidity; however, if we experience a transition back to all-cash transactions as a result of increased payment restrictions and limitations, our liquidity could be negatively impacted due to decreased sales and/or increased cost of compliance. While participation in the cannabis industry tends to negatively impact certain aspects of capital resources more than other industries, this could change in the future with changes to federal law. If the federal government enacts laws permitting the banking and financial industries to engage with the cannabis industry, such as passage of the SAFE Banking Act, which was introduced in the U.S. Senate in 2023 as a standalone measure that is currently awaiting review in the U.S. Senate banking committee, the Company anticipates that this could have a positive impact on the Company’s liquidity because it will open up financing and refinancing opportunities not otherwise widely available to cannabis companies at this time due to the current regulatory landscape.

One of our strategic goals is to grow our business through acquisitions, which also tends to negatively impact liquidity during periods when we consummate an identified acquisition. We expect to continue executing this strategy in future periods, meeting such capital requirements in connection therewith from both internal capital and external financing, which will decrease liquidity. Additionally, the cash requirements to service our debt obligations increase with the passage of time due to interest accrual, which increases constraints on our capital resources and tends to reduce liquidity in the amount of such accruals. Management currently anticipates meeting these cash requirements from operating revenue and cash on hand.

The wholesale cannabis market has experienced downward pricing pressure from over-supply of certain cannabis products in the market, which has affected retail margins in certain periods and will likely impact the relationship between cost and revenue if and/or when supply is constrained. However, we maintain the ability to shift between external sales and internal use or transfer of our wholesale products due to vertical integration based on market conditions, which may mitigate some of the negative impacts of wholesale market downturns. Wholesale pricing can affect margins positively or negatively depending on market conditions, but profit as a percentage of revenue tends to have an inverse relationship with market pricing conditions. Wholesale pricing increases could reduce retail margins and also generate positive profitability in the wholesale segment, and vice versa. The Company anticipates that the wholesale market will likely remain depressed relative to previous periods, which can negatively impact the Company’s overall liquidity.

We have also seen a negative relationship between license applications and liquidity in the markets where we operate, and this may negatively impact our liquidity and financial performance in upcoming periods. Since adult-use cannabis sales became legal in New Mexico in April 2022, the state has seen a 153% increase in licenses granted to cannabis operators. This increase in state-wide license count represents a substantial increase in competitors in that market, which has diluted the Company’s overall market share in New Mexico. As more licenses are issued in states where we operate, our liquidity is likely to be negatively impacted due to increased competition.

Increasing inflation may also negatively impact our liquidity, as our cost of goods and services may increase without corresponding increases to revenue. Inflation increases could also impact our incremental borrowing rate and ability to obtain external financing on similar terms as previous financing arrangements. Increasing inflation and general economic downturn in the United States could also negatively impact revenue to the extent such factors affect consumer behavior. Additional factors or trends that have impacted or could potentially impact liquidity in future periods include general economic conditions such as market saturation, inflation, labor shortages and employee turnover, consumer behavior, and general economic downturn.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the periods ended June 30, 2023 and 2022 were as follows:

	For the Periods Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$1,803,570	$(9,863,589)
Net cash provided by (used in) investing activities	(20,527,840)	(63,954,864)
Net cash provided by (used in) financing activities	(352,884)	1,280,660

Operating Activities

The change in cash related to operating activities for the period ended June 30, 2023 was predominantly driven by increased depreciation and amortization from the Company’s increased asset base, the change in revaluation of the derivative liability associated with the Investor Notes, increased stock compensation expenses due to employee growth and retention efforts, and changes to the Company’s operating assets and liabilities.

Investing Activities

The Company’s use of cash from investing activities is driven by acquisition of businesses, cannabis licenses, and property, plant, and equipment for existing entities such as store remodels. The decrease in cash used in investing activities is largely attributable to less cash paid for acquisitions than paid in connection with acquisitions in previous periods.

Financing Activities

Historically, our cash provided by financing activities has mainly consisted of proceeds from our Loan Agreement with Altmore, the Investor Notes and the issuance of shares of Common Stock. The change in cash flow from financing activities is primarily related to payment of cash holdbacks pursuant to acquisition agreements that became due and payable during the second quarter of 2023. In accordance with ASC 230 Statement of Cash Flows, certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net earnings and financial position.

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

Under the Indenture, the Company must comply with certain restrictions and covenants. These include customary events of default and various financial covenants, including maintaining (i) a consolidated fixed charge coverage ratio of no less than 1.30 to 1.00 at the end of each fiscal quarter, and (ii) a minimum of $10,000,000 (in aggregate) in deposit accounts in which the Indenture Collateral Agent has a security interest. As of June 30, 2023, the Company was in compliance with the requirements described above.

The Indenture includes customary affirmative and negative covenants, including limitations on liens, additional indebtedness, repurchases and redemptions of any equity interest in the Company, certain investments, and dividends and other restricted payments, and customary events of default. See Note 11, “Debt,” to the consolidated financial statements for additional details on such restrictions included in the Indenture. These restrictions have not impacted the Company’s ability to meet its cash obligations, although such restrictions and limitations may make additional external financing more difficult to obtain and/or subject to less favorable terms.

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

Everest Note

In connection with the Everest Purchase Agreement, Everest Purchaser issued the Everest Note to Everest Seller, requiring the Company to make payments on an aggregate amount of $17,500,000. The Everest Note incurs 5% interest per year, payable quarterly starting June 30, 2023. Two initial principal and interest payments of $1,250,000 are due on August 30, 2023 and November 28, 2023. The Company is required to make installment payments of principal and interest starting June 30, 2025, and the total outstanding principal will be due on May 31, 2027. The Everest Note is unsecured.

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

The following table quantifies the Company’s future contractual obligation as of June 30, 2023:

	Total	2023	2024	2025	2026	2027	Thereafter
Notes Payable (a)	$194,110,670	$5,500,000	$1,500,000	$27,624,655	$146,583,106	$12,902,909	$12,902,909
Interest Due on Notes Payable (b)	51,975,329	8,647,105	17,370,021	15,565,484	10,392,719	—	—
Right of Use Assets (c)	39,361,669	3,593,197	6,336,199	5,435,299	5,070,471	3,902,717	15,023,786
Deferred Payment for Acquisitions (d)	4,000,000	750,000	666,668	666,668	1,916,664	—	—
Total	$289,447,668	$18,490,302	$25,872,888	$49,292,106	$163,962,960	$16,805,626	$27,926,695

(a)	Represents principal amounts owed pursuant to the Loan Agreement, the Investor Notes, the Nuevo Note, the seller notes, and the Everest Note, excluding $36,904,857 of unamortized debt discount and $5,760,669 of unamortized debt issuance costs. See Note 11 “Debt” to our consolidated financial statements.
(b)	Represents cash interest accruals owed pursuant to the Loan Agreement, the Investor Notes, the Nuevo Note, the seller notes, and the Everest Note. The Investor Notes are convertible into Common Stock freely at the option of the holder and subject to certain restrictions at the option of the Company such that conversion events could impact the interest and accrual obligations related to the Investor Notes in future periods. See Note 11 “Debt” to our consolidated financial statements.
(c)	Reflects our contractual obligations to make future payments under all of the Company’s leases in effect as of June 30, 2023. See Note 12 “Leases” to our consolidated financial statements.
(d)	Represents the Akimbo Deferred Purchase Price obligation. See Note 7 “Business Combinations” to our consolidated financial statements.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, we determine fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, we rely on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, our risk relative to the overall market, our size and industry and other risks specific to us. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be taken to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

We performed our annual fair value assessment as of December 31, 2022 on our subsidiaries with material goodwill on our respective balance sheets and recognized a goodwill impairment charge of $11,719,306, of which $3,708,226 is included in loss from disposal of assets in the accompanying consolidated statements of comprehensive income as it is related to ceased operations during 2022. No additional factors or circumstances existed as of June 30, 2023, that would indicate impairment.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended June 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1 +

Asset Purchase Agreement, dated April 13, 2023, by and among Medicine Man Technologies, Inc., Double Brow, LLC, Standing Akimbo LLC, Spencer Kirson, and John Murphy (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed April 21, 2023 (Commission File No. 000-55450))

2.2 ++

Asset Purchase Agreement, dated April 21, 2023, by and among Medicine Man Technologies, Inc., Evergreen Holdco, LLC, Sucellus, LLC, Brook Laskey, as Representative, and the Equityholders named therein (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed April 26, 2023 (Commission File No. 000-55450))

2.3

Amendment to Asset Purchase Agreement, dated June 1, 2023, by and among Medicine Man Technologies, Inc., Evergreen Holdco, LLC, Sucellus, LLC, Brook Laskey, as Representative, and the Equityholders named therein (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 7, 2023 (Commission File No. 000-55450))

2.4

Call Option Agreement, dated June 1, 2023, by and between Evergreen Holdco, LLC and Sucellus, LLC (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 7, 2023 (Commission File No. 000-55450))

2.5 +

Asset Purchase Agreement, dated January 25, 2023, by and among Medicine Man Technologies, Inc., Smoke Holdco, LLC, Cannabis Care Wellness Centers, LLC, Green Medicals Wellness Center #5, LLC, Thomas Wilczynski, Jeremy Lewchuk, T&B Holdings, LLC, and Thomas Wilczynski as Representative (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed April 26, 2023 (Commission File No. 000-55450))

4.1

Promissory Note, dated June 1, 2023, by and between Evergreen Holdco, LLC and Sucellus, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 7, 2023 (Commission File No. 000-55450))

10.1 ˄

Agreement, dated May 27, 2023, by and between Medicine Man Technologies, Inc. and Justin Dye (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed May 31, 2023 (Commission File No. 000-55450))

10.2 ˄

Amended and Restated Employment Agreement, dated May 24, 2023, by and between Medicine Man Technologies, Inc. and Nirup Krishnamurthy (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed May 31, 2023 (Commission File No. 000-55450))

10.3 ˄, **	Description of Medicine Man Technologies, Inc. 2023 Long-Term Incentive Plan
10.4 ˄, **	Form of Restricted Stock Option and Performance Share Unit Award Agreement
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32 *	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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

*	Furnished herewith.
**	Filed herewith.
˄	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2023	MEDICINE MAN TECHNOLOGIES, INC.

	By:	/s/ Nirup Krishnamurthy
Nirup Krishnamurthy, Chief Executive Officer (Authorized Officer)

	By:	/s/ Forrest Hoffmaster
Forrest Hoffmaster, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)