Form 10-Q
period 2023-09-30
Medicine Man Technologies, Inc.
filed 2023-11-14
CIK 1622879

Tony

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File Number 000-55450

MEDICINE MAN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5289499
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

865 North Albion Street Suite 300 Denver, Colorado	80220
(Address of principal executive offices)	(Zip Code)

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

As of November 1st, 2023, the Registrant had 72,591,605 shares of Common Stock outstanding.

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

Factors and risks that may cause or contribute to actual events, results, performance, or achievements differing from these forward-looking statements include, but are not limited to, the following:

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$19,624,615	$38,949,253
Accounts receivable, net of allowance for doubtful accounts	5,049,869	4,471,978
Inventory	32,767,841	22,554,182
Note receivable - current, net	—	11,944
Marketable securities, net of unrealized loss of $1,816 and loss of $39,270, respectively	456,099	454,283
Prepaid expenses and other current assets	6,485,896	5,293,393
Total current assets	64,384,320	71,735,033
Non-current assets
Fixed assets, net accumulated depreciation $8,065,794 and $4,899,977, respectively	32,139,192	27,089,026
Investments	2,000,000	2,000,000
Goodwill	76,578,654	94,605,301
Intangible assets, net accumulated amortization of $28,828,713 and $16,290,862, respectively	168,822,669	107,726,718
Note receivable – noncurrent, net	1,313	—
Deferred tax assets, net	50,467	—
Other noncurrent assets	1,298,950	1,527,256
Operating lease right of use assets	25,315,122	18,199,399
Total non-current assets	306,206,367	251,147,700
Total assets	$370,590,687	$322,882,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,665,499	$10,701,281
Accounts payable - related party	22,073	22,380
Accrued expenses	9,430,875	7,462,290
Derivative liabilities	2,022,248	16,508,253
Lease liabilities - current	4,721,713	3,139,289
Current portion of long term debt	4,250,000	2,250,000
Income taxes payable	18,283,784	7,297,815
Total current liabilities	50,396,192	47,381,308
Long term debt, net of debt discount and issuance costs	150,878,200	125,521,520
Lease liabilities	23,525,633	17,314,464
Deferred income taxes, net	—	502,070
Total long-term liabilities	174,403,833	143,338,054
Total liabilities	$224,800,025	$190,719,362

Stockholders' equity
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 86,494 shares issued and 86,494 shares outstanding as of September 30, 2023, and 86,994 shares issued and 86,994 shares outstanding as of December 31, 2022.	87	87
Common stock, $0.001 par value. 250,000,000 shares authorized; 72,607,621 shares issued and 72,591,605 shares outstanding as of September 30, 2023, and 56,352,545 shares issued and 55,212,547 shares outstanding as of December 31, 2022.	72,607	56,353
Additional paid-in capital	199,177,342	180,381,641
Accumulated deficit	(51,426,247)	(46,241,583)
Common stock held in treasury, at cost, 920,150 shares held as of September 30, 2023, and 920,150 shares held as of December 31, 2022.	(2,033,127)	(2,033,127)
Total stockholders' equity	145,790,662	132,163,371
Total liabilities and stockholders' equity	$370,590,687	$322,882,733

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Periods Ended September 30, 2023 and 2022

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues
Retail	$41,951,969	$39,759,734	$115,871,037	$104,386,464
Wholesale	4,701,268	3,335,252	13,034,676	14,661,268
Other	93,698	96,000	217,258	184,200
Total revenue	46,746,935	43,190,986	129,122,971	119,231,932
Total cost of goods and services	25,308,972	20,715,192	60,133,091	60,661,933
Gross profit	21,437,963	22,475,794	68,989,880	58,569,999
Operating expenses
Selling, general and administrative expenses	9,639,268	6,594,311	28,693,517	20,114,335
Professional services	767,822	1,507,149	2,443,046	5,609,579
Salaries	4,545,439	3,159,578	17,700,403	15,697,294
Stock based compensation	(2,438,073)	99,898	622,162	1,788,823
Total operating expenses	12,514,456	11,360,936	49,459,128	43,210,031
Income from operations	8,923,507	11,114,858	19,530,752	15,359,968
Other income (expense)
Interest expense, net	(8,320,397)	(8,500,235)	(23,956,691)	(23,312,088)
Unrealized gain on derivative liabilities	4,516,237	4,816,668	14,486,005	28,104,960
Other loss	—	—	—	20,400
Unrealized gain (loss) on investments	—	(28,541)	1,816	(42,353)
Total other income (expense)	(3,804,160)	(3,712,108)	(9,468,870)	4,770,919
Pre-tax net income	5,119,347	7,402,750	10,061,882	20,130,887
Provision for income taxes	5,441,809	5,593,513	15,246,546	11,259,369
Net income (loss)	$(322,462)	$1,809,237	$(5,184,664)	$8,871,518

Less: Accumulated preferred stock dividends for the period	(1,547,369)	(1,784,113)	(5,930,646)	(5,294,132)
Net income (loss) attributable to common stockholders	$(1,869,831)	$25,124	$(11,115,310)	$3,577,386

Earnings (loss) per share attributable to common shareholders
Basic (loss) earnings per share	$(0.02)	$—	$(0.14)	$0.07
Diluted (loss) earnings per share	$(0.03)	$—	$(0.14)	$0.03

Weighted average number of shares outstanding – basic	87,202,537	51,232,943	78,635,841	50,615,437
Weighted average number of shares outstanding – diluted	87,202,537	137,954,532	78,635,841	137,337,027
Comprehensive (loss) income	$(322,462)	$1,809,237	$(5,184,664)	$8,871,518

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2023 and 2022

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2021	86,994	$87	45,484,314	$45,485	$162,815,097	$(27,773,968)	517,044	$(1,517,036)	$133,569,665

Net income (loss)	—	—	—	—	—	8,871,518	—	—	8,871,518
Issuance of stock as payment for acquisitions	—	—	9,742,204	9,742	15,090,258	—	—	—	15,100,000
Issuance of common stock as compensation to employees, officers and/or directors	—	—	510,525	374	615,057	—	—	—	615,431
Return of common stock as compensation to employees, officers and/or directors	—	—	—	—	—	—	369,415	(473,642)	(473,642)
Stock based compensation expense related to common stock options	—	—	196,085	196	1,834,208	—	—	—	1,834,404

Balance, September 30, 2022	86,994	$87	55,933,128	$55,797	$180,354,620	$(18,902,450)	886,459	$(1,990,678)	$159,517,376

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2022	86,994	$87	56,352,545	$56,353	$180,381,641	$(46,241,583)	920,150	$(2,033,127)	$132,163,371

Net income (loss)	—	—	—	—		(5,184,664)	—	—	(5,184,664)
Issuance of stock as payment for acquisitions	—	—	14,992,354	14,992	17,277,998	—	—	—	17,292,990
Issuance of common stock as compensation to employees, officers and/or directors	—	—	748,210	748	682,870	—	—	—	683,618
Conversion of preferred stock to common stock	(500)	(1)	514,512	515	(514)	—	—	—	—
Stock based compensation expense related to common stock options	—	—	—		835,347		—	—	835,347

Balance, September 30, 2023	86,494	$87	72,607,621	$72,607	$199,177,342	$(51,426,247)	920,150	$(2,033,127)	$145,790,662

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2023 and 2022

Expressed in U.S. Dollars

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, June 30, 2022	86,994	$87	55,449,065	$55,450	$179,979,063	$(20,711,687)	886,459	$(1,990,678)	$157,332,235

Net income (loss)	—	—	—	—	—	1,809,237	—	—	1,809,237
Issuance of stock as payment for acquisitions	—	—	—	—	—	—	—	—	—
Issuance of common stock as compensation to employees, officers and/or directors	—	—	287,978	151	230,273	—	—	—	230,424
Stock based compensation expense related to common stock options	—	—	196,085	196	145,284	—			145,480

Balance, September 30, 2022	86,994	$87	55,933,128	$55,797	$180,354,620	$(18,902,450)	886,459	$(1,990,678)	$159,517,376

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, June 30, 2023	86,994	$87	71,730,449	$71,730	$201,116,605	$(51,103,785)	920,150	$(2,033,127)	$148,051,510

Net income (loss)	—	—	—	—	—	(322,462)	—	—	(322,462)
Issuance of stock as payment for acquisitions	—	—	—	—		—	—	—	—
Issuance of common stock as compensation to employees, officers and/or directors	—	—	362,660	363	286,139	—	—	—	286,501
Conversion of preferred stock to common stock	(500)	(1)	514,512	515	(514)	—	—	—	—
Stock based compensation expense related to common stock options	—	—	—	—	(2,224,888)		—	—	(2,224,888)

Balance, September 30, 2023	86,494	$87	72,607,621	$72,607	$199,177,342	$(51,426,247)	920,150	$(2,033,127)	$145,790,662

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Periods Ended September 30, 2023 and 2022

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income (loss) for the period	(5,184,664)	8,871,518
Adjustments to reconcile net income (loss) to cash for operating activities
Depreciation and amortization	15,703,668	8,329,767
Non-cash interest expense	3,003,386	3,137,021
Non-cash lease expense	5,756,492	3,910,679
Deferred taxes	(552,537)	—
Change in derivative liabilities	(14,486,005)	(28,104,960)
Amortization of debt issuance costs	1,264,537	1,264,538
Amortization of debt discount	6,269,584	5,505,420
(Gain) loss on investment, net	(1,816)	42,353
Stock based compensation	835,347	811,897
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	206,179	(1,100,055)
Inventory	(4,883,659)	2,898,959
Prepaid expenses and other current assets	(1,192,503)	(3,377,844)
Other assets	228,306	(179,072)
Change in operating lease liabilities	(5,078,622)	(11,938,634)
Accounts payable and other liabilities	(4,124,458)	8,802,231
Income taxes payable	10,985,969	1,560,630
Net cash provided by (used in) operating activities	8,749,202	434,448

Cash flows from investing activities:
Collection of notes receivable	10,631	—
Cash consideration for acquisition of business, net of cash acquired	(15,813,028)	(56,875,923)
Purchase of fixed assets	(6,766,759)	(12,511,389)
Purchase of intangible assets	(2,700,000)	(2,825)
Net cash provided by (used in) investing activities	(25,269,156)	(69,390,137)

Cash flows from financing activities:
Payment on notes payable	(3,488,302)	—
Proceeds from issuance of common stock, net of issuance costs	683,618	1,280,660
Net cash provided by (used in) financing activities	(2,804,684)	1,280,660

Net (decrease) in cash and cash equivalents	(19,324,638)	(67,675,029)
Cash and cash equivalents at beginning of period	38,949,253	106,400,216
Cash and cash equivalents at end of period	$19,624,615	$38,725,187

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,271,618	$13,239,685
Cash paid for income taxes	5,000,000	9,840,000

Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from right of use asset	8,135,776	14,105,320
Issuance of stock as payment for acquisitions	17,292,990	15,100,450
Issuance of debt for acquisition	20,307,475	17,000,000
Acquisitions:
Tangible and intangible assets acquired, net of cash	47,092,129	30,996,424
Liabilities assumed	3,536,384	1,837,221
Goodwill	14,958,205	59,816,720

See accompanying notes to the condensed consolidated financial statements

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

1.Organization and Nature of Operations

Medicine Man Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in Nevada on March 20, 2014. On May 1, 2014, the Company entered into an exclusive Technology License Agreement with Futurevision, Inc. f/k/a Medicine Man Production Corp. d/b/a Medicine Man Denver (“Medicine Man Denver”) whereby Medicine Man Denver granted us a license to use all of the proprietary processes they have developed, implemented and practiced at their cannabis facilities relating to the commercial growth, cultivation, marketing, and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future). The Company’s operations are organized into three different segments, as follows: (i) Retail, consisting of retail locations for the sale of cannabis products in Colorado and New Mexico, (ii) Wholesale, consisting of manufacturing, cultivation and sale of wholesale cannabis and non-cannabis products, and (iii) Other, consisting of all other income and expenses, including those related to certain in-store marketing and promotional activities and corporate operations.

On April 20, 2020, the Company rebranded, and now conducts its business under the trade name, Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. The Company’s common stock is listed for trading in the United States on the OTCQX Best Market under the symbol “SHWZ” and also listed for trading in Canada on the NEO Exchange under the symbol “SHWZ.”

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

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No (ASU). 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments have been effective for the Company since December 15, 2022. As of January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

4.Notes Receivable

On March 12, 2021, the Company sold equipment to Colorado Cannabis Company LLC (“Colorado Cannabis”). Colorado Cannabis is obligated to pay $215,000, payable in equal monthly installments for 18 months commencing 30 days from the date of taking possession of the equipment pursuant to the Purchase and Sale Agreement, dated January 29, 2021, between the Company and Colorado Cannabis. As of September 30, 2023 and December 31, 2022, the outstanding balance, including penalties for late payments, on the receivable from Colorado Cannabis totaled $0 and $11,944, respectively.

5.Inventory

The Company’s inventory consists of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Raw materials	$5,418,341	$2,325,482
Work in process	11,280,895	14,504,490
Finished goods	16,068,605	5,724,210
Total inventories	$32,767,841	$22,554,182

As of September 30, 2023 and December 31, 2022, the Company did not recognize any adjustment to net realizable value within its inventory.

6.Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	September 30,	December 31,
	2023	2022
Land	$3,716,438	$3,716,438
Building	4,830,976	4,830,976
Leasehold improvements	11,498,900	4,100,165
Furniture and fixtures	679,685	655,698
Vehicles, machinery, and tools	5,049,408	3,796,695
Software, servers and equipment	4,576,946	4,132,621
Construction in progress	9,852,632	10,756,410
Total asset cost	$40,204,986	$31,989,003
Less: accumulated depreciation	(8,065,794)	(4,899,977)
Total property and equipment, net of depreciation	$32,139,192	$27,089,026

Construction in progress is related to both cultivation and manufacturing facilities and includes costs related to finished goods not yet completed or otherwise not ready for use.

Depreciation expense for the three and nine months ended September 30, 2023 was $1,057,905 and $3,165,817, respectively and $798,354 and $2,022,061 for the three and nine months ended September 30, 2022, respectively.

7.Business Combinations and Asset Acquisitions

Business Combinations

On January 26, 2022, the Company acquired two retail dispensaries located in Boulder, Colorado pursuant to an asset purchase agreement dated June 25, 2021, with Double Brow, LLC, a wholly-owned subsidiary of the Company (“Double Brow”), BG3 Investments, LLC d/b/a Drift (“Drift”), Black Box Licensing, LLC, and Brian Searchinger, as the sole equity holder of Drift, as amended on October 28, 2021. The acquired assets included (i) the assets used in or related to Drift’s business of distributing, marketing, and selling recreational cannabis products and (ii) the leases for two retail dispensaries located in Boulder, Colorado. The aggregate closing consideration for the acquisition was (i) $1.92 million in cash, and (ii) 1,146,099 shares of Common Stock issued to Drift. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Drift acquisition resulted in $2,138,270 of goodwill and $1,030,000 of intangibles.

On February 8, 2022, the Company acquired its New Mexico business pursuant to a purchase agreement with Nuevo Holding, LLC, a wholly-owned subsidiary of the Company (“Nuevo Purchaser”), Nuevo Elemental Holding, LLC (“Elemental Purchaser” and together with Nuevo Purchaser, the “Nuevo Purchasers”), Reynold Greenleaf & Associates LLC (“RGA”), Elemental Kitchen and Laboratories, LLC, a wholly-owned subsidiary of RGA (“Elemental”), the equity holders of RGA and Elemental, and William N. Ford, in his capacity as Representative, as amended on February 9, 2022 (the “Nuevo Purchase Agreement”). The Nuevo Purchasers acquired substantially all the operating assets of RGA and all of the equity of Elemental and assumed specified liabilities of RGA and Elemental. Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for certain facilities managed by RGA were held by two not-for-profit entities (“NFP”): Medzen Services, Inc. (“Medzen”) and R. Greenleaf Organics, Inc. (“R. Greenleaf” and together with Medzen, the “Nuevo NFPs”). At the closing, Nuevo Purchaser gained control over the Nuevo NFPs by becoming the sole member of each of the Nuevo NFPs and replacing the directors of the two Nuevo NFPs with executive officers of the Company. The business acquired from RGA was a management company, providing branding, marketing, and consulting services, licensing certain intellectual property related to the business, and supporting Elemental and the Nuevo NFPs to promote, support, and develop sales and distribution of products. Elemental is engaged in the business of creating and distributing cannabis-derived products to licensed cannabis producers. Elemental and the Nuevo NFPs are in the business of cultivating, processing, and dispensing marijuana in New Mexico. At the closing of the Nuevo Purchase Agreement, Nuevo Purchaser entered into two separate Call Option Agreements containing substantially identical terms with each of the Nuevo NFPs. Each Call Option Agreement gives Nuevo Purchaser the right to acquire 100% of the equity or 100% of the assets of the applicable Nuevo NFP for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits a NFP to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. The aggregate closing consideration for the acquisitions was approximately (i) $32.2 million in cash, which included a $4.5 million cash earn-out based on EBITDA of the acquired businesses for the calendar year 2021, and (ii) $17.0 million in the form of an unsecured promissory note issued by Nuevo Purchaser to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5% (the “Nuevo Note”). The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the RGA acquisition resulted in $6,196,571 of goodwill and $28,785,000 of intangibles.

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

On December 15, 2022, the Company acquired substantially all of the operating assets associated with two retail dispensaries located in Denver and Aurora, Colorado owned by Lightshade Labs LLC (“Lightshade”) pursuant to the terms of two Asset Purchase Agreements, dated September 9, 2022, among Double Brow, the Company, Lightshade, and Lightshade’s owners, Thomas Van Alsburg, Steve Brooks, and John Fritzel, as amended on December 15, 2021 (the “Lightshade Purchase Agreements”). After purchase price adjustments for transaction and related expenses, the aggregate consideration for the acquisition was approximately $2.75 million, all of which was paid in cash. The Company deposited $300,000 of the purchase price in escrow as collateral for potential claims for indemnification from Lightshade under the Lightshade Purchase Agreements. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The Lightshade Dispensary acquisition resulted in $776,959 of intangibles and $1,812,905 of goodwill, however, valuation has not been finalized. Amortization of $38,847 was recorded at September 30, 2023 to selling, general and administrative expenses.

On May 11, 2023, the Company acquired certain of the operating assets of Cannabis Care Wellness Centers, LLC (d/b/a Smokey’s) and Green Medicals Wellness Center #5, LLC (d/b/a Smokey’s) (together referenced herein as “Smokey’s”), and assumed specific obligations of Smokey’s, pursuant to the terms of the Asset Purchase Agreement, dated January 25, 2023, among Smoke Holdco, LLC, a wholly-owned subsidiary of the Company (“Smokey’s Buyer”), Smokey’s, Jeremy Lewchuk, Thomas Wilczynski, T&B Holdings, LLC, and Thomas Wilczynski, as Representative (the “Smokey’s Purchase Agreement”). Pursuant to the Smokey’s Purchase Agreement, Smokey’s Buyer acquired substantially all of Smokey’s’ assets related to its retail and medical cannabis stores located in Garden City, Colorado and Fort Collins, Colorado. After purchase price adjustments for transaction and related expenses, the aggregate consideration for the Smokey’s acquisition was approximately $7.5 million, of which approximately $3.75 million was paid in cash and $3.75 million was paid in Company common stock at a share price of $1.092 per share. Total shares issued at closing equaled 2,884,615 shares of Company common stock. The stock consideration is subject to post-closing reduction if any of the actual cannabis product inventory or cash at closing is less than certain targets stated in the Smokey’s Purchase Agreement. The Company held back from issuance $600,000 from the stock consideration and $150,000 from the cash consideration as collateral for potential claims for indemnification from Smokey’s under the Smokey’s Purchase Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Smokey’s acquisition resulted in $2,155,155 of goodwill and $5,276,415 of intangibles, however, valuation has not been finalized.

On June 1, 2023, the Company acquired 14 retail dispensaries, one cultivation facility, and one manufacturing facility in New Mexico pursuant to an Asset Purchase Agreement, dated April 21, 2023, between Evergreen Holdco, LLC, a wholly-

owned subsidiary of the Company (“Everest Purchaser”), Sucellus, LLC (“Everest Seller”), James Griffin, Brook Laskey, William Baldwin, Andrew Dolan, and Greg Templeton, and Brook Laskey, as Representative, as amended on June 1, 2023 (the “Everest Purchase Agreement”). Everest Purchaser acquired substantially all of the operating assets of Everest Seller and assumed specified liabilities of Everest Seller, subject to the terms and conditions set forth in the Everest Purchase Agreement (the “Everest Acquisition”). Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for the facilities managed by Everest Seller are held by a NFP, Everest Apothecary, Inc., (“Everest”). At the closing, Everest Purchaser gained control over Everest by replacing the officers and directors of Everest with officers of the Company. On the same date, Everest Purchaser entered into a separate Call Option Agreement that gives Everest Purchaser the right to acquire 100% of the equity or 100% of the assets of Everest for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits NFPs to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. After purchase price adjustments and subject to post-closing adjustments, the aggregate purchase price for Everest Acquisition paid at closing was approximately $41 million, of which $12.5 million was paid in cash, $17.5 million was paid in the form of an unsecured promissory note issued by Everest Purchaser to Everest Seller (the “Everest Note”), $8 million was paid in Company common stock in the amount of 7,619,047 shares and $3.0 million is payable in two installment payments of $1,250,000 due to Everest Seller on August 30, 2023 and November 28, 2023 (the “Everest Deferred Purchase Price”). The Everest Note is payable on the last day of the calendar quarter following the fourth anniversary of the closing of the Everest Acquisition with interest payable quarterly at an annual interest rate of 5%. The Company is required to make installment payments of principal and interest on the Everest Note starting June 30, 2025, and the total outstanding principal will be due on May 31, 2027. In addition to the foregoing, Everest Purchaser may be required to make a potential “earn-out” payment of up to an additional $8 million, payable in Company common stock priced at closing of the Everest Acquisition. The earn-out is based on the revenue performance of certain retail stores of Everest for the 12-month period following such stores opening for business and is revalued quarterly. Management currently estimates the expected earn-out payment to equal approximately $2.1 million based on current projections. Indemnification claims permitted under the Everest Purchase Agreement will be offset against the Everest Note. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Everest acquisition resulted in $11,055,767 of goodwill and $25,128,876 of intangibles, however, valuation has not been finalized.

On June 15, 2023, the Company acquired substantially all of the operating assets of Standing Akimbo, LLC (“Standing Akimbo”) related to its medical cannabis store located in Denver, Colorado pursuant to the terms of the Asset Purchase Agreement, dated April 13, 2023 (the “Akimbo Purchase Agreement”), between Double Brow, Standing Akimbo, Spencer Kirson, and John Murphy (together with Spencer Kirson and John Murphy, the “Akimbo Equityholders”). The aggregate consideration for the acquisition was approximately $9.3 million, of which $3.8 million is payable in cash (“Akimbo Cash Consideration”) and approximately $5.5 million payable in the form of Company common stock (“Akimbo Stock Consideration” and together with the Akimbo Cash Consideration, the “Akimbo Purchase Price”). At the closing of the acquisition, the Company paid $1 million of the Akimbo Purchase Price in cash, and approximately $4.5 million of the Akimbo Purchase Price in Company common stock for a total of 4,488,691 shares at a per share price of $1.00 per share. The Company is obligated to pay the remainder of the Akimbo Cash Consideration over 12 fiscal quarters starting on July 15, 2023 as set forth in the Akimbo Purchase Agreement (the “Akimbo Deferred Purchase Price”). The Company also reserved from issuance approximately $1 million from the Akimbo Stock Consideration as collateral for potential claims for indemnification from Standing Akimbo and the Akimbo Equityholders under the Akimbo Purchase Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the acquisition of Standing Akimbo resulted in $1,768,633 of goodwill and $7,249,732 of intangibles, however, valuation has not been finalized.

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

In consideration of the foregoing business combinations entered into during the nine month period ending September 30, 2023, the Company paid as follows:

	Evergreen Holdco, LLC	Standing Akimbo, LLC	Smoke Holdco, LLC
Cash	$12,500,000	$1,000,000	$3,750,000
Akimbo Deferred Purchase Price	—	2,807,475	—
Everest Deferred Purchase Price	3,000,000	—	—
Seller notes	17,500,000	—	—
Common stock	8,000,000	5,542,990	3,750,000
Expected earn-out	2,100,457	—	—
Total purchase price	$43,100,457	$9,350,465	$7,500,000

As of September 30, 2023, the Company’s allocation of the purchase price is as follows:

Description	Evergreen Holdco, LLC	Standing Akimbo, LLC	Smoke Holdco, LLC
Assets acquired:
Cash	$1,412,722	$2,100	$800
Accounts receivable	716,440	—	67,630
Inventory	5,000,000	330,000	—
Fixed assets	1,443,149	—	—
Intangible assets	25,128,876	7,249,732	5,276,415
Goodwill	11,055,767	1,768,633	2,155,155
Operating lease right of use assets	1,879,887	—	—
Total assets acquired	$46,636,841	$9,350,465	$7,500,000
Liabilities and Equity assumed:
Accounts payable and accrued expenses	$1,656,497	$—	$—
Lease liability	1,879,887	—	—
Total liabilities assumed	3,536,384	—	—
Estimated fair value of net assets acquired	$43,100,457	$9,350,465	$7,500,000

The goodwill, which is not expected to be deductible for income tax purposes, consists largely of synergies, assembled workforce, and economies of scale expected from combining the operations of the acquired entities with the Company.

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

For The Three Months Ended
September 30, 2023
	Medicine Man Technologies	Evergreen Holdco, LLC		Total
	(unaudited)	(unaudited)		(unaudited)

Pro forma revenue	$46,746,935	-		$46,746,935
Pro forma net income:
Pre- acquisition net income		-
Pro forma adjustments:
(a) Transaction costs		-	(a)
(b) Interest expense on Everest Note		-	(b)
(c) Depreciation and intangible amortization		-	(c)
(d) Income tax expense		-	(d)
Total pro forma adjustments		-
Total pro forma net income	$(322,462)	-		$(322,462)

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

	For The Nine Months Ended
	September 30, 2023
	Medicine Man Technologies	Evergreen Holdco, LLC		Total
	(unaudited)	(unaudited)		(unaudited)

Pro forma revenue	$129,122,971	9,152,029		$138,275,000
Pro forma net income:
Pre- acquisition net income		1,697,236
Pro forma adjustments:
(a) Transaction costs		232,853	(a)
(b) Interest expense on Everest Note		(91,146)	(b)
(c) Depreciation and intangible amortization		(783,042)	(c)
(d) Income tax expense		(1,025,000)	(d)
Total pro forma adjustments		(1,666,335)
Total pro forma net income	$(5,184,664)	30,901		$(5,153,763)

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

	For The Three Months Ended
	September 30, 2022
	Medicine Man Technologies	Evergreen Holdco, LLC		Total
		(unaudited)		(unaudited)

Pro forma revenue	$43,190,986	6,471,507		$49,662,493
Pro forma net income:
Pre- acquisition net income		3,177,750
Pro forma adjustments:
(a) Transaction costs		(232,853)	(a)
(b) Interest expense on Everest Note		(54,688)	(b)
(c) Depreciation and intangible amortization		(469,825)	(c)
Total pro forma adjustments		(757,366)
Total pro forma net income	$1,809,237	2,420,384		4,229,621

a) Includes transaction costs related to the acquisition (reflected as of January 1, 2022).

b) To record interest on Everest Note of 5% per annum.

c) To record depreciation of fixed assets and amortization of intangible assets related to fixed assets and intangible assets acquired in the transaction.

	For The Nine Months Ended
	September 30, 2022
	Medicine Man Technologies	Evergreen Holdco, LLC		Total
		(unaudited)		(unaudited)

Pro forma revenue	$119,231,932	15,968,040		$135,199,972
Pro forma net income:
Pre- acquisition net income		5,655,000
Pro forma adjustments:
(a) Transaction costs		(232,853)	(a)
(b) Interest expense on Everest Note		(164,063)	(b)
(c) Depreciation and intangible amortization		(1,409,477)	(c)
Total pro forma adjustments		(1,806,393)
Total pro forma net income	$8,871,518	3,848,608		12,720,126

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

Asset Acquisitions

In two separate closings on June 16, 2023 and September 13, 2023, the Company acquired a retail marijuana license and a medical marijuana license, respectively, from Vertical Investment Group LLC d/b/a Stellar Cannabis Co. (“Stellar”). Pursuant to the terms of the License Transfer Agreement, as amended and restated on April 17, 2023, the aggregate consideration for the Stellar medical and retail licenses was $3 million in cash. The Company held back $300,000 from the cash consideration as collateral for potential claims for indemnification from Stellar.

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

	Retail	Wholesale	Other	Total

Balance as of January 1, 2023	$52,583,794	$7,219,936	$34,801,571	$94,605,301
Goodwill acquired during the period	14,979,555	—	—	14,979,555
Measurement-period adjustment to prior year acquisition	(4,221,202)	—	(28,785,000)	(33,006,202)
Balance as of September 30, 2023	$63,342,147	7,219,936	$6,016,571	$76,578,654

The Company performed its annual fair value assessment as of December 31, 2022 on its subsidiaries with material goodwill on their respective balance sheets and recognized a goodwill impairment charge of $11,719,306 during 2022. No such impairment existed as of September 30, 2023. Impairment is recorded when the carrying values of the reporting units exceed the estimated fair value.

	Retail	Wholesale	Other	Total

Balance as of January 1, 2022	$26,349,025	13,964,016	$3,003,226	$43,316,267
Goodwill acquired during the period	25,594,768	1,792,000	34,981,571	62,368,339
Measurement-period adjustment to prior year acquisition	640,001	—	—	640,001
Goodwill Impairment during 2022	—	(8,536,080)	(3,183,226)	(11,719,306)
Balance as of December 31, 2022	$52,583,794	7,219,936	$34,801,571	$94,605,301

9.Intangible Asset

Intangible assets as of September 30, 2023 and December 31, 2022 were comprised of the following:

	September 30, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
License agreements	$182,617,082	$(21,950,559)	$111,491,280	$(12,154,237)
Tradename	7,771,500	(3,333,467)	6,021,500	(1,862,242)
Customer relationships	5,150,000	(2,026,190)	5,150,000	(1,474,405)
Non-compete	2,023,000	(1,479,583)	1,265,000	(765,556)
Product license and registration	57,300	(24,648)	57,300	(21,783)
Trade secret	32,500	(14,266)	32,500	(12,639)
Total Intangible Assets	$197,651,382	$(28,828,713)	$124,017,580	$(16,290,862)

Amortization expense was $3,808,047 and $12,537,851 for the three and nine months ended September 30, 2023 and $2,138,846 and $4,277,693 for the three and nine months ended September 30, 2022, respectively.

The following table presents the Company's future projected annual amortization expense as of September 30, 2023:

Remainder of 2023	$3,732,712
2024	14,661,621
2025	14,361,459
2026	13,587,682
2027	12,983,048
Thereafter	109,496,147
Total future projected annual amortization expense	$168,822,669

10.Derivative Liability

Investor Notes

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

A reconciliation of the beginning and ending balances of the derivative liabilities for the periods ended September 30, 2023 and December 31, 2022 were as follows:

Balance as of January 1, 2022	$34,923,013
Loss on derivative liability	(18,414,760)
Balance as of December 31, 2022	$16,508,253
Loss on derivative liability	(8,501,685)
Balance as of March 31, 2023	$8,006,568
Loss on derivative liability	(1,468,083)
Balance as of June 30, 2023	$6,538,485
Loss on derivative liability	(4,516,237)
Balance as of September 30, 2023	$2,022,248

The Company accounts for derivative instruments in accordance with the GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. In accordance with GAAP, a contract to issue a variable number of equity shares fails to meet the definition of equity and must instead be classified as a derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations at each period-end. The Company utilizes a Monte Carlo simulation to determine the appropriate fair value. The derivative liability will ultimately be converted into the Company’s equity when the Investor Notes are converted or will be extinguished on the repayment of the Investor Notes. The derivative liability will not result in the outlay of any additional cash by the Company. Upon initial recognition, the Company recorded a derivative liability and debt discount of $16,508,253 in relation to the derivative liability portion of the Investor Notes. The Company recorded expenses related to amortization of the debt discount of $2,088,386 and $6,269,584 for the three and nine months ended September 30, 2023 respectively, and $1,915,403 and $5,505,420 for the three and nine months ended September 30, 2022, respectively.

11.Debt

Term Loan — On February 26, 2021, the Company entered into a Loan Agreement with SHWZ Altmore, LLC (“Altmore”), as lender, and GGG Partners LLC, as collateral agent (the “Loan Agreement”). Upon execution of the Loan Agreement, the Company received $10,000,000 of loan proceeds. In connection with the Company’s acquisition of Southern Colorado Growers, the Company received an additional $5,000,000 of loan proceeds under the Loan Agreement. The term loan incurs 15% interest per annum, payable quarterly on March 1, June 1, September 1, and December 1 of each year. The Company is required to make principal payments beginning on June 1, 2023 in the amount of $750,000, payable quarterly with the remainder of the principal due upon maturity on February 26, 2025.

Under the terms of the loan, the Company must comply with certain restrictions. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of September 30, 2023, the Company was in compliance with the requirements described above.

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

The Indenture contains restrictions and limitations on the Company’s ability to incur additional debt and grant liens on its assets. The Company and its Subsidiary Guarantors are not permitted to incur additional debt or issue Disqualified Equity Interests (as defined in the Indenture) unless the Company’s Consolidated Leverage Ratio is between 1.00 and 2.25 after giving pro forma effect thereto. In addition, the Company is not permitted to grant a senior lien on its assets (excluding acquisition target assets that are identified in the Indenture) to secure indebtedness unless and until (a) at least $80,000,000 of the net proceeds from the Notes (plus the proceeds of certain sale-leaseback transactions) have been used to consummate Permitted Acquisitions prior to the granting of any such lien, and (b) the Consolidated Leverage Ratio for the applicable reference period, calculated on a pro forma basis giving effect to such acquisition and all related transactions, is less than 1.40 to 1.00. As of September 30, 2023, the Company expended all of the proceeds from the Investor Notes on acquisitions. The Indenture provides that the Company and its Subsidiary Guarantors may incur debt under certain circumstances, including but not limited to, (i) debt incurred related to certain acquisitions and dispositions, including capital lease obligations and sale-leaseback transactions not to exceed $5,500,000 (plus up to an additional $2,200,000 in connection with certain transactions identified prior to the Issuance Date) in the aggregate at any time, (ii) certain transactions in the ordinary course of business, and (iii) any other unsecured debt not to exceed $1,000,000 at any time.

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

Akimbo Deferred Purchase Price– On June 15, 2023, in connection with the Akimbo Purchase Agreement, the Company entered into an agreement to pay $2.8 million of the Akimbo Cash Consideration over 12 fiscal quarters starting on July 15, 2023. The Akimbo Deferred Purchase Price arrangement incurs 5% of imputed interest payable over four years starting on July 15, 2023.

The following tables sets forth our indebtedness as of September 30, 2023 and December 31, 2022, respectively, and future obligations:

	September 30,	December 31,
	2023	2022

Term loan dated February 26, 2021, in the original amount of $10,000,000. An additional $5,000,000 was added to the loan agreement on July 28, 2021. Interest of 15% per annum, due quarterly. Principal payments begin June 1, 2023.	$13,500,000	$15,000,000

Seller notes dated December 17, 2020, in the original amount of $44,250,000. Interest of 12% per annum, due monthly. Principal payments begin December 17, 2025.	44,250,000	44,250,000

Investor note dated December 3, 2021, in the original amount of $95,000,000. Interest of 13% per annum, 9% payable in cash and 4% accreting to the principal amount.	102,121,777	99,118,391

Nuevo note dated February 7, 2022, in the original amount of $17,000,000. Interest of 5% per annum, due monthly. Principal balance is due February 7, 2025.	17,000,000	17,000,000

Everest note dated June 1, 2023, in the original amount of $17,500,000. Interest of 5% per annum, due quarterly. Principal payments begin August 30, 2023.	16,250,000	—

Akimbo Deferred Purchase Price effective June 15, 2023, in the original amount of $2,807,474. Imputed interest of 5% per annum. Principal payments begin July 15, 2023.	2,069,173	—

Less: unamortized debt issuance costs	(5,339,158)	(6,603,695)
Less: unamortized debt discount	(34,723,592)	(40,993,176)

Total long term debt	155,128,200	127,771,520
Less: current portion of long term debt	(4,250,000)	(2,250,000)

Long term debt and unamortized debt issuance costs	$150,878,200	$125,521,520

		Unamortized
	Principal	Debt Issuance	Unamortized	Net Long
	Payments	Costs	Debt Discount	Term Debt
2023	2,000,000	421,512	2,253,909	(675,421)
2024	3,547,011	1,686,049	9,734,935	(7,873,973)
2025	28,226,380	1,686,049	11,057,799	15,482,532
2026	148,514,649	1,545,548	11,676,949	135,292,152
2027	12,902,910	—	—	12,902,910
Total	$195,190,950	$5,339,158	$34,723,592	$155,128,200

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	September 30, 2023
Asset
Operating lease right of use assets	Noncurrent assets	$25,315,122
Liabilities
Lease liabilities	Current liabilities	$4,721,713
Lease liabilities	Noncurrent liabilities	23,525,633

Maturities of Lease Liabilities

Maturities of lease liabilities as of September 30, 2023 are as follows:

2023	$42,499,184
Less: Interest	13,943,363
Present value of lease liabilities	$28,555,821

The following table presents the Company’s future minimum lease obligation under ASC 842 as of September 30, 2023:

2023	$2,123,963
2024	7,399,326
2025	6,127,958
2026	5,516,090
2027	4,325,564
Thereafter	17,006,284
Total	$42,499,184

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

The Company had 86,494 shares of Preferred Stock issued which includes 944 shares of Preferred Stock in escrow as of September 30, 2023 and December 31, 2022. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount, (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances. Accumulated Preferred Stock dividends were $2,353,883 and $4,383,277 for the three and nine months ended September 30, 2023, and $1,766,575 and $5,294,132 for the three and nine months ended September 30, 2022, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock, par value $0.001 per share. The Company had 72,607,621 shares of Common Stock issued, 72,591,605 shares of Common Stock outstanding, 920,150 shares of Common Stock in treasury, and 219,848 shares of Common Stock in escrow as of September 30, 2023, and 56,352,545 shares of Common Stock issued, 55,212,547 shares of Common Stock outstanding, 920,150 shares of Common Stock in treasury, and 219,848 shares of Common Stock in escrow as of December 31, 2022.

Equity Incentive Plan

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

The Company recognized ($2,438,073) and $662,162 in expense for stock-based compensation from Common Stock options and Common Stock issued to employees, officers, and directors during the three and nine months ended September 30, 2023, respectively.

The Company recognized $99,898 and $1,788,823 in expense for stock-based compensation from Common Stock options and Common Stock issued to employees, officers, and directors during the three and nine months ended September 30, 2022, respectively.

The following table summarizes the ISO Awards activity granted under the Equity Plan as of September 30, 2023 and December 31, 2022, and the changes during the nine months ended September 30, 2023:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	10,356,500	$2.13	7.08	$772,996
Granted	4,275,000	1.19	9.42	—
Forfeited	(630,250)	1.47	—	—
Vested	(1,762,500)	2	—	—
Balance at September 30, 2023	12,238,750	$1.95	7.23	$—
Exercised	—	—	—	—
Exercisable at September 30,2023	12,238,750	$1.95	7.23	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2023 and December 31, 2022, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on September 30, 2023 and December 31, 2022. This amount will change in future periods based on the fair market value of the Company’s shares and the number of options outstanding.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2023 and the year ended December 31, 2022, using the following ranges of assumptions:

	September 30, 2023	December 31, 2022
Risk free rate	4.61%	3.96%
Expected dividend yield	0%	0%
Expected volatility	75.97%	78.97%
Expected option life	4.75 to 6.25 years	4.75 to 6.25 years

The following table summarizes the number of unvested RSU awards under the LTIP as of September 30, 2023 and December 31, 2022, and the changes during the nine months ended September  30, 2023:

Options	Shares	Weighted-Average Grant Date Fair Value
Unvested shares at January 1, 2023	—	$—
Granted	1,600,000	1.03
Exercised	—	—
Forfeited or expired	—	—
Vested	(400,000)	1.03
Unvested at September 30, 2023	1,200,000	$1.03

The following table summarizes the number of unvested PSU awards under the LTIP as of September 30, 2023 and December 31, 2022, and the changes during the nine months ended September 30, 2023:

Performance Share Units	Units	Weighted-Average Grant Date Fair Value
Unvested shares at January 1, 2023	-	$-
Granted	702,432	1.03
Exercised	-	-
Forfeited or expired	(25,976)	1.03
Vested	-	-
Unvested at September 30, 2023	676,456	$1.03

The following table summarizes the ISO Awards activity granted under the LTIP as of September 30, 2023 and December 31, 2022, and the changes during the nine months ended September 30, 2023:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	—	$—	—	$—
Granted	702,432	1.03	9.60	—
Forfeited	(25,976)	1.03	—	—
Vested	—	—	—	—
Balance at September 30, 2023	676,456	$1.03	9.60	$—
Exercised	—	—	—	—
Exercisable at September 30,2023	676,456	$1.03	9.60	—

As permitted under ASC 718, the Company has an accounting policy to account for forfeitures when they occur.

Common Stock Issued as Compensation to Employees, Officers, and Directors

For the year ended December 31, 2022, the Company issued 717,546 shares of Common Stock valued at $1,027,288 as compensation to its directors.

For the nine months ended September 30, 2023, the Company issued 748,210 shares of Common Stock valued at $682,946 as compensation to its directors.

Beginning on December 31, 2023, the company will issue Common Stock to Directors as compensation for its services on the Board on a quarterly basis in arrears.

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

On May 31, 2022, the Company issued 1,450,381 shares of Common Stock valued at $1,900,000, of which 219,847 shares valued at $288,000 were placed in escrow, for the acquisition of Urban Dispensary.

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

For the year ended December 31, 2021, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock as consideration for the Star Buds Acquisition. These warrants have an exercise price of $1.20 per share and expiration dates five years from the dates of issuance. In addition, the Company issued a warrant to purchase an aggregate of 1,500,000 shares of Common Stock to Altmore in connection with entering into a loan agreement. This warrant has an exercise price of $2.50 per share and expires five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.20 and $2.50, respectively, (ii) the contractual term of the warrant of five years, (iii) a risk-free interest rate ranging between 0.21% - 1.84% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 157.60% - 194.56%. No new warrants were issued as of September 30, 2023.

The following table reflects the change in Common Stock purchase warrants for the period ended September 30, 2023:

	Equity Classified Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2022	7,218,750	$1.76	2.74
Warrants exercised	—	—	—
Warrants forfeited/expired	(187,500)	—	—
Warrants issued	—	—	—
Balance as of September 30, 2023	7,031,250	$1.67	2.37

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(322,462)	$1,809,237	$(5,184,664)	$8,871,518
Less: Accumulated preferred stock dividends for the period	(1,547,369)	(1,784,113)	(5,930,646)	(5,294,132)
Net income (loss) attributable to common stockholders	$(1,869,831)	$25,124	$(11,115,310)	$3,577,386

Denominator:
Weighted-average shares of common stock	87,202,537	51,232,943	78,635,841	50,615,437

Basic earnings (loss) per share	$(0.02)	$0.00	$(0.14)	$0.07

Numerator:
Net income (loss) attributable to common stockholders – Basic	(1,869,831)	25,124	(11,115,310)	3,577,386
Add: Investor note accrued interest	421,511	—	1,264,537	—
Add: Investor note amortized debt discount	2,181,265	—	6,269,584	—
Less: Loss on derivative liability related to investor note	(4,516,237)	—	(14,486,005)	—
Net income (loss) attributable to common stockholders – dilutive	$(3,783,292)	$25,124	$(18,067,194)	$3,577,386

Denominator:
Weighted-average shares of common stock	87,202,537	51,232,943	78,635,841	50,615,437
Dilutive effect of investor notes	45,853,728	—	48,953,526	—
Dilutive effect of warrants	—	2,229,011	—	2,229,011
Dilutive effect of options	—	1,187,124	—	1,187,124
Dilutive effect of preferred stock	—	83,305,454	—	83,305,454
Diluted weighted-average shares of common stock	133,056,265	137,954,531	127,589,367	137,337,027

Diluted earnings (loss) per share	$(0.03)	$0.00	$(0.14)	$0.03

Basic net loss per share attributable to common stockholders is computed by dividing reported net loss attributable to common stockholders by the weighted average number of common shares outstanding for the reported period. Note that for purposes of basic earnings (loss) per share calculation, shares of preferred stock, warrants, options, and restricted stock units are excluded from the calculation for the three and nine months ended September 30, 2023 and 2022, as the inclusion of the common share equivalents would be anti-dilutive.

15.Tax Provision

The following table summarizes the Company’s income tax expense and effective tax rates for three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,
	2023	2022
Income before income taxes	$5,119,347	$7,402,750
Income tax expense	5,441,809	5,593,513
Effective tax rate	106.30%	75.56%

	Nine Months Ended September 30,
	2023	2022
Income before income taxes	$10,061,882	$20,130,887
Income tax expense	15,246,546	11,259,369
Effective tax rate	(152)%	55.93%

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

The effective tax rate for the three months and nine months ended September 30, 2023 varies from the three months and nine months ended September 30, 2022 primarily due to the change in nondeductible expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company’s valuation allowance represents the amount of tax benefits that are likely to not be realized. Management assesses the need for a valuation allowance each period and continues to have a full valuation allowance on its deferred tax assets as of September 30, 2023.

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

On April 5, 2023, the Company issued 50,971 shares of Common Stock valued at $52,500 to Mr. Berger as compensation for services on the Board. On May 3, 2023, the Company issued 12,136 shares of Common Stock valued at $12,500 to

Mr. Berger as compensation for services as the Chair of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board.

On September 29, 2023, the Company issued 40,900 shares of Common Stock valued at $32,311 to Mr. Berger as compensation for services on the Board and Audit Committee, and, for the period from July 1, 2023 to August 2, 2023, for services as Chair of the Compensation Committee, and Nominating and Corporate Governance Committee of the Board.

Transactions with Jeffrey Cozad and Entities Affiliated with Jeffrey Cozad

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “CRW SPA”) with CRW pursuant to which the Company issued and sold 25,350 shares of Series A Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of the Company’s common stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock under the CRW SPA. On the same date, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Series A Preferred Stock beneficially held by CRW on the applicable date on an as-converted to common stock basis divided by the total number of shares of common stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for common stock at the time of determination). Further, under the letter agreement, the Company paid CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $150,000 in monthly installments of $12,500. The Company paid CRW the final monitoring fee of $25,000 during 2022 and $0 monitoring fees during 2023. On March 14, 2021, the Board appointed Jeffrey A. Cozad as a director to fill a vacancy on the Board. Mr. Cozad is a co-manager and owns 50% of CRW Capital, LLC, and he shares voting and disposition power over the shares of Series A Preferred Stock held by CRW with Mr. Rubin. Mr. Cozad and his family members indirectly own membership interests in CRW.

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

On September 29, 2023, the Company issued 34,253 shares of Common Stock valued at $27,060 to Mr. Cozad as compensation for service on the Board and, for the period from August 2, 2023 to September 30, 2023, for services as the Chair of the Nominating and Corporate Governance Committee of the Board.

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

The Company entered into a Securities Purchase Agreement (as amended, the “Dye Cann II SPA”) with Dye Cann II on November 16, 2020, pursuant to which the Company agreed to sell to Dye Cann II shares of Preferred Stock in one or more tranches at a price of $1,000 per share. The Company and Dye Cann II entered into an amendment to the Dye Cann II SPA on December 16, 2020, a second amendment to the Dye Cann II SPA on February 3, 2021, and a third amendment to the Dye Cann II SPA on March 30, 2021. The Company issued and sold to Dye Cann II 7,700 shares of Preferred Stock on December 16, 2020, 1,450 shares of Preferred Stock on December 18, 2020, 1,300 shares of Series Preferred Stock on December 22, 2020, 3,100 shares of Preferred Stock on February 3, 2021, 1,300 shares of Preferred Stock on February 25, 2021, 2,500 shares of Preferred Stock on March 2, 2021 and 4,000 shares of Preferred Stock on March 30, 2021. As a result, the Company issued and sold an aggregate of 21,350 shares of Preferred Stock to Dye Cann II for aggregate gross proceeds of $21,350,000.

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

On May 27, 2023, the Company entered into an agreement with Mr. Dye to provide for the compensation of Mr. Dye as the Chairman of the Board (the “Chair Agreement”). The Chair Agreement provides that Mr. Dye will be entitled to annual compensation in the amount of $300,000, payable quarterly in accordance with the Company’s director compensation policy and schedule. Mr. Dye may, at his option, take payment in cash, common stock, or restricted stock units. The next payment is scheduled to occur on or around December 31, 2023. The Chair Agreement also contains a termination fee of $350,000, payable in cash, for which the Company will be liable in the event Mr. Dye is terminated as Chair of the Board other than for Cause (as defined in the Chair Agreement) on or before May 27, 2024. Pursuant to the Chair Agreement, the Company also accelerated the last vesting period of Mr. Dye’s outstanding stock option award granted in December 2019, and Mr. Dye has 2,000,000 stock option awards vested and outstanding as of September 30, 2023.

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

The Company also acquires certain advertising and marketing services from Tella Digital, an on-premises digital experience solution, of which Mr. Dye is a partial owner and Chairman of the board of directors. For the three and nine months ended September 30, 2023, the Company recorded expenses of $104,417 and $394,913, respectively, with Tella Digital, as compared to $47,955 and $254,136 for the same periods in 2022.

On September 29, 2023, the Company issued 130,801 shares of Common Stock valued at $103,333 to Mr. Dye for services as Chairman of the Board for the periods of May 27, 2023 to June 30, 2023, and through December 31, 2023.

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

On September 29, 2023, the Company issued 22,152 shares of Common Stock valued at $17,500 to Mr. Garwood and $8,750 of cash as compensation for service on the Board.

Transactions with Entities Affiliated with Nirup Krishnamurthy

The Company also acquires certain advertising and marketing services from Tella Digital, an on-premises digital experience solution, of which Mr. Krishnamurthy is a partial owner and serves as director on Tella Digital’s board. For the three and nine months ended September 30, 2023, the Company recorded expenses of $104,417 and $394,913, respectively, with Tella Digital, as compared to $47,955 and $254,136 for the same periods in 2022.

On May 24, 2023, the Company entered into an Amended and Restated Employment Agreement with Mr. Krishnamurthy following his appointment as Chief Executive Officer (the “CEO Agreement”). Pursuant to the CEO Agreement, the Company granted Mr. Krishnamurthy an additional 800,000 stock options and 1,600,000 restricted stock units under the Equity Plan. The stock options vest in equal installments over four years starting on the first anniversary of the effective date of the CEO Agreement, and the restricted stock units vest in four equal installments, with the first tranche of 400,000 RSUs, valued at $412,000 vesting immediately upon execution of the CEO Agreement and the remainder to vest on each anniversary of the effective date of the CEO Agreement.

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

On September 29, 2023, the Company issued 33,228 shares of Common Stock valued at $26,250 to Mr. Montalbano as compensation for service on the Board.

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

On September 29, 2023, the Company issued 33,228 shares of Common Stock valued at $26,250 to Mr. Mukharji as compensation for service on the Board.

Transactions with Marc Rubin and Entities Affiliated with Marc Rubin

On February 26, 2021, the Company entered into the CRW SPA with CRW, of which Marc Rubin is a beneficial owner. Pursuant to the CRW SPA, the Company issued and sold 25,350 shares of Series A Preferred Stock to CRW at a price of $1,000 per share for aggregate gross proceeds of $25,350,000. The transaction made CRW a beneficial owner of more than 5% of the Company’s common stock. The Company granted CRW certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock under the CRW SPA. Effective February 4, 2022, the Company registered the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock on a Form S-3. Also on February 26, 2021, the Company entered into a letter agreement with CRW, granting CRW the right to designate one individual for election or appointment to the Board and Board observer rights. Under the letter agreement, for as long as CRW has the right to designate a Board member, if the Company, directly or indirectly, plans to issue, sell or grant any securities or options to purchase any of its securities, CRW has a right to purchase its pro rata portion of such securities, based on the number of shares of Series A Preferred Stock beneficially held by CRW on the applicable date on an as-converted-to-common-stock basis divided by the total number of shares of common stock outstanding on such date on an as-converted, fully-diluted basis (taking into account all outstanding securities of the Company regardless of whether the holders of such securities have the right to convert or exercise such securities for common stock at the time of determination). Further, under the letter agreement, the Company paid CRW Capital, LLC, the sole manager of CRW and a holder of a carried interest in CRW, a monitoring fee equal to $150,000 in monthly installments of $12,500. The Company paid CRW the final monitoring fee of $25,000 during 2022 and $0 monitoring fees in 2023. Mr. Rubin is a co-manager and 50% owner of CRW Capital, LLC, and he shares voting and disposition power over the shares of Series A Preferred Stock held by CRW with Mr. Cozad.

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

On September 29, 2023, the Company issued 33,228 shares of Common Stock valued at $26,250 to Mr. Rubin as compensation for service on the Board.

Transactions with Bradley Stewart

On April 5, 2023 and May 3, 2023, the Company issued 13,825 shares of Common Stock valued at $14,240 on each date to Mr. Stewart as compensation for service on the Board.

On September 29, 2023, the Company issued 34,870 shares of Common Stock valued at $27,547 to Mr. Stewart as compensation for service on the Board and, for the period from August 2, 2023 to September 30, 2023, for service as Chair of the Compensation Committee of the Board.

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

Between December 17, 2020 and March 2, 2021, the Company’s wholly-owned subsidiary SBUD LLC acquired the Star Buds assets. The aggregate purchase price for the Star Buds assets was $118,000,000, paid as follows: (i) $44,250,000 in cash at the applicable closings, (ii) $44,250,000 in deferred cash, also referred to in this report as “seller note(s),” (iii) 29,506 shares of Series A Preferred Stock, of which 25,078 shares were issued at the applicable closings and 4,428 shares were held back by the Company as collateral for potential indemnification obligations pursuant to the applicable purchase agreements. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of common stock to the sellers. Each party’s interests in the seller notes are as follows: (i) Brian Ruden: 31% and (ii) Salim Wahdan: 3.5%. The Company issued warrants to purchase an aggregate of (i) 1,715,936 shares of common stock to Mr. Ruden and (ii) 193,929 shares of commons stock to Mr. Wahdan.

As of September 30, 2023 December 31, 2022, the Company owed an aggregate principal amount of $44,250,000 under the seller notes and held 944 shares of Series A Preferred Stock in escrow as collateral for potential indemnification obligations pursuant to the applicable purchase agreements. The Company paid $1,327,500 and $2,655,000 in interest pursuant to the seller notes for the three and six months ended June 30, 2023, respectively, and $1,082,694 and $2,165,387 for the three and nine months ended September 30, 2022. The Company has not paid any principal as of September 30, 2023 and December 31, 2022.

In connection with acquiring the Star Buds assets the Company also assumed and acquired a number of leases for which one or more of the Star Buds Affiliates serve as landlord or maintain an ownership interest in the landlord entity. The Company has entered into a lease with each of 428 S. McCulloch LLC, Colorado Real Estate Holdings LLC, 5844 Ventures LLC, 5238 W 44th LLC, 4690 Brighton Blvd LLC, 14655 Arapahoe LLC and Montview Real Estate LLC, on substantially the same terms. Each of the leases is for an initial three-year term. The lease with 428 S. McCulloch LLC is for the Company’s Pueblo West Star Buds location and was effective on December 17, 2020 (“Pueblo West Lease”). The leases with Colorado Real Estate Holdings LLC (“Niwot Lease”) and 5844 Ventures LLC (“Commerce City Lease”) are for the Company’s Niwot and Commerce City Star Buds location, respectively, and were effective on December 18, 2020. The lease with 5238 W 44th LLC is for the Company’s Lakeside Star Buds location and was effective on February 3, 2021 (“Lakeside Lease”). The lease with 4690 Brighton Blvd LLC is for the Company’s Brighton store in north Denver and was effective on February 3, 2021 (“Brighton Lease”). The leases with 14655 Arapahoe LLC (“Arapahoe Lease”) and

Montview Real Estate LLC (“Aurora Lease”) are for the Company’s Arapahoe and Aurora locations, respectively, and were effective on March 2, 2021. The Pueblo West Lease, Lakeside Lease, and Commerce City Lease each provide for a monthly rent payment of $5,000 with an aggregate of $180,000 during the initial term of the leases. The Niwot Lease provides for a monthly rent payment of $6,779 with an aggregate of $244,044 during the initial term of the lease. The Arapahoe Lease provides for a monthly rent payment of $12,367 with an aggregate of $445,212 during the initial term of the lease. The Aurora Lease provides for a monthly rent of $6,250 with an aggregate of $225,000 during the initial term of the lease. The Brighton Lease provides for a monthly rent payment of $7,250 with an aggregate of $261,000 during the initial term of the lease. SBUD LLC made aggregate rental payments pursuant to these leases of $142,938 and $285,876 for the three and six months ended September 30, 2023 and 2022. In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms with escalation. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third party.

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

17.Commitments and Contingencies

Pursuant to the Everest Purchase Agreement, the Company may be required to make a potential “earn-out” payment of up to an additional $8 million, payable in Company common stock, based on the revenue performance of certain retail stores of Everest for 12 months following such stores opening for business. Management currently estimates the expected earn-out payment to equal approximately $2.1 million based on current projections.

18.Segment Information

The Company has three identifiable segments as of September 30, 2023; (i) Retail, (ii) Wholesale and (iii) and Other. Retail represents our dispensaries which sell merchandise directly to customers via retail locations and e-commerce portals. Wholesale represents our manufacturing, cultivation, and wholesale business which sells merchandise to customers via e-commerce portals, a retail location, and a manufacturing facility. Other derives its revenue from in-store advertisements and vendor promotions offered in the Company’s retail dispensaries.

The following information represents segment activity for the three months ended September 30, 2023:

	For The Three Months Ended
	September 30, 2023
	Retail	Wholesale	Other	Total
External revenues	$41,951,969	$4,701,268	$93,698	$46,746,935
Depreciation and intangible assets amortization	3,496,179	1,137,469	232,302	4,865,950
Segment profit	14,785,153	243,097	(6,104,743)	8,923,507
Segment assets	211,279,966	113,288,960	46,021,760	370,590,687

The following information represents segment activity for the nine months ended September 30, 2023:

	For The Nine Months Ended
	September 30, 2023
	Retail	Wholesale	Other	Total
External revenues	$115,871,037	$13,034,676	$217,258	$129,122,971
Depreciation and intangible assets amortization	10,792,018	3,840,969	1,070,681	15,703,668
Segment profit	44,032,159	(1,720,029)	(22,781,378)	19,530,752
Segment assets	211,279,966	113,288,960	45,968,203	370,590,687

The following information represents segment activity for the three and nine months ended September 30, 2022:

	For The Three Months Ended
	September 30, 2022
	Retail	Wholesale	Other	Total
External revenues	$39,759,734	$3,335,252	$96,000	$43,190,986
Depreciation and intangible assets amortization	1,728,764	850,313	249,290	2,828,367
Segment profit	30,713,920	1,837,973	(21,437,036)	11,114,858
Segment assets	188,486,331	74,042,877	67,981,863	330,511,071

	For The Nine Months Ended
	September 30, 2022
	Retail	Wholesale	Other	Total
External revenues	$104,386,464	$14,661,268	$184,200	$119,231,932
Depreciation and intangible assets amortization	6,029,035	1,598,931	701,801	8,329,767
Segment profit	45,023,554	5,892,696	(35,556,282)	15,359,968
Segment assets	188,486,331	74,042,877	67,981,863	330,511,071

19.Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2023 to the date these condensed consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Q3 Highlights and Recent Developments

During the third quarter of 2023, the Company continued to focus its efforts on strengthening operations, improving the customer experience, and increasing supply chain efficiencies while integrating its three new acquisitions in Colorado and New Mexico.

In May 2023, the Company acquired two new retail dispensaries located in Fort Collins, Colorado, and Garden City, Colorado, from Smokey’s. In June 2023, the Company acquired the Standing Akimbo branded medical dispensary located in Denver, Colorado. Also in June 2023, the Company expanded its New Mexico operations with the acquisition of Everest Apothecary, which added 14 retail dispensaries, one cultivation facility and one manufacturing facility. Additionally, during the third quarter the Company acquired a medical marijuana license from Stellar in addition to the retail marijuana license it acquired from Stellar in June 2023. Since then, the Company has focused on integration synergies, assortment, strategic pricing and the customer experience.

During the third quarter of 2023, the Company also opened an additional Standing Akimbo branded medical dispensary located in Colorado Springs, Colorado and another retail dispensary operating under the Star Buds banner located in Lakewood, Colorado. In New Mexico, the Company opened a store located in Hobbs, New Mexico, under its R. Greenleaf banner. This brings the Company’s total retail footprint to 63 stores with 30 stores in Colorado and 33 stores in New Mexico.

During the fourth quarter of 2023 to date, the Company announced its store within a store concept in Fort Collins, whereby the Company has combined a Star Buds neighborhood dispensary with a Standing Akimbo medical dispensary operating out of the same location, bringing two recognized brands in the recreational and medical retail space together. Additionally, the Company continues to develop its brand strategy and expand its wholesale presence in Colorado and New Mexico, driving penetration in both states, and realizing 10% quarter over quarter growth to date.

On August 2, 2023, the Board appointed Bradley Stewart as a member and Chair of the Board’s Compensation Committee, and it removed Marc Rubin from the Board’s Compensation Committee. Additionally, the Board appointed Jeffrey Cozad as the Chair of the Board’s Nominating and Corporate Governance Committee, and it removed Jonathan Berger as the Chair of the Board’s Nominating and Corporate Governance Committee. Mr. Berger remains as the Chair of the Board’s Audit Committee and as well as our Lead Independent Director.

On October 5, 2023, the Company relocated its corporate headquarters to 865 N. Albion Street, Denver, Colorado.

RESULTS OF OPERATIONS – CONSOLIDATED

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the three and nine months ended September 30, 2023 and September 30, 2022 and (ii) consolidated balance sheet as of September 30, 2023 and December 31, 2022 have been derived from and should be read in conjunction with the consolidated financial statements and accompanying notes presented in this report.

The Company’s consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

Quarter Ended September 30, 2023 Compared to the Quarter Ended September 30, 2022

	For the Three Months Ended
	September 30,		2023 vs 2022
	2023	2022	$	%
Total revenue	$46,746,935	$43,190,986	$3,555,949	8%
Total cost of goods and services	25,308,972	20,715,192	4,593,780	22%
Gross profit	21,437,963	22,475,794	(1,037,831)	(5)%
Total operating expenses	12,514,456	11,360,936	1,153,520	10%
Income (loss) from operations	8,923,507	11,114,858	(2,191,351)	(20)%
Total other income (expense)	(3,804,160)	(3,712,108)	(92,052)	2%
Provision for income taxes (benefit)	5,441,809	5,593,513	(151,704)	(3)%
Net income (loss)	$(322,462)	$1,809,237	$(2,131,699)	(118)%
Earnings (loss) per share attributable to common shareholders – basic	$(0.02)	$—	$(0.02)	(108)%
Earnings (loss) per share attributable to common shareholders – diluted	$(0.03)	$—	$(0.03)	(122)%
Weighted average number of shares outstanding – basic	87,202,537	51,232,943	—	—
Weighted average number of shares outstanding – diluted	87,202,537	137,954,532	—	—

Revenue

Revenues for the three months ended September 30, 2023 totaled $46,746,935, including (i) Retail sales of $41,951,969 (ii) Wholesale sales of $4,701,268 and (iii) Other operating revenues of $93,698, compared to revenues of $43,190,986, including (i) Retail sales of $39,759,734, (ii) Wholesale sales of $3,335,252, and (iii) Other operating revenues of $96,000 during the three months ended September 30, 2022, representing an increase of $3,555,949 or 8%. The increase in revenue as compared to the prior periods is primarily driven by additional retail locations and a 10% increase in Wholesale revenue compared to the same period last year. While the Company is beginning to see signs of wholesale pricing stabilization in Colorado, New Mexico license count has increased 76% compared to the same period last year versus a 17% market revenue increase compared to the same period last year. In response to these events, the Company is increasing its efforts on strategic pricing, promotional effectiveness, and targeted loyalty programming for customer acquisition and retention.

Cost of Goods and Services

Cost of goods and services for the three months ended September 30, 2023 totaled $25,308,972 compared to cost of goods and services of $20,715,192 during the three months ended September 30, 2022, representing an increase of $4,593,780 or 22%. Overall cost of goods and services increased over prior period due to the higher initial, one-time cost of acquired inventory associated with the Everest acquisition. During the third quarter of 2023, the Company consolidated manufacturing operations within the Everest Coronado facility for greater operating efficiencies and cost optimization.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 totaled $12,514,456, compared to operating expenses of $11,360,936 during the three months ended September 30, 2022, representing an increase of $1,153,520 or 10%. This is primarily due to the increase in rent, wages, and other operating cost increases associated with the acquired and opened store base during the period. Compared to the same period last year, the Company increased store count from 35 to 63, accounting for the overall SG&A increase.

Other Income (Expense), Net

Other expense, net for the three months ended September 30, 2023 totaled $3,804,160 compared to other expense, net of $3,712,108 during the three months ended September 30, 2022, representing an increase of $92,052 or 2%.

Net Income (Loss)

As a result of the factors discussed above, the Company generated net loss for the three months ended September 30, 2023 of $322,462, as compared to net income of $1,809,237 for the three months ended September 30, 2022.

Year to Date Ended September 30, 2023 Compared to Year to Date Ended September 30, 2022

	For the Nine Months Ended
	September 30,		2023 vs 2022
	2023	2022	$	%
Total revenue	$129,122,971	$119,231,932	$9,891,039	8%
Total cost of goods and services	60,133,091	60,661,933	(528,842)	(1)%
Gross profit	68,989,880	58,569,999	10,419,881	18%
Total operating expenses	49,459,128	43,210,031	6,249,097	14%
Income (loss) from operations	19,530,752	15,359,968	4,170,784	27%
Total other income (expense)	(9,468,870)	4,770,919	(14,239,789)	(298)%
Provision for income taxes (benefit)	15,246,546	11,259,369	3,987,177	35%
Net income (loss)	$(5,184,664)	$8,871,518	$(14,056,182)	(158)%
Earnings (loss) per share attributable to common shareholders – basic	$(0.14)	$0.07	$(0.21)	(302)%
Earnings (loss) per share attributable to common shareholders – diluted	$(0.14)	$0.03	$(0.17)	(572)%
Weighted average number of shares outstanding – basic	78,635,841	50,615,437	—	—
Weighted average number of shares outstanding – diluted	78,635,841	137,337,027	—	—

Revenue

Revenues for the nine months ended September 30, 2023 totaled $129,122,971, including (i) Retail sales of $115,871,037 (ii) Wholesale sales of $13,034,676 and (iii) Other operating revenues of $217,258, compared to revenues of $119,231,932, including (i) Retail sales of $104,386,464, (ii) Wholesale of $14,661,268, and (iii) Other operating revenues of $184,200 during the nine months ended September 30, 2022, representing an increase of $9,891,039 or 8%. This increase in revenue is primarily driven by completion of additional acquisition transactions and adult-use legalization taking effect in New Mexico in April 2022.

Since the third quarter of 2022, the Company acquired or opened 28 additional retail stores across its platform bringing the Company’s total store count to 63 as of September 30, 2023, as compared to 35 retail stores as of September 30, 2022. This represents a substantial increase in the Company’s revenue-generating asset base.

Adult-use cannabis sales became legal in New Mexico in April 2022, shortly after the Company entered the New Mexico market with the acquisition of R. Greenleaf. The Company, and the New Mexico market generally, experienced an increase in sales volume in New Mexico due to this legalization event, and the Company’s revenue for the three and nine months ended September 30, 2022, includes higher revenues than the same periods of 2023 due to this anomalous event. Since adult-use legalization took effect in April 2022, the state has seen an increase of 421 open stores as of September 30, 2023, representing a 182% increase in open store count. This dilution has offset increases in revenue from adult-use sales due to market saturation and increased competition.

Cost of Goods and Services

Cost of goods and services for the nine months ended September 30, 2023 totaled $60,133,091 compared to cost of goods and services of $60,661,933 during the nine months ended September 30, 2022, representing a decrease of $528,842 or 1%. Cost of goods and services for the nine months ended September 30, 2023 decreased compared to prior period due to vertical integration in the Company’s existing New Mexico operations, and overall improvements to the Company’s operational assets and processes.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 totaled $49,459,128, compared to operating expenses of $43,210,031 during the nine months ended September 30, 2022, representing an increase of $6,249,097 or 14%. The increase is largely due to higher SG&A expenses associated with the increase in retail stores in Colorado and New Mexico. The Company had 63 open locations as of September 30, 2023, an increase of 28 stores, as compared to 35 open locations as of September 30, 2022, which generated an increase in the Company’s overall operating and overhead expenses.

Other Income (Expense), Net

Other expense, net for the nine months ended September 30, 2023, totaled $9,468,870 compared to other income, net of $4,770,919 during the nine months ended September 30, 2022, representing a decrease in other income, net of  $14,239,789 or 298%. The decrease in other income, net is primarily driven by revaluation of derivative liability related to the Investor Notes that was recognized as income of $14,486,005 for the nine months ended September 30, 2023, as compared to income of $28,104,960 recognized from the same derivative liability for the nine months ended September 30, 2022.

Net Income (Loss)

As a result of the factors discussed above, the Company generated net loss for the nine months ended September 30, 2023 of $5,184,664, compared to net income of $8,871,518 for the nine months ended September 30, 2022.

REVENUE BY SEGMENT

The Company has consolidated financial statements across its operating businesses with operating segments of Retail, Wholesale and Other as set forth below.

	For the Three Months Ended September 30,		2023 vs 2022
	2023	2022	$	%
Retail	$41,951,969	$39,759,734	$2,192,235	6%
Wholesale	4,701,268	3,335,252	1,366,016	41%
Other	93,698	96,000	(2,302)	(2)%
Total revenue	$46,746,935	$43,190,986	$3,555,949	8%

	For the Nine Months Ended September 30,		2023 vs 2022
	2023	2022	$	%
Retail	$115,871,037	$104,386,464	$11,484,573	11%
Wholesale	13,034,676	14,661,268	(1,626,592)	(11)%
Other	217,258	184,200	33,058	18%
Total revenue	$129,122,971	$119,231,932	$9,891,039	8%

Retail revenues increased by approximately 6% during the first three months ended September 30, 2023, as compared to the same period last year due to newly acquired and new store base operating for the full quarter. Retail revenue increased by approximately 11% during the first nine months of 2023 compared to the same period in 2022. This increase in retail revenue is largely driven by the increase in the Company’s revenue-generating asset base by acquisitions and new store openings.

Revenues for Wholesale increased by approximately 41% for the three months ended September 30, 2023, as compared to the same period in 2022 due to increased penetration, expansion into New Mexico and stabilizing prices in the Colorado wholesale market.  However, revenues for Wholesale decreased by approximately 11% for the nine months ended September 30, 2023, as compared to the same period in 2022 due to overall lower prices in the Colorado wholesale market year over year. Wholesale prices in Colorado were down approximately 26% for the first nine months of 2023 as compared to the prior period, although early indicators from recent periods suggest downward wholesale pricing pressure may be stabilizing.

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

Operating Income

Operating income consists of gross profit less operating expenses. Such operating expenses include selling, general, and administrative expenses (SG&A), professional services, salary, and stock-based compensation expenses. Operating income measures the profitability of the Company’s operating assets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(322,462)	$1,809,237	$(5,184,664)	$8,871,518
Interest expense, net	8,320,397	8,500,235	23,956,691	23,312,088
Provision for income taxes	5,441,809	5,593,513	15,246,546	11,259,369
Other (income) expense, net of interest expense	(4,516,237)	(4,788,127)	(14,487,821)	(28,083,007)
Depreciation and intangible amortization	5,330,529	3,322,150	15,808,535	8,823,549
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP)	$14,254,036	$14,437,008	$35,339,287	$24,183,517
Non-cash stock compensation	(2,438,073)	99,898	622,162	1,788,823
Deal related expenses	1,401,795	993,828	3,331,315	4,907,291
Capital raise related expenses	1,712	185,597	36,780	791,229
Inventory adjustment to fair market value for purchase accounting	-	34,604	-	6,541,651
Severance	121,715	22,434	425,832	71,536
Retention program expenses	110,023	-	505,655	-
Employee relocation expenses	12,867	—	65,042	19,110
Other non-recurring items	655,244	87,097	2,132,272	422,532
Adjusted EBITDA (non-GAAP)	$14,119,319	$15,860,466	$42,458,345	$38,725,689

Revenue	46,746,935	43,190,986	129,122,971	119,231,932
Adjusted EBITDA Percent	30.2%	36.7%	32.9%	32.5%

	September 30,	December 31,
	2023	2022
Current assets	$64,384,320	$71,735,033
Less: Cash and cash equivalents	(19,624,615)	(38,949,253)
Adjusted current assets (non-GAAP)	44,759,705	32,785,780

Current liabilities	$50,396,192	$47,381,308
Less: Derivative liabilities	(2,022,248)	(16,508,253)
Less: Current portion of long term debt	(4,250,000)	(2,250,000)
Adjusted current liabilities (non-GAAP)	44,123,944	28,623,055

Operating Working Capital (non-GAAP)	$635,761	$4,162,725

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2023 and December 31, 2022, the Company had total current liabilities of $50,396,192 and $47,381,308, respectively. As of September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $19,624,615 and $38,949,253, respectively to meet its current obligations. The Company’s Operating Working Capital decreased by $3,526,964 for the nine months ended September 30, 2023, as compared to December 31, 2022.

The Company is a growth company, generating cash from operational revenue and capital raises. Cash is being reserved primarily for capital expenditures, facility improvements, acquisitions, and strategic investment opportunities. The

Company predominantly relies on internal capital that is generated through revenue and any other internal sources of liquidity to meet its short-term capital demands. Management believes the Company’s current projected growth, revenue from consummated acquisitions, and revenue from operations will be sufficient to meet its current obligations as they become due. The Company relies on a combination of internal and external capital to meet its long-term obligations, with internal liquidity sourced from revenue from operations and external financing acquired from various sources, including commercial loan arrangements, capital raises and private placement transactions, and cash from the Investor Notes. Management believes this combination of internal revenue and external liquidity will be sufficient to meet the Company’s long-term obligations; however, it is possible the Company will seek additional external financing to meet strategic investment needs in the future.

Trends Impacting Liquidity

While management believes that the Company has sufficient liquidity to support its capital needs, certain factors may positively or negatively impact the Company’s liquidity and financing opportunities.

Due to our participation in the cannabis industry and the regulatory framework governing cannabis in the United States, our debt and loan arrangements are sometimes subject to higher interest rates than are market for other industries, which has an unfavorable impact on our liquidity and capital resources. The Company also tends to incur higher banking fees and rates than businesses in other industries. Liquidity may also be negatively impacted if the primary banking and credit institutions meaningfully curtail the use of debit card transactions in the cannabis industry. During the third quarter of 2023, Mastercard sent cease-and-desist letters to various banks and payment processors that facilitated cannabis purchases through unpermitted channels and processes, demanding such banks and processors terminate the activity and transactions. Management does not believe recent developments in the payment processing environment are likely to materially impact our liquidity; however, if we experience a transition back to all-cash transactions as a result of increased payment restrictions and limitations, the Company’s liquidity could be negatively impacted due to decreased sales and/or increased cost of compliance. While participation in the cannabis industry tends to negatively impact certain aspects of capital resources more than other industries, this could change in the future with changes to federal law. If the federal government enacts laws permitting the banking and financial industries to engage with the cannabis industry, such as passage of the SAFER Banking Act, (which is an update of the SAFE Banking Act  introduced in the U.S. Senate in 2023) or rescheduling marijuana from Schedule I to Schedule III of the Controlled Substance Act, the Company anticipates that this could have a positive impact on the Company’s liquidity because it will open up financing and refinancing opportunities not otherwise widely available to cannabis companies at this time due to the current regulatory landscape.

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

We have also seen a negative relationship between license applications and liquidity in the markets where we operate, and this may negatively impact our liquidity and financial performance in upcoming periods. Since adult-use cannabis sales became legal in New Mexico in April 2022, 421 active retail stores have opened in the New Mexico Market as of September 30, 2023, representing a 182% increase in active store count. This increase in state-wide license count represents a substantial increase in competitors in that market, which has diluted the Company’s overall market share in New Mexico. As more licenses are issued in states where we operate, our liquidity is likely to be negatively impacted due to increased competition.

Increasing inflation may also negatively impact the liquidity, as the cost of goods and services may increase without corresponding increases to revenue. Inflation increases could also impact the incremental borrowing rate and ability to obtain external financing on similar terms as previous financing arrangements. Increasing inflation and general economic downturn in the United States could also negatively impact revenue to the extent such factors affect consumer behavior. Additional factors or trends that have impacted or could potentially impact liquidity in future periods include general economic conditions such as market saturation, inflation, labor shortages and employee turnover, consumer behavior, and general economic downturn.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the periods ended September 30, 2023 and 2022 were as follows:

	For the Periods Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$8,749,202	$434,448
Net cash provided by (used in) investing activities	(25,269,156)	(69,390,137)
Net cash provided by (used in) financing activities	(2,804,684)	1,280,660

Operating Activities

The change in cash related to operating activities for the period ended September 30, 2023, was predominantly driven by expansion and the related increase in sales and operating efficiencies combined with changes to the Company’s operating assets and liabilities.

Investing Activities

The Company’s use of cash from investing activities is driven by acquisition of businesses, cannabis licenses, and property, plant, and equipment for existing entities such as store remodels. The decrease in cash used in investing activities is largely attributable to less cash paid for acquisitions than paid in connection with acquisitions in previous periods.

Financing Activities

Historically, our cash provided by financing activities has mainly consisted of proceeds from our Loan Agreement with Altmore, the Investor Notes and the issuance of shares of Common Stock. The change in cash flow from financing activities is primarily related to payment of cash holdbacks pursuant to acquisition agreements that became due and payable during the third quarter of 2023. In accordance with ASC 230 Statement of Cash Flows, certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net earnings and financial position.

Description of Indebtedness

Loan Agreement

On February 26, 2021, the Company entered into the Loan Agreement with Altmore. Upon execution of the Loan Agreement, the Company received $10,000,000 of loan proceeds. In connection with the Company’s acquisition of Southern Colorado Growers (“SCG”), the Company received an additional $5,000,000 of loan proceeds under the Loan Agreement. The term loan incurs 15% interest per annum, payable quarterly on March 1, June 1, September 1, and December 1 of each year. The Company has begun making principal payments on June 1, 2023, in the amount of $750,000, payable quarterly with the remainder of the principal due upon maturity on February 26, 2025. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in the assets of PBS Holdco LLC (“PBS”), a wholly-owned subsidiary of the Company and the Company’s Colorado manufacturing operation, and the 36 acres of land in Huerfano County, Colorado owned by the Company and designed for indoor and outdoor cultivation (the “Altmore Collateral”).

Under the terms of the loan, the Company must comply with certain restrictions and covenants. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3,000,000 in a deposit account in which the lender has a security interest. As of September 30, 2023, the Company was in compliance with the requirements described above.

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

Under the Indenture, the Company must comply with certain restrictions and covenants. These include customary events of default and various financial covenants, including maintaining (i) a consolidated fixed charge coverage ratio of no less than 1.30 to 1.00 at the end of each fiscal quarter, and (ii) a minimum of $10,000,000 (in aggregate) in deposit accounts in which the Indenture Collateral Agent has a security interest. As of September 30, 2023, the Company was in compliance with the requirements described above.

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

The following table quantifies the Company’s future contractual obligation as of September 30, 2023:

	Total	2023	2024	2025	2026	2027	Thereafter
Notes Payable (a)	$193,121,777	$2,000,000	$3,000,000	$27,624,655	$147,594,213	$12,902,909	$—
Interest Due on Notes Payable (b)	50,808,833	4,577,254	18,252,178	16,379,690	11,331,798	267,913	—
Right of Use Assets (c)	42,499,184	2,123,963	7,399,326	6,127,958	5,516,090	4,325,564	17,006,284
Deferred Payment for Acquisitions (d)	2,069,173	—	547,011	601,725	920,436	—	—
Total	$288,498,967	$8,701,217	$29,198,515	$50,734,028	$165,362,537	$17,496,386	$17,006,284

(a)	Represents principal amounts owed pursuant to the Loan Agreement, the Investor Notes, the Nuevo Note, the seller notes, and the Everest Note, excluding $34,723,592 of unamortized debt discount and $5,339,158 of unamortized debt issuance costs. See Note 11 “Debt” to our consolidated financial statements.
(b)	Represents cash interest accruals owed pursuant to the Loan Agreement, the Investor Notes, the Nuevo Note, the seller notes, and the Everest Note. The Investor Notes are convertible into Common Stock freely at the option of the holder and subject to certain restrictions at the option of the Company such that conversion events could impact the interest and accrual obligations related to the Investor Notes in future periods. See Note 11 “Debt” to our consolidated financial statements.
(c)	Reflects our contractual obligations to make future payments under all of the Company’s leases in effect as of September 30, 2023. See Note 12 “Leases” to our consolidated financial statements.
(d)	Represents the Akimbo Deferred Purchase Price obligation. See Note 7 “Business Combinations” to our consolidated financial statements.

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

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. Certain criteria are required to be met in order to recognize revenue. If these criteria are not met, then the associated revenue is deferred until the criteria are met. A contract liability is recorded when consideration is received in advance of the delivery of goods or services. We identify revenue contracts upon acceptance from the customer when such a contract represents a single performance obligation to sell our products.

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

We performed our annual fair value assessment as of December 31, 2022 on our subsidiaries with material goodwill on our respective balance sheets and recognized a goodwill impairment charge of $11,719,306, of which $3,708,226 is included in loss from disposal of assets in the accompanying consolidated statements of comprehensive income as it is related to ceased operations during 2022. No additional factors or circumstances existed as of September 30, 2023, that would indicate impairment.

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

On August 11, 2023, Justin Fowler, a budtender in the Company’s Cottonwood R. Greenleaf location in New Mexico, filed a wage and hour case as a collective action pursuant to the Fair Labor Standards Act (FLSA) and as a class action under the New Mexico Minimum Wage Act (NMMWA) against the Company, Schwazze New Mexico, LLC and R. Greenleaf Organics (collectively “the Company”) on behalf of himself and similarly situated budtenders employed by the Company. The complaint alleges that the Company’s pooling and allocation of tips violated federal and state law. The Company denies all of Plaintiff’s allegations. To date, Plaintiff has joined 13 Opt-in Plaintiffs, of which two are former employees at one of the Company’s Colorado locations. The parties are presently engaged in early discovery with a mediation tentatively set for February 1, 2024. If mediation fails, the Company intends to vigorously defend the allegations. It is not possible at this time reasonably to assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company was not to prevail in final, non-appealable determinations of this litigation, the impact is not anticipated to be material.

On September 6, 2023, John T. Frost (the “Plaintiff”), a budtender at the Company’s Star Buds Louisville, Colorado location, filed a complaint against the Company, Justin Dye, Daniel R. Pabon, Daniel Bonach, Cetan Wanbli Williams, Brian Ruden, Salim Husan Wahdan, Bassel Husan Wahdan, Kyle Kreuger, Forrest Hoffmaster, Nirup Krishnamurthy, Schwazze Colorado, LLC, SBUD, LLC, Two J’s d/b/a/ The Big Tomato, and Star Buds Louisville, LLC (collectively, “Defendants”) in the 20th Judicial District Court for the County of Boulder, Colorado. In the complaint, Plaintiff, Pro Se, alleges, among other claims: (i) violation of the FLSA, the Colorado Wage Claim Act, and Colorado Overtime and Minimum Pay Standards Order #38 stemming from alleged theft of tips, (ii) harassment, (iii) discriminatory and/or unfair employment practices, (iv) unjust enrichment, (v) menacing, (vi) criminal extortion, and (vii) intimidation of a witness. On October 6, 2023, Defendants removed the case from the 20th Judicial District Court for the County of Boulder, Colorado to the United States District Court for the District of Colorado. On October 11, 2023, Plaintiff filed a motion to amend his complaint to include an eighth claim asserting violations of the federal Controlled Substances Act. The District Court subsequently granted a motion by Defendants to extend the time for Defendants to submit an Answer until after resolution of Plaintiff’s motion to amend the complaint. At this time, it is not possible to reasonably assess the final outcome of this litigation or to reasonably estimate the possible loss or range of loss with respect to this litigation. If Defendants were not to prevail in final, non-appealable determinations of this litigation, the impact is not anticipated to be material.

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those identified in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the period ended December 31, 2022 filed with the Securities and Exchange Commission on March 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is subject to restrictions on the payment of dividends and other working capital requirements in its loan and debt agreements. See Note 10 to the Financial Statements included in Part I to this Quarterly Report on Form 10-Q for additional information on the Company’s indebtedness and related restrictions therein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended September 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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
99.1

Everest Audited Statement of Assets Acquired Liabilities Assumed as of June 1, 2023 (Incorporated by Reference to Exhibit 99.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8K/A filed August 17, 2023)(Commission File No. 00-55450)).

99.2

Unaudited Pro Forma Condensed Combined Financial Information (Incorporated by Reference to Exhibit 99.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8K/A filed August 17, 2023)(Commission File No. 00-55450)).

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

Dated: November 14, 2023	MEDICINE MAN TECHNOLOGIES, INC.

	By:	/s/ Nirup Krishnamurthy
Nirup Krishnamurthy, Chief Executive Officer (Authorized Officer)

	By:	/s/ Forrest Hoffmaster
Forrest Hoffmaster, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)