Form 10-K
period 2023-12-31
Medicine Man Technologies, Inc.
filed 2024-03-27
CIK 1622879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2023

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

865 N. Albion Street

Suite 300

Denver, Colorado 80220

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

The aggregate market value of the voting and non-voting common equity (common stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2023, was approximately $62.06 million based upon the closing sale price of the Common Stock on OTC Markets Group, Inc. on that date.

The number of shares outstanding of the Registrant’s $0.001 par value Common Stock as of the close of business on March 1, 2024, was 77,438,379.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for our 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Risk Factors Summary

Our business faces significant risks and uncertainties. If any of the risks set forth in “Item 1A Risk Factors” of this report are realized, our business, financial condition, and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in “Item 1A. Risk Factors” of this Report.

ii

PART I

ITEM 1. BUSINESS.

Overview

Medicine Man Technologies, Inc., doing business as Schwazze (“we,” “us,” “our,” the “Company,” or “Schwazze”), is a vertically integrated multi-state cannabis operator focused on growth through expansion into existing and new markets. The Company’s business involves the cultivation, manufacturing, distribution, and retail sale of cannabis and cannabis related products. The Company sells products it manufactures and cultivates and a variety of other cannabis goods through wholly-owned retail stores, licensing arrangements, and/or third-party operators and retailers.

The Company is focused on organic growth as well as growing through geographic expansion, acquisition, and application for new licenses in the Colorado and New Mexico cannabis markets. The Company concentrates on building a premier vertically integrated cannabis company in Colorado and New Mexico with the goal of expanding into new and emerging markets, potentially including new states, compatible with the Company’s business strategy. The Company’s leadership team has deep expertise in mainstream consumer packaged goods, retail, manufacturing, and product development at Fortune 500 companies as well as at companies of various sizes in the cannabis sector. The Company strives to build and maintain a high-performance culture and a focus on analytical decision making, supported by data. Customer-centric thinking inspires the Company’s strategy and provides the foundation for the Company’s operational playbook.

The Company currently has operations in Colorado and New Mexico. As of March 1, 2024, the Company owned and operated (i) 63 retail dispensaries, 30 in Colorado under the banners Star Buds, Emerald Fields, and Standing Akimbo and 33 in New Mexico under the banner R. Greenleaf and Everest Cannabis Co.; (ii) six cultivation facilities, four in Colorado and two in New Mexico; and (iii) three manufacturing facilities, one in Colorado and two in New Mexico.

Schwazze is a reporting issuer in the United States and Canada. The Company’s common stock, par value $0.001 (“Common Stock”) is listed for trading in the United States on the OTCQX Best Market under the symbol “SHWZ” and listed for trading in Canada on the NEO Exchange under the symbol “SHWZ.” Schwazze is a smaller reporting company under U.S. federal securities laws and has elected to follow scaled disclosure requirements.

History

The Company was incorporated in Nevada on March 20, 2014, under the name Medicine Man Technologies, Inc., and it rebranded its name to Schwazze in April 2020. The Company’s operations began through the licensing of proprietary processes developed, implemented, and practiced at other cannabis facilities relating to the commercial growth, cultivation, marketing and distribution of medical and recreational marijuana pursuant to relevant state laws. The Company continued early expansion with the acquisition of Success Nutrients™ and Pono Publications, including the rights to the book titled “Three A Light” and the proprietary cultivation techniques documented therein. The Company then entered into the retail market by way of its acquisition of Two J’s LLC d/b/a The Big Tomato in 2018, a leading supplier of hydroponics and indoor gardening supplies in the Denver metro area.

Prior to 2020, the Company was focused on cannabis dispensary and cultivation consulting and providing equipment and nutrients to cannabis cultivators. In 2019, the Company made a strategic decision to move toward direct plant-touching operations due to changes in Colorado law expanding permitted investments into plant-touching cannabis companies. The Company developed a plan to roll up a number of direct plant-touching dispensaries, manufacturing, and cultivation facilities with the goal of being one of the largest seed-to-sale cannabis businesses in Colorado. In April 2020, the Company acquired its first plant-touching business, Mesa Organics Ltd. d/b/a Purplebee’s (“Purplebee’s”), which consisted of four dispensaries and one manufacturing infused products facility. Following the acquisition of Purplebee’s, the Company established a substantial retail presence in Colorado with its acquisition of 13 Star Buds branded dispensaries between December 2020 and March 2021 and its acquisition of two Emerald Fields branded dispensaries in February 2022, which it has continued to build through additional acquisitions. In September 2022, the Company opened its internal distribution center to better service and supply product to each of the dispensaries in the state of Colorado. The Company entered the New Mexico cannabis market in 2022 when it acquired ten R. Greenleaf branded dispensaries, one manufacturing facility, and four cultivation facilities. From May 2023 to September 2023, the Company acquired three more retail dispensaries, one Standing Akimbo medical dispensary, two retail dispensaries from Smokey’s, and opened one more dispensary under the Star Buds banner in Colorado, as described in more detail below. In June 2023, the Company continued its growth in New Mexico, when it acquired 16 Everest Cannabis Company branded dispensaries, one manufacturing facility and one cultivation facility. Since its first plant-touching acquisition in April 2020, the Company has completed a number of acquisitions in an effort to expand its market presence and achieve complete vertical integration.

Financings

The Company has two classes of stock: the Common Stock, par value $0.001 per share and the Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”). The Preferred Stock votes with the Common Stock as a single class on an as-converted basis. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially was equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances.

From June 5, 2019 through May 21, 2020, the Company completed a private placement of shares of Common Stock and warrants to purchase shares of Common Stock for aggregate gross cash proceeds of approximately $18.575 million. In the private placement, the Company issued and sold an aggregate of 9,287,000 shares of Common Stock at a price of $2.00 per share and warrants to purchase an aggregate of 9,287,000 additional shares of Common Stock at an exercise price of $3.50 per share.

On December 16, 2020, the Company entered into a convertible promissory note and security agreement (the “Convertible Promissory Note and Security Agreement”) pursuant to which it sold a convertible promissory note in the original principal amount of $5.0 million to Dye Capital & Company, LLC (“Dye Capital”). On February 26, 2021, Dye Capital converted all outstanding amounts under the note into 5,060 shares of Preferred Stock.

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

On February 26, 2021, the Company entered into a loan agreement with SHWZ Altmore, LLC (“Altmore”), as lender, and GGG Partners LLC, as collateral agent (the “Loan Agreement”). Upon execution of the Loan Agreement, the Company received $10.0 million of loan proceeds. In connection with the Company’s acquisition of Southern Colorado Growers (“SCG”), the Company received an additional $5.0 million of loan proceeds under the Loan Agreement. The loan carries an interest rate of 15% per annum, and the Company is required to make principal payments in the amount of $750,000 quarterly starting June 1, 2023. The Loan Agreement is secured by a first priority security interest in the assets of PBS Holdco LLC (“PBS”), a wholly-owned subsidiary of the company and the Company’s Colorado manufacturing operation, and the SCG Cultivation (as defined under “Item 1-Business-Current Operations and Developments” below) (collectively the “Altmore Collateral”).

On December 3, 2021, the Company and all its direct and indirect subsidiaries (the “Subsidiary Guarantors”) entered into a note purchase agreement (the “Note Purchase Agreement”) with 31 accredited investors (the “Note Investors”), pursuant to which the Company agreed to issue and sell to the Note Investors 13% senior secured convertible notes due December 7, 2026 (the “Investor Notes”) in an aggregate principal amount of $95 million for an aggregate purchase price of $93.1 million (reflecting an original issue discount of $1.9 million, or 2%) in a private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes pursuant to the Indenture entered into among the Company, Chicago Admin, LLC, as collateral agent (the “Indenture Collateral Agent”), Ankura Trust Company, LLC, as trustee (the “Indenture Trustee”), and the Subsidiary Guarantors (the “Indenture”). The Company received net proceeds of approximately $92 million at the closing, after deducting a commission to the placement agent and certain offering expenses. Such net proceeds are required to be used to fund previously identified acquisitions and other growth initiatives. The Company’s obligations under the Indenture and the Investor Notes are secured by (i) junior security interest in the Altmore Collateral and the Star Buds Collateral (as defined under “Item 1-Business-Material Acquisitions & Investments” below), and (ii) a first priority security interest in all assets owned by the Company and the Subsidiary Guarantors on or after December 7, 2021.

Material Acquisitions & Investments

On June 3, 2017, the Company issued 7,000,000 shares of its Common Stock as consideration for the acquisitions of Pono Publications Ltd and Success Nutrients, Inc. (“Success Nutrients”), pursuant to which the Company acquired the rights to its proprietary cultivation techniques codified in the proprietary work Three A Light and nutrients brand line offered by Success Nutrients.

On July 26, 2017, the Company issued 2,258,065 shares of its Common Stock for 100% ownership of Denver Consulting Group, Inc., a cannabis industry consultant that expanded the Company’s consulting offerings.

On September 20, 2018, the Company issued 1,933,329 shares of its Common Stock and paid approximately $307,000 in cash for 100% ownership of Two J’s LLC d/b/a The Big Tomato (“The Big Tomato”), the Company’s retail store that provides the industry with cultivation supplies and equipment.

On April 20, 2020, the Company, through its wholly-owned subsidiary PBS Holdco, LLC, formerly known as PBS Merger Sub, LLC (“PBS Purchaser”), acquired from Mesa Organics Ltd. (“Mesa Organic”) four retail dispensaries and one manufacturing facility located in Las Animas, Colorado, Ordway, Colorado, Rocky Ford, Colorado and Pueblo, Colorado, respectively. The acquired assets were at the time of the acquisition branded under the banner Mesa Organics and Purplebee’s. Under the terms of the Merger Agreement dated November 23, 2019, as amended on April 16, 2020 (the “Merger Agreement”) by and between Medicine Man Technologies, Inc., PBS Merger Sub, LLC, Mesa Organics Ltd., James Parco and Pamela Parco, the aggregate purchase price was $2.60 million of cash and 2,594,754 shares of Common Stock.

Between December 17, 2020, and March 3, 2021, the Company acquired 13 retail dispensaries and one cultivation facility located primarily in and around Denver, Colorado branded under the Star Buds banner. The Company refers to this series of acquisitions collectively as the “Star Buds Acquisition” and refers to the entities acquired generically as “Star Buds” unless otherwise specified. In connection with the Star Buds Acquisition, the Company also acquired the exclusive right to use the Star Buds tradename in Colorado. The purchase price for the Star Buds Acquisitions was paid in a combination of cash, Preferred Stock, and deferred payments referred to in this report as “seller note(s)”. The seller notes are secured by a first priority security interest in substantially all of the assets owned by SBUD LLC, a wholly-owned subsidiary of the Company that acquired the Star Buds assets (the “Star Buds Collateral”). The aggregate purchase price for the Star Buds Acquisition was $118.0 million, paid as follows: (i) $44.25 million in cash at the applicable closings, (ii) $44.25 million in deferred cash, also referred to in this report as “seller note(s),” (iii) 29,506 shares of Preferred Stock, of which 25,078 shares were issued at the applicable closings and 4,428 shares were held back by the Company as collateral for potential indemnification obligations pursuant to the applicable purchase agreements. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock to the sellers under the applicable purchase agreement. The escrowed portion of the Preferred Stock was released in its entirety on April 3, 2023, and January 9, 2024; there were no outstanding claims for indemnity.

On July 21, 2021, the Company acquired the cultivation assets and real property of SCG, which included approximately 36 acres of real property with outdoor cultivation capacity located in Huerfano County, Colorado, for a total purchase price of approximately $5.8 million in cash and 2,197,978 shares of Common Stock.

On December 21, 2021, the Company, through its wholly-owned subsidiary Double Brow, LLC (“Double Brow”), acquired one retail dispensary located in Glendale, Colorado from Smoking Gun, LLC (“SG”) and Smoking Gun Land Company, LLC (“SG Land,” and together with SG, “Smoking Gun”) for a total purchase price of $4.0 million in cash and 100,000 shares of Common Stock.

On January 26, 2022, the Company, through Double Brow, acquired two retail dispensaries located in Boulder, Colorado from BG3 Investments, LLC, d/b/a Drift (“Drift”), and Black Box Licensing, LLC. The acquired assets include (i) the assets used in or related to Drift’s business of distributing, marketing, and selling recreational cannabis products and (ii) the leases for two retail dispensaries located in Boulder, Colorado. The aggregate closing consideration for the acquisition was (i) $1.92 million in cash, and (ii) 1,146,099 shares of Common Stock issued to Drift.

On February 9, 2022, the Company, through its wholly-owned subsidiary Emerald Fields Merger Sub, LLC (“Emerald Fields Sub”), acquired two retail dispensaries located in Manitou Springs, Colorado and Glendale, Colorado branded under the banner Emerald Fields from MCG, LLC (“MCG”). Under the terms of the merger agreement, MCG merged with and into Emerald Fields Sub, with Emerald Fields Sub continuing as the surviving entity. The aggregate closing consideration for the merger was $29.00 million, consisting of: (i) $16.00 million in cash; (ii) 6,547,239 shares of the Common Stock issued to the members of MCG; and (iii) an aggregate of $2.32 million was held back as collateral for potential claims for indemnification under the MCG Merger Agreement as follows: (y) $1.39 million in cash and (z) 569,325 shares of Common Stock. The escrowed portion of the purchase price was released in its entirety on August 9, 2023, and there were no outstanding claims for indemnity.

On February 8, 2022, the Company entered the New Mexico market with its acquisition of ten retail dispensaries located throughout the State of New Mexico operating under the banner R. Greenleaf, one manufacturing facility, and four cultivation facilities from Reynold Greenleaf & Associates, LLC (“RGA”) and Elemental Kitchen and Laboratories, LLC (“Elemental”). The Company, acting through indirect wholly-owned subsidiaries, acquired substantially all of the operating assets of RGA and all of the equity of Elemental and assumed specified liabilities of RGA and Elemental. Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for certain facilities managed by RGA are held by two not-for-profit entities: Medzen Services, Inc. (“Medzen”) and R. Greenleaf Organics, Inc. (“R. Greenleaf” and together with Medzen, the “NFPs”). At the closing, Nuevo Holding, LLC, an indirect wholly-owned subsidiary of the Company, gained control over the NFPs by becoming the sole member of each of the NFPs and replacing the directors of the two NFPs with the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and the Company’s General Counsel. The business acquired from RGA consists of serving as a branding, marketing and consulting company, licensing certain intellectual property related to the business of THC-based products to Elemental and the NFPs, providing consulting services to Elemental and the NFPs, and supporting Elemental and the NFPs to promote, support, and develop sales and distribution of products. Elemental is engaged in the business of creating and distributing cannabis-derived products to licensed cannabis producers. Elemental and the NFPs are in the business of cultivating, processing, and dispensing marijuana in New Mexico, with 10 dispensaries, four cultivation facilities (three operating and one under development) and one manufacturing facility. The dispensaries are located in Albuquerque, Santa Fe, Roswell, Las Cruces, Grants and Las Vegas, New Mexico. The cultivation and manufacturing facilities are located in Albuquerque, New Mexico and consists of approximately 70,000 square feet of cultivation and 6,000 square feet of manufacturing. On February 8, 2022, Nuevo Holding, LLC entered into two separate call option agreements (each, a “Call Option Agreement”) containing substantially identical terms with each of the NFPs. Each Call Option Agreement gives Nuevo Holding, LLC the right to acquire 100% of the equity or 100% of the assets of the applicable NFP for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits a NFP to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. The aggregate closing consideration for the acquisitions was approximately (i) $32.20 million in cash, which included a $4.50 million cash earnout based on EBITDA of the acquired businesses for the calendar year 2021, and (ii) $17.00 million in the form of an unsecured promissory note issued by Nuevo Holding, LLC to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5% (the “Nuevo Note”).

On February 15, 2022, the Company acquired substantially all of the operating assets of Brow 2, LLC (“Brow”) related to its indoor cannabis cultivation operations located in Denver, Colorado and assumed certain liabilities for contracts acquired. The acquired assets included a 37,000 square foot building, the associated lease and equipment designed for indoor cultivation. After purchase price adjustments for pre-closing inventory, the aggregate consideration was $6.70 million, of which Double Brow paid $6.20 million at closing and held back $500,000 as collateral for potential claims for indemnification. The portion of the purchase price that was held back to satisfy indemnification claims was fully released on February 15, 2023, plus 3% simple interest, and there were no outstanding indemnification claims.

On May 31, 2022, the Company acquired substantially all of the operating assets of Urban Dispensary, which operates a dispensary and indoor cultivation in Colorado, pursuant to the terms of an Asset and Personal Goodwill Purchase Agreement, dated March 11, 2022, with Double Brow, Urban Health & Wellness, Inc. d/b/a Urban Dispensary (“Urban Dispensary”), Productive Investments, LLC, and Patrick Johnson (the “Urban Purchase Agreement”). Urban Dispensary operated an indoor cannabis cultivation facility and a single retail dispensary, each located in Denver, Colorado. The aggregate consideration for the Urban Dispensary Purchase was $1.32 million in cash and 1,230,534 shares of Common Stock. The Company held back $288,000 of the stock consideration at closing as collateral for potential claims for indemnification. On December 12, 2023, the Company claimed $49,236 in damages which were indemnifiable expenses from Urban Dispensary. Pursuant to the Urban Purchase Agreement, the Company satisfied the claim for damages by way of the cancellation of a total of 37,586 shares of Common Stock. On December 15, 2023, the Company released 182,262 of the held back shares to the Seller and there were no outstanding indemnification claims.

On July 13, 2022, the Company entered into a strategic relationship with Mission Holdings US, Inc. (“Mission Holdings”), an entity affiliated with MCG, by purchasing a non-controlling equity interest in Mission Holdings. Mission Holdings offers various cannabis products and brands, including proprietary cannabis-infused gummies and premium flower for medical and recreational sale in Colorado and California. The Company has the right to acquire 100% of the equity interest in Mission Holdings on or after July 13, 2025.

On December 15, 2022, the Company acquired substantially all of the operating assets associated with two retail dispensaries located in Denver, Colorado and Aurora, Colorado owned by Lightshade Labs LLC (“Lightshade”). After purchase price adjustments for transaction and related expenses, the aggregate consideration for the acquisition was approximately $2.75 million, all of which was paid in cash. The Company deposited $300,000 of the purchase price in escrow as collateral for potential claims for indemnification from Lightshade. The portion of the purchase price placed in escrow was released in its entirety on December 15, 2023, and there were no outstanding indemnification claims.

On May 10, 2023, the Company acquired substantially all of the operating assets associated with two retail and medical dispensaries located in Garden City, Colorado and Fort Collins, Colorado owned by Cannabis Care Wellness Centers, LLC and Green Medicals Wellness Center #5 (collectively, “Smokey’s"). After purchase price adjustments for transaction and related expenses, the aggregate consideration for this transaction was approximately $7.5 million, of which approximately $3.75 million was paid in cash and $3.15 million was paid in shares of Common Stock. The Company held back $600,000 of stock consideration and $150,000 of cash consideration at the closing as collateral for potential claims for indemnification. Any purchase price held back and not used to satisfy indemnification will be issued and released on November 11, 2024.

On June 1, 2023, the Company acquired substantially all of the operating assets associated with 14 retail dispensaries located throughout the State of New Mexico, one manufacturing facility, and one cultivation facility (the “Everests Acquisition”) under the terms of the associated asset purchase agreement, dated April 21, 2023, as amended (collectively, “Everest Purchase Agreement”). Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for the facilities managed by Everest Seller are held by a not-for-profit entity, Everest Apothecary, Inc., d/b/a Everest Cannabis Co. (“Everest Apothecary”). At the closing, an affiliate of the Company (“Everest Purchaser”) gained control over the management and operations of Everest Apothecary by replacing the officers and directors of Everest Apothecary with officers and directors designated by the Company. At the closing, Everest Purchaser entered into a separate call option agreement (the “Call Agreement”) with the sellers under the Everest Purchase Agreement (collectively, “Everest Seller”). The Call Agreement gives Everest Purchaser the right to acquire 100% of the equity or 100% of the assets of Everest Apothecary for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits Everest Apothecary to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. Everest Purchaser will have one year after receipt of notice of the approval of such legislation from Everest Apothecary to exercise its call option. Everest Apothecary is in the business of cultivating, processing, and dispensing marijuana in New Mexico, with 14 dispensaries, one cultivation facility, and one manufacturing facility. The dispensaries are located in Albuquerque, Santa Fe, Los Lunas, Belen, Texico, Las Cruces, and Sunland Park, New Mexico. The cultivation and manufacturing facilities are located in Albuquerque, New Mexico and consist of approximately 49,000 square feet of cultivation and 8,700 square feet of manufacturing. After purchase price adjustments and subject to post-closing adjustments, the aggregate purchase price under the Everest Purchase Agreement and Call Option paid at closing was approximately $41.0 million, of which $12.5 million was paid in cash, $17.5 million was paid in the form of an unsecured promissory note issued by Everest Purchaser to Everest Seller (the “Everest Note”), $8.00 million was paid in the Company’s Common Stock in the amount of 7,619,047 shares, and $3.0 million is payable in two installment payments of $1.25 million due to Everest Seller on August 30, 2023 and November 28, 2023 (the “Everest Deferred Purchase Price”). The Everest Note is payable on the last day of the calendar quarter following the fourth anniversary of the closing of the Everest Acquisition with interest payable quarterly at an annual interest rate of 5%. The Company is required to make installment payments of principal and interest on the Everest Note starting June 30, 2025, and the total outstanding principal will be due on May 31, 2027. In addition to the foregoing, Everest Purchaser may be required to make a potential “earn-out” payment of up to an additional $8.00 million payable in Company Common Stock priced as of the closing of the Everest Acquisition. The earn-out is based on the revenue performance of certain retail stores of Everest for the 12-month period following such stores opening for business and is revalued quarterly. Management currently estimates the expected earn-out payment to equal approximately $2.13 million based on current projections.

On June 15, 2023, the Company acquired substantially all of the operating assets associated with a single medical dispensary located in Denver, Colorado owned by Standing Akimbo, LLC (“Standing Akimbo Seller”) pursuant to the terms of an asset purchase agreement, dated April 13, 2023 (the “Standing Akimbo Purchase Agreement”). After purchase price adjustments for transaction and related expenses, the aggregate consideration for the transaction was approximately $9.35 million, of which $3.81 was million is payable in cash and approximately $5.54 million payable in the form of the Company’s Common Stock. At the closing of the transaction, the Company paid $1.0 million of the Purchase Price in cash and approximately $4.50 million of the Purchase Price in the Company’s Common Stock. The Company is obligated to pay the remainder of the cash consideration over 12 months starting on July 15, 2023 as set forth in the Standing Akimbo Purchase Agreement (the “Deferred Cash Consideration”) in which the Company reserved from issuance approximately $1.00 million from the consideration to be paid in stock, as collateral for potential claims for indemnification from Standing Akimbo Seller and the certain other parties thereto under the Standing Akimbo Purchase Agreement (the “Stock Holdback”). Any portion of the Stock Holdback not used to satisfy indemnification claims will be issued by the Company on the date that is the later of (i) 18 months from the closing of the transaction or (ii) satisfaction of all outstanding obligations associated with certain excluded liabilities set forth in the Standing Akimbo Purchase Agreement.

Current Operations and Developments

Operating Segments

The Company’s operations are organized into three different segments as follows: (i) Retail, consisting of retail locations for sale of cannabis products; (ii) Wholesale, consisting of manufacturing, cultivation, and sale of both wholesale cannabis and non-cannabis products; and (iii) Other, consisting of all other income and expenses, which derives its revenue from general corporate operations, in-store advertisements, and vendor promotions offered in the Company’s retail dispensaries. Each of our operating segments are discussed in further detail below.

SEGMENT 1 –Retail – This segment currently includes our Retail dispensaries located in Colorado and New Mexico.

As of December 31, 2023, the Company owned and operated 30 retail cannabis dispensaries in the State of Colorado, 22 cannabis dispensaries under the banner name Star Buds, six retail cannabis dispensaries under the banner name Emerald Fields and two medical cannabis dispensaries under the banner name Standing Akimbo. As of December 31, 2023, the Company owned 33 retail cannabis dispensaries in the State of New Mexico, 19 of which operate under the banner name R. Greenleaf and 14 retail cannabis dispensaries under the banner name Everest.

Our dispensaries sell a wide variety of cannabis products directly to tens of thousands of consumers. These products include loose flower, concentrates, edibles, pre-rolls, topicals, infused beverages, and other associated cannabis products produced by a large variety of cannabis vendors. In Colorado, our retail dispensaries sell products sourced from our internal wholesale operations, investment partners, licensing arrangements, and other third-party suppliers. In New Mexico, our retail dispensaries sell products predominantly sourced through internal wholesale operations and a small percentage of third-party products.

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

The Company’s manufacturing operations are used to extract oil from the cannabis plant and refine the oil into distillate oil. It sells this distillate oil to other product manufacturers. In addition, the Company’s manufacturing operations produce consumer packaged goods, such as pre-rolled joints, edibles, salves, and vape cartridges. Like its cultivation facilities, the Company can increase or curtail its production capacity to adjust to market conditions.

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

Cultivation

As of December 31, 2023, the Company owned seven cultivation facilities: four in Colorado and three in New Mexico. The Company leverages its cultivating capacity in both states where it operates to participate in the wholesale market and/or support internal operations based on market conditions and profitability in wholesale transactions.

The Company operated two active cultivations in Colorado throughout 2023. The Company maintains four active cultivation licenses in Colorado as of March 1, 2024.

The Company’s primary cultivation facilities in Colorado include (i) a 37,000 square foot building located in Denver, Colorado leased by the Company for indoor cultivation (the “Brow Cultivation”) and (ii) 36 acres of land in Huerfano County, Colorado owned by the Company and designed for indoor and outdoor cultivation (the “SCG Cultivation”). The SCG Cultivation includes a greenhouse and 34 hoop houses, and the Company has the potential to expand the SCG Cultivation to include additional hoop houses for increased outdoor cultivation capacity.

The Company operated three active indoor cultivations and one outdoor cultivation in New Mexico during 2023, and it discontinued operations at one of its cultivation facilities located in Albuquerque, New Mexico during 2023 to consolidate production activities and drive synergies. The Company maintains four active cultivation licenses in New Mexico as of March 1, 2024.

The Company’s primary cultivation facility in New Mexico is a 40,000 square foot building located in Albuquerque, New Mexico (the “Edith Grow”). The Company completed the second phase of the planned renovation in 2023 which expanded the cultivation capacity of the Edith Grow to increase synergies and reduce costs. A third phase of planned renovations started in 2023 and is anticipated to finish in 2024. In 2023, the Company acquired an additional cultivation facility which has approximately seven acres that includes two greenhouses and seven hoop houses located in Albuquerque, New Mexico. The Company’s cultivation facilities in New Mexico, primarily support the Company’s manufacturing operations and the New Mexico retail wholesale segment operations.

Manufacturing and Extraction

As of December 31, 2023, the Company owned and operated three manufacturing facilities: one in Colorado and two in New Mexico.

The Company’s manufacturing facilities primarily conduct cannabis extraction, distillation, manufacturing, and infusion operations for incorporation into retail cannabis products or sale through internal and external channels. The Company purchases cannabis biomass and trim to support manufacturing operations both internally from its cultivation operations as well as from a number of different vendors across Colorado and New Mexico. The Company maintains the ability to strategically adjust the number of materials sourced from internal and external sources based on market conditions due to vertical integration in both states.

The Company’s Colorado manufacturing facility is owned and operated by PBS. PBS leases a facility in Pueblo, Colorado comprising of approximately 7,000 square feet of space where PBS conducts ethanol extraction, distillation, and manufacturing of cannabis plants and biomass for sale and distribution to external buyers and internally to support the Company’s retail segment. PBS also supports the Colorado Retail and Wholesale segments by processing and packaging products for retail distribution. The Company acquires cannabis biomass and trim to support PBS’s manufacturing operations both internally from its cultivation operations at the SCG Cultivation and the Brow Cultivation as well as from a number of different vendors across Colorado. However, manufacturing operations in Colorado source raw materials from external vendors to a greater degree than manufacturing operations in New Mexico due to pricing and market conditions. PBS produces pre-rolled joints, salves, vape cartridges, and syringes for internal and external distribution, including the Company’s proprietary brand of vape products: Purplebee’s and Autograph by Purplebee’s.

The Company’s two New Mexico manufacturing facilities are located in Alburquerque, New Mexico. One is owned and operated by Elemental, a wholly-owned subsidiary of the Company and the other is owned and operated by Everest Purchaser, a wholly-owned subsidiary of the Company. Elemental leases a manufacturing facility located in Albuquerque, New Mexico representing approximately 6,000 square feet and Everest Purchaser leases a manufacturing facility representing approximately 8,700 square feet. Both facilities perform extraction, infusion, and manufacturing operation and produce several cannabis products that are sold in R. Greenleaf and Everest Apothecary dispensaries, as well as to third parties, including pre-rolled joints, edibles, salves, and vape cartridges. They primarily source raw materials used for their operations through the Company’s cultivation and wholesale operations due to increased vertical integration in New Mexico, although Elemental and Everest Purchaser do purchase biomass and trim from external sources to support its operations.

SEGMENT 3 – Other – This segment includes General Corporate and Other.

General Corporate and Other

The Other segment encompasses the Company’s general corporate operations not otherwise categorized as retail or wholesale, and it also includes revenue from in-store advertisements and certain vendor promotions offered in the Company’s retail dispensaries. This segment also includes the Company’s research and development subsidiary, Schwazze Biosciences LLC, which is committed to pursuing a program of basic and applied research focused on bringing consumers, as well as pets, the most beneficial properties of the cannabis plant.

Marketing

The Company markets its products, retail establishments and services to consumers through a variety of channels, including: digital marketing efforts, print advertising, outdoor billboards, coupons, a consolidated loyalty program across all states and retail banners, ecommerce websites, budtender appreciation events, universal gift card program, “search engine optimization” activities, grand opening or newly remodeled store events, brand pop-up events, and in-store promotions. In 2023, the Company’s Colorado retail banner, Star Buds, continued its support of The Colorado Summit, a professional ultimate frisbee sporting team. Star Buds was the first cannabis sponsor of a professional ultimate frisbee team in 2022.

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

The Company continues to enhance its online presence via its house of brands website, http://www.schwazze.com, and its investor relations website, http://ir.schwazze.com. The Company’s website includes an overview of its retail and wholesale brands, features on management and its Board of Directors, latest investor relations presentations, links to media, analyst coverage and press relations, Securities and Exchange Commission (“SEC”) reports, and our industry partners.

Intellectual Property, Brand Development, and Licensing

Our operational success and business strategy incorporates various pieces of proprietary intellectual property, including trademarks, trade names, and copyrights owned by the Company and licensing of third-party intellectual property pursuant to licensing agreements. We also acknowledge that certain protections normally available to us related to design or other utility patents in the cannabis industry are not currently enforceable under federal law. We attempt to protect our intellectual property via the deployment of robust non-disclosure agreements with both prospective partners, employees, and licensees prior to engagement. We also register our owned intellectual property in the states where we operate in an effort to enhance protection against infringement. There are no assurances that these non-disclosure agreements will prevent a third-party from infringing upon our rights, and we also cannot enforce our owned cannabis-related intellectual property outside of the states of Colorado and New Mexico where our marks are registered. We intend to register for federal patent and trademark protection that is otherwise currently prohibited if and when the federal government eliminates the cannabis prohibition.

Schwazze is actively building a house of brands that includes both our active retail banners as well as products for sale at both the retail and wholesale level, manufacturing all products and controlling the quality for such brands through its vertical integration. The Company has developed three internally-owned product brands as of March 1, 2024. These brands include: (i) Purplebee’s and (ii) Autograph by Purplebee’s, the Company’s distillate vaporizer product line, and (iii) EDW (Every Day Weed), which is a pre-packaged pouch of loose-ground flower offered in half-ounce increments at an affordable price point. Purplebee’s, Autograph by Purplebee’s, and EDW are available for sale in indica, sativa, and hybrid strains.

In addition to internal brand development efforts, we also enter into advantageous licensing agreements with other cannabis companies with recognizable brand value to maximize the success of our product offerings and sales. Schwazze has an exclusive licensing partnership with the premium California-based cannabis flower brand, Lowell Herb Company, which gives the Company exclusive right to manufacture, distribute, and promote Lowell Farms products in the Colorado and New Mexico markets. Current products include Quicks, Classics, and Singles. Quicks and Classics are sold in 3.5g multi-units packs in blends of strains of indica, sativa, and hybrid dominances, while “singles” are 1g, single strain pre-rolls. The Lowell Farms brand is promoted through in-store advertising and promotion, customer loyalty programming, and budtender appreciation events. The Company also has an exclusive licensing partnership with Star Buds Brands, LLC d/b/a Kaviar (“Kaviar”) in New Mexico that gives the Company exclusive right to manufacture, distribute, and promote Kaviar products in the New Mexico market. Such Kaviar products includes Kaviar Cones, which are sold in 1.5g single packs in blends of hybrid, sativa, and hybrid dominances. Kaviar products are promoted through in-store advertising and promotion, customer loyalty programming, and budtender appreciation events. Additionally, the Company holds an exclusive licensing agreement with The Cima Group, LLC d/b/a Wana Brands in New Mexico that gives the Company exclusive right to manufacture, distribute, and promote Wana Brands products in the New Mexico market. Such Wana Brands products include: Wana “Classic” gummies, Wana Quick, fast-acting gummies, Wana Optimals gummies, and Wana Spectrum, live rosin-gummies all of which are sold in 100mg, 10pk containers in CBD, indica, sativa, and hybrid dominances. Wana Brands products are promoted through in-store advertising and promotion, customer loyalty programming, and budtender appreciation events. We also maintain a non-exclusive branding partnership with Mission Holdings pursuant to which we sell Mission Holdings’ proprietary brand of low-cost edibles, Nfuzed gummies, and premium flower, Level 10, in our retail dispensaries in the states where we operate.

The Company also acquired a number of brands through previous acquisitions of existing dispensaries with varying degrees of brand recognition and loyalty that we actively utilize in our house of brands. In connection with the Star Buds acquisitions, we acquired the exclusive right to use the Star Buds brand in Colorado pursuant to a licensing agreement with the owners of the Star Buds intellectual property. We also acquired all of the rights in and interest to the Emerald Fields intellectual property owned by MCG. In Colorado, we currently operate all of our retail cannabis dispensaries under the Star Buds, Emerald Fields and Standing Akimbo banners. In New Mexico, we acquired the intellectual property associated with R. Greenleaf and Everest Cannabis Co. and operate existing dispensaries under the R. Greenleaf and Everest Cannabis Co. banners.

Government Regulations

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently involved in the cannabis industry. The Company is directly engaged in the cultivation, manufacture, possession, sale, and distribution of cannabis in the adult-use cannabis marketplace in the State of Colorado and the State of New Mexico.

Federal Regulations

The United States federal government regulates drugs through the federal Controlled Substances Act (the “CSA”), which places controlled substances, including cannabis, in one of five different schedules. Cannabis, except hemp containing less than .3% (on a dry weight basis) of the psychoactive ingredient in cannabis, is classified as a Schedule I drug. As a Schedule I drug, the federal Drug Enforcement Agency (“DEA”) considers cannabis to have a high potential for abuse, no currently accepted medical use in treatment in the United States, and a lack of accepted safety for use of the drug under medical supervision. The classification of cannabis as a Schedule I drug is inconsistent with what the Company believes to be many valuable medical uses for cannabis accepted by physicians, researchers, patients, and others. As evidence of this, on June 25, 2018, the Federal Drug Administration (“FDA”) approved Epidiolex (CBD) oral solution with an active ingredient derived from the cannabis plant for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome, and Dravet syndrome, in patients two years of age and older. This is the first FDA-approved drug that contains a purified drug substance derived from the cannabis plant. CBD is a chemical component of cannabis that does not contain the intoxication properties of tetrahydrocannabinol (“THC”), the primary psychoactive component of cannabis. The Company believes categorization of cannabis as a Schedule I drug is not reflective of the medicinal properties of cannabis or the public perception thereof, and numerous studies show cannabis is not able to be abused in the same way as other Schedule I drugs, has medicinal properties, and can be safely administered.

In a major change to federal policy, in October of 2022, the Biden Administration announced its intention to review the regulation of marijuana under the CSA by directing the Secretary of Health and Human Services (“HHS”) and the Attorney General to initiate the administrative process to expeditiously review marijuana’s Schedule I status. Concurrently, President Biden also announced a pardon of all prior federal simple possession of marijuana offenses and urged governors to do the same at the state level.

In response to President Biden’s directive, on August 29, 2023, HHS recommended that the DEA reschedule marijuana to Schedule III. HHS concluded that cannabis satisfies the criteria for a Schedule III drug, meaning that it has (1) a currently accepted medical use in treatment, (2) a lower potential for abuse than Schedule I or II, and (3) a possibility of abuse that may lead to moderate or low physical dependence or high psychological dependence.

The DEA’s decision on rescheduling or de-scheduling of cannabis is pending.

The evolving federal position is more consistent with democratic approval of cannabis at the state government level in the United States. Unlike in Canada, which has federal legislation uniformly governing the cultivation, manufacture, distribution, sale, and possession of cannabis, cannabis is largely regulated at the state and local level in the United

States. Certain state laws regulating cannabis conflict with the CSA, which makes cannabis use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts. Although the Company’s activities are compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis will neither absolve the Company of liability under United States federal law nor provide a defense to federal criminal charges that may be brought against the Company. The Supremacy Clause of the United States Constitution establishes that the United States Constitution and federal laws made pursuant to it are paramount and, in case of conflict between federal and state law, federal law shall apply.

Nonetheless, 44 U.S. states, the District of Columbia, and the territories of Puerto Rico, the U.S. Virgin Islands, Guam, and the Northern Mariana Islands have legalized some form of cannabis for medical use, while 24 states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes. As more and more states legalized medical and/or adult-use cannabis, the federal government attempted to provide clarity on the incongruity between federal prohibition and these state-legal regulatory frameworks.

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

Following his election, President Biden appointed Merrick Garland to serve as the U.S. Attorney General. While Attorney General Garland indicated in his confirmation hearing that he did not feel that enforcement of the federal cannabis prohibition against state-licensed business would be a priority target of the DOJ resources, no formal enforcement policy has been issued to date. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned. Unless and until the U.S. Congress amends the CSA or the DEA announces a rescheduling of cannabis (and as to the timing or scope of any such potential changes there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

As an industry best practice, despite the rescission of the Cole Memorandum, the Company abides by the following standard operating policies and procedures:

1.	Ensure that its operations are compliant with all licensing requirements as established by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions;
2.	Ensure that its cannabis-related activities adhere to the scope of the licensing obtained (for example: in the states where cannabis is permitted only for adult-use, the products are only sold to individuals who meet the requisite age requirements);
3.	Implement policies and procedures to ensure that cannabis products are not distributed to minors;
4.	Implement policies and procedures to ensure that funds are not distributed to criminal enterprises, gangs, or cartels;
5.	Implement an inventory tracking system and necessary procedures to ensure that such compliance system is effective in tracking inventory and preventing diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law, or across any state lines in general;

6.	Ensure that cannabis products under the control of the Company are not distributed or transported across state or national borders;
7.	Ensure that its state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, is engaged in any other illegal activity or any activities that are contrary to any applicable anti-money laundering statutes; and
8.	Ensure that its products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

In addition, the Company conducts background checks to ensure that the principals and management of its operating subsidiaries are of good character, have not been involved with other illegal drugs, engaged in illegal activity or activities involving fraud, violence, or use of firearms in cultivation, manufacturing, or distribution of cannabis. The Company has conducted and will continue to conduct ongoing reviews of the activities of its cannabis businesses, the premises on which they operate, and the policies and procedures that are related to possession of cannabis or cannabis products outside of the licensed premises, including the cases where such possession is permitted by regulation.

One legislative safeguard for the medical cannabis industry remains in place: Congress has passed a so-called “rider” provision in the fiscal year 2015, 2016, 2017, 2018, 2019, 2020, and 2021 Consolidated Appropriations Acts to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The rider is known as the "Rohrabacher-Farr" Amendment after its original lead sponsors. In 2021, President Biden became the first president to propose a budget with the Rohrabacher-Farr Amendment included. On January 19, 2024, the amendment was renewed through the signing of a continuing resolution, effective through March 8, 2024.

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

Recently, the U.S. Senate introduced the SAFE Banking Act in 2023, which has been renamed by the Senate Banking Committee as the SAFER Banking Act. The bill must still pass the full Senate and the House of Representatives, of which there can be no guarantee. The SAFER Banking Act (or a similar bill) would allow financial institutions to provide their services to state-legal cannabis clients and ancillary businesses serving state-legal cannabis businesses without fear of federal sanctions. There is no guarantee the SAFER Banking Act will become law in its current form or at all.

Colorado Regulations

On November 7, 2000, Colorado voters approved Amendment 20, which amended the state constitution to allow the use of marijuana in the state by approved patients with written medical consent. On November 6, 2012, Colorado voters approved Amendment 64, which amended the state constitution to establish an adult-use cannabis program in Colorado which permits the commercial cultivation, manufacture, and sale of marijuana to adults 21 years of age or older. The commercial sale of marijuana for adult-use to the general public began on January 1, 2014, at cannabis businesses licensed under the regulatory framework. Medical and adult-use marijuana are regulated together under a single statute – the Colorado Marijuana Code.

Under the Colorado Marijuana Code, the Colorado Department of Revenue – Marijuana Enforcement Division (“MED”) is empowered to grant licenses to both adult-use and medical marijuana businesses, including cultivation facilities, products manufacturers, testing facilities, transporters, researchers and developers, and (in the adult-use context) accelerator cultivators, accelerator stores, and hospitality businesses.

Cannabis businesses must also comply with local licensing requirements. Colorado localities are allowed to limit or prohibit the operation of marijuana businesses.

The Company is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Colorado.

Colorado License Requirements

An application for a license from the MED to operate a marijuana business in Colorado requires submission of (1) a copy of any local license required for the marijuana business, (2) a certificate of good standing from the jurisdiction in which the business was formed, (3) the identity and address of the registered agent in Colorado, (4) organizational documents such as articles of incorporation, bylaws, articles of organization, and similar documents, (5) corporate governance documents, (6) a deed, lease, or similar document establishing the applicant’s ability to use the proposed premises, (7) a facility diagram, (8) findings of suitability with respect to the business’ owners, (8) information regarding securities listings (if the business is publicly traded), (9) financial statements, and (10) documents related to payments of taxes. A business is required to obtain permission from the locality in which it proposes to operate as part of the licensing process.

With respect to the renewal process, provided that the requisite renewal fees are paid and the renewal application is submitted in a timely manner, the Company has no reason to believe it would not receive the applicable renewed licenses in the ordinary course of business.

Regulatory Requirements

The regulations establish requirements applicable to all Colorado marijuana businesses, along with specific requirements for each type of business.

All marijuana businesses in Colorado are required to (1) create and enforce limited access areas for the protection of marijuana and marijuana products; (2) maintain security alarm systems installed and maintained by a licensed alarm installation company, as well as approved locks and surveillance equipment maintained in good working condition; (3) follow all applicable laws regarding waste disposal (including cannabis-containing waste); (4) implement an inventory tracking system used for inventory tracking and recordkeeping; (5) comply with both state and local requirements as to hours of operation; (6) comply with sanitary requirements applicable to employees and production spaces, including sanitation audits; (7) comply with recordkeeping requirements; (8) prohibit on-site consumption of marijuana and marijuana products (excepting licensed marijuana hospitality businesses); (9) ensure all visitors, patients, and customers have proper identification prior to entering the business premises; and (10) maintain and provide procedures for dealing with product recalls.

Cultivation facilities are additionally required to (1) provide and maintain copies of standard operating procedures for cultivation, harvesting, drying, curing, trimming, packaging, storing, and sampling; (2) comply with requirements related to pesticides; and (3) comply with additional sanitary and product safety requirements. Marijuana products manufacturers are required to (1) comply with labeling and dosing requirements related to standardized doses of marijuana; (2) comply with specific prohibitions regarding the shapes, colors, and similar characteristics of edible products; (3) refrain from use of prohibited additives and ingredients; (4) comply with child-resistant packaging requirements; and (5) maintain and provide standard operating procedures related to manufacturing of each category of products. Marijuana dispensaries are subject to additional requirements regarding (1) methods of accepting orders; (2) payments by customers; and (3) methods for age and identification verification of customers.

The MED and local licensing authorities may conduct announced or unannounced inspections of licensees to determine compliance with applicable laws and regulations. Licensees may also be subject to inspection of the licensed premises by the local fire department, building inspector, or code enforcement officer to confirm that no health or safety concerns are present.

Colorado uses METRC as the Marijuana Enforcement Division’s marijuana inventory tracking system for all medical and adult-use licensees. Marijuana is required to be tracked and reported with specific data points from seed-to-sale through METRC for compliance purposes under Colorado marijuana laws and regulations. This tracking is conducted by using electronic tags on plants and shipments between licensees and facilities.

New Mexico Regulations

Until 2021, New Mexico’s cannabis industry was regulated under the Lynn and Erin Compassionate Use Act (the “LECUA”), which permitted and regulated the use of cannabis for qualified and registered patients with certain medical conditions. The LECUA was administrated by the New Mexico Department of Health.

On April 12, 2021, Governor Michelle Lujan Grisham signed the Cannabis Regulation Act, which became effective on June 29, 2021 (the “CRA”). The CRA decriminalized the possession, use, manufacturing, cultivation, and sale of cannabis for recreational or adult-use and created the New Mexico Cannabis Control Division (“CCD”) a new division of the New Mexico Regulation & Licensing Department, to administer the rules for regulation of the State’s medical and adult-use cannabis industry, including licensure, sales, testing, security, advertising, and labeling of cannabis products. Other than maintenance of the patient registry for medical cannabis under the LECUA, the CRA vested CCD with all authority to administer and regulate New Mexico’s medical and adult-use cannabis activities. Consequently, parties licensed pursuant to the CCD rules can sell both medical and adult-use cannabis with the most substantive differences being: (i) medical cannabis is not subject to the New Mexico Cannabis Excise Tax; (ii) persons under 21 can only legally purchase cannabis products if they are a qualified medical patient; and (iii) the CCD has the authority to effectively reserve some cannabis to ensure an “adequate supply” for medical patients.

The CRA permits local jurisdictions to adopt reasonable time, place and manner rules that do not conflict with the CRA, but such rules must not completely prohibit operation of an entity licensed under the CRA or impose criminal, civil, or administrative penalties on any such licensee for the use of a property licensed by the CCD. The CRA provides for the following types of licenses: courier, testing laboratory, manufacturer, producer, retailer, research laboratory, vertically integrated, producer microbusiness, integrated microbusiness and cannabis consumption area. The CRA does not create a limit on the number of licenses issued but does limit the number of plants that can be grown under each producer license and requires as a condition of licensure that each producer applicant demonstrate the legal right to enough water for its proposed operation as determined by the CCD and validated by documents from the New Mexico Office of the State Engineer.

Per the CRA’s express requirement, retail sales of adult-use cannabis products in New Mexico began on April 1, 2022. In January and March of 2022, the CCD amended its rules to increase plant counts for most license types and modified the testing requirements for cannabis products. Since April 1, 2022, there have been no substantive changes in New Mexico’s regulatory framework. During the 2024 legislative session, Senate Bill 6 was passed in both the New Mexico State House and State Senate which would create a definition of illegal cannabis and give the CCD the power to deny, suspend or revoke, or discipline a licensee involved in producing, selling, or manufacturing illegal cannabis. Senate Bill 6 would also make trafficking cannabis products in quantities of more than fifteen ounces of flower, one hundred and twenty grams of cannabis extract, or six thousand milligrams of edibles a criminal offense. The Company expects the Governor to sign the bill and the Company believes it will provide New Mexico law enforcement and the CCD with tools to appropriately police the sale of marijuana.

The Company is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of New Mexico. Any non-compliance citations or notices of violation which may have a material impact on the Company’s licensing, business activities, or operations are required by Staff Notice 51-352 to be promptly disclosed by the Company.

New Mexico Licensing Requirements

In New Mexico, licenses are renewed annually. In order to operate in New Mexico an operator is required to obtain a license from the CCD, a certificate of occupancy from the applicable local government, and a certificate of fitness from the State Fire Marshall. Each year, licensees are required to submit a renewal application per guidelines published by CCD. While renewals are annual, there is no limit to the number of renewals a licensee may obtain. Assuming requisite renewal fees are paid, renewal applications are submitted in a timely manner, and if the establishment has not been cited for material violations, renewal applicants can anticipate approval in the ordinary course of business. However, any unexpected denials, delays, or costs associated with a licensing renewal could impede planned operations and may have a material adverse effect on the Company’s business, financial condition, results of operations, or prospects.

A vertically integrated cannabis establishment license permits the holder to conduct one or more of the following: (i) production of cannabis; (ii) manufacturing of cannabis products; (iii) retail establishment; or (iv) courier of cannabis products. Only certified physicians may provide medicinal marijuana recommendations. An adult-use retailer license permits the sale of cannabis and cannabis products to any individual older than 21 years of age who does not possess a physician’s recommendation.

Holders of licenses in New Mexico are subject to a detailed regulatory scheme encompassing security, staffing, sales, manufacturing standards, inspections, inventory, advertising and marketing, product packaging and labeling, records and reporting, and more.

Any non-compliance citations or notices of violation which may have a material impact on the Company’s licensing, business activities, or operations are required by Staff Notice 51-352 to be promptly disclosed by the Company.

Cannabis Production Requirements

A producer license permits the holder to cultivate cannabis, including planting, growing, and harvesting cannabis. A licensee must submit to the CCD a premises diagram that shows the location of all entrances, exits, rooms, cultivation areas, light locations, and security camera locations, among other things. A producer must develop and implement policies and procedures that include, at a minimum, cannabis testing criteria and procedures consistent with the CRA, employee training materials, training requirements, recordkeeping protocols, transportation, testing protocols, employee policies, and procedures.

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

Manufacturing Requirements

There are four classes of manufacturing licenses in New Mexico:

1.Class I: A licensee that only packages or repackages cannabis products or labels or relabels the cannabis product container.
2.Class II: A licensee that conducts Class I activities and manufactures edible products or topical products using infusion processes, or other types of cannabis products other than extracts or concentrates and does not conduct extractions.
3.Class III: A licensee that conducts Class I and Class II activities and extracts using mechanical methods or non-volatile solvents.
4.Class IV: A licensee that conducts Class I, Class II and Class III activities and extracts using volatile solvents or supercritical CO2.

A manufacturing license permits the holder to manufacture cannabis in accordance with the Class of a license held. A licensee must submit to the CCD a premises diagram that shows the location of all entrances, exits, rooms, cultivation areas, light locations, and security camera locations, among other things. A manufacturer must develop and implement policies and procedures that include, at a minimum cannabis testing criteria and procedures consistent with the CRA, employee training materials, training requirements, recordkeeping protocols, transportation, testing protocols, employee policies and procedures, and training documentation. The CCD sets forth requirements regarding purity and materials used and requires all extractions to be performed in a closed loop system.

Retail Requirements

Adult-use retail licenses permit the sale of cannabis and cannabis products to any individual age 21 years of age or older or to any individual 18 years of age or older if such person possesses a valid qualified patient, primary caregiver, or reciprocal participant registry card. As with all state-legal cannabis programs, only cannabis grown in New Mexico can be sold in New Mexico.

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

Courier Requirements

A licensee may deliver cannabis products directly to a qualified patient who is at least 18 years of age, a primary caregiver or a reciprocal participant, or to a consumer who is at least 21 years of age. Payment for cannabis and cannabis products cannot be requested or received by a cannabis courier. Licensees may only deliver cannabis products to the person who is identified by the retail cannabis licensee as an intended, authorized recipient.

Licensees must obtain cannabis from a licensed retailer and the courier must be employed by the retailer or have established a delivery agreement. Licensees must comply with any local laws restricting the time of deliveries and restricting location of the delivery to a residential address.

Reporting Requirements

New Mexico uses BioTrackTHC (“BioTrack”) as the state’s track-and-trace system used to track commercial cannabis activity and movement across the distribution chain for all state-issued annual licensees. The system allows for other third-party system integration via application programming interface. Only licensees have access to BioTrack.

Storage, Transportation and Security Requirements

To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, the CCD requires licensed businesses to do the following:

●	maintain a video surveillance system that records continuously 24 hours a day;
●	maintain a fully operational security alarm system;
●	ensure that the facility’s outdoor premises have sufficient lighting;
●	not dispense from its premises outside of permissible hours of operation;
●	store all cannabis and cannabis products in a secured, locked room or a vault;
●	report to local law enforcement within 24 hours after being notified or becoming aware of the theft, diversion, or loss of cannabis; and

●	ensure the safe transport of cannabis and cannabis products between licensed facilities and maintain a delivery manifest in any vehicle transporting cannabis and cannabis products.

In addition to CCD storage and security requirements, local jurisdictions may have additional storage and security requirements. Such requirements, to the extent they exist, may vary from one locality to another.

Site Visits and Inspections

The CCD and its authorized representatives have broad authority, with or without notice, to inspect licensed cannabis operations, including premises, facilities, equipment, books, and records (which may be copied, and such copies retained), and cannabis products. In addition, a licensed producer must submit annual reports to the CCD on inventory, sales, revenue, and other matters. Failure to grant representatives from CCD full and immediate access to facilities, property, and premises, or to cooperate with inspections and investigations, may result in disciplinary action and referral to law enforcement. Any non-compliance citations or notices of violation which may have a material impact on the Company’s licensing, business activities, or operations are required by Staff Notice 51-352 to be promptly disclosed by the Company.

Employees and Human Capital

As of March 1, 2024, the Company employed 729 full time and 111 part time employees across all reporting segments, and the Company expects its labor demand to increase as it continues to expand operations in Colorado and New Mexico and into potential new markets in the future. The Company also employs several specialty contractors to provide support for various roles in retail sales, wholesale, cultivation, and distribution operations and general corporate roles. The Company occasionally engages temporary staffing agencies to fill labor demand during peak times in the Company’s cultivation and harvest cycle. Full time employees are distributed among several departments, including retail, cultivation, manufacturing, integration and operations, construction and project management, supply chain and distribution, facilities and security, information technology, sales and marketing, human resources, finance, mergers, acquisitions, and real estate, regulatory licensing and compliance, and legal.

The Company offers company-sponsored benefits packages to all eligible full-time employees, which includes participation in a 401(k) retirement savings plan (for which full-time and part-time employees are both eligible), medical, vision, and dental plans, disability insurance, employee assistance programs, life insurance, and other voluntary benefits such as accident insurance, hospital indemnity, critical illness coverage, and pet insurance. None of the Company’s employees are represented by a labor union or a collective bargaining agreement. Management currently evaluates employee performance based on financial metrics such as EBITDA, revenue, and free cash flow, along with specific individual performance goals for certain roles, to assess and reward employee performance.

The Company is committed to attracting, developing, and retaining qualified, hard-working individuals to contribute to a diverse and successful culture. During 2023, the Company expanded its team dedicated to human capital needs for more direct engagement with its employees and the labor needs of the organization. The Company engages with its employees to evaluate overall satisfaction and culture through anonymous surveys and interviews, the results of which are aggregated and compiled into action plans designed to address pressure points in its workforce. The Company has invested in developing people as leaders across the organization (at all levels) with a leadership program that started in November 2023. The Company anticipates implementing additional policies in future periods to further its efforts to attract and retain qualified talent across the organization.

Environmental, Social, and Governance

The Company strives to be an exemplary steward for the cannabis industry in the markets in which it operates, and the Company is committed to its contribution to a more equitable and sustainable industry.

The cannabis industry experiences a higher degree of organic diversity than is often common in other industries, and the Company seeks to capitalize on this unique characteristic to build a more diverse workforce to foster new ideas and innovation within the cannabis community. The Company seeks to hire diverse talent at every level in the organization, including management. The Company implemented a diversity, equity, and inclusion strategy in 2023 that seeks to attract and support a diverse workforce. Several of the Company’s Denver-based dispensaries were awarded a diversity and inclusion badge for meeting certain goals as part of its social impact plan.

The Company believes that strong governance and processes are key to maximizing operational synergies and success while managing and minimizing risk. Management incorporates automation and organizational checks and balances in its corporate processes to manage human resources, and it maintains good communication with the Company’s board of directors. Management meets regularly with a subset of directors of the Company to discuss acquisition activity, strategy, financing, and other relevant matters affecting the Company. The Company appointed Jonathan Berger as Lead Independent Director of the Company’s board of directors to strengthen its governance position.

The cannabis industry is dependent on certain resources such as water and electricity to succeed. The Company strives to achieve efficient and sustainable practices so as to conserve these resources. The cost of these resources, and the cost of compliance with expanding environmental regulations, could increase in the future.

The Company has an insider trading policy that governs the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees, as well as their immediate family members and entities owned or controlled by them, and that is designed to promote compliance with insider trading laws, rules and regulations.

COVID-19 and Future Pandemics

In March 2020, the World Health Organization categorized coronavirus disease 2019 (together with its variants “COVID-19”) as a pandemic. In response to the COVID-19 pandemic, the Company implemented safety protocols and procedures to protect our employees, our subcontractors, and our customers. These protocols include complying with social distancing and other health and safety standards as mandated by state and local government agencies, taking into consideration guidance from the Centers for Disease Control and Prevention and other public authorities. In the future, a resurgence of the COVID-19 pandemic or an unrelated pandemic illness may present similar or unique operational challenges faced by the Company during the COVID-19 pandemic, including but not limited to labor shortages, supply chain disruption, travel and work restrictions, and recessionary macroeconomic conditions impacting consumer behavior.

The Company’s financial results of operations were not materially impacted by the COVID-19 pandemic for the year-ended December 31, 2023. However, the continued impact of the COVID-19 pandemic and any future pandemics may impact the Company’s business operations in future periods.

Competition

As discussed above, our business has recently expanded. The Company continues to expand its operations in the Colorado and New Mexico markets. With expansion in existing and new markets and operational developments, our competition has also increased. As a multi-state operator (“MSO”) with vertically integrated operations, we compete with a variety of other operators for market share, including other regional MSOs, single store operators, consumer packaged goods companies, cultivators, illicit market participants, and potentially pharmaceutical companies in the future.

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

As of December 31, 2023, there were 686 recreational cannabis licenses issued in Colorado, up from 670 recreational cannabis licenses issued as of December 31, 2022, approximately 16 recreational cannabis licenses were issued in 2023. The 686 recreational cannabis licenses do not account for licenses surrendered or terminated throughout the year. Our most direct competitors within Colorado include Native Roots, Green Dragon, LivWell, The Cannabist Company, Craft Concentrates, Mammoth Manufacturing, Colorado Cannabis Company, and Spherex Inc.

In New Mexico, there were 452 cannabis licenses as of December 31, 2022, which increased to 677 cannabis licenses as of December 31, 2023. Our most direct competitors within New Mexico include Pecos Valley, Oasis, Dark Matter, PurLife, Assurance, and Bloom.

Outside of Colorado and New Mexico, we also view other vertically integrated MSOs as potential competitors due to our growth and future plans; these competitors include Green Thumb Industries, Inc., iAnthus Capital Holdings, Inc., Acreage Holdings, Inc., and Curaleaf Holdings, Inc. Like us, these companies can realize centralized synergies to produce higher margins.

Additionally, we compete with the illicit markets. The New Mexico market presents more competition from illicit participants as compared to the Colorado market due to the infancy of the cannabis industry in that state as well as fewer caps and restrictions on new license issuances. During the 2023 legislative session, the Company, in collaboration with other industry participants, successfully engaged with members of the New Mexico legislature to increase funding for enforcement and crack down on the illicit market. As the regulatory environment continues to develop in Colorado, New Mexico, and nationwide, management believes there will be a meaningful reduction of the illicit market.

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

As of March 1, 2024, at least 44 states and the District of Columbia, the Commonwealth of the Northern Mariana Islands, Puerto Rico, the U.S. Virgin Islands, and Guam have legalized marijuana for medical use. Twenty-four of those states and the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam have legalized the adult-use of cannabis.

Sales in the Colorado market decreased in 2023 for the second consecutive year. The Colorado market dropped 14% from $1.77 billion in gross sales during 2022 to $1.53 billion in gross sales during 2023. The New Mexico market showed strong growth in 2023 following legalization of adult-use cannabis sales starting on April 1, 2022. According to BDSA, the leading provider of market intelligence for the cannabis industry, the New Mexico market generated approximately $610 million in sales in 2023, up from approximately $461 million in sales during 2022 or approximately 32%.

Available Information

Our principal executive offices are located at 865 N. Albion St., Suite 300, Denver, CO 80220, and the Company’s telephone number is 303-371-0387. Our website address is www.schwazze.com. Information found on our website, or any other website referenced in this Report is not incorporated into this Report and does not constitute a part of this Report. Website addresses referenced in this Report are intended to be inactive textual references only and not active hyperlinks to the referenced websites. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Recent Developments

On February 23, 2024, the Company announced that Forrest Hoffmaster, the Company’s Chief Financial Officer, had been appointed to the additional role of interim Chief Executive Officer (“CEO”). This followed Nirup Krishnamurthy's resignation as CEO and as a member of the Board of Directors.

ITEM 1A.RISK FACTORS.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties of which you should be aware before making a decision to invest. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary; and other risks we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making a decision to invest. These risks include, among others, the following:

●	We have incurred both losses and profits in prior periods and there is no assurance we can generate profits in the future; future losses could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.
●	We have a relatively short operating history, limited capitalization and limited funds available for operations, and we will require additional financing to successfully implement our business strategy. If we are unable to service or repay our indebtedness when due, the applicable lender may execute on the collateral.
●	Our officers or directors may have conflicts of interest and some of our current officers have other interests outside of our business.
●	We may be unable to attract or retain skilled labor and personnel with experience in the cannabis sector, obtain adequate equipment, parts, and components, and we may be unable to attract, develop, and retain additional employees required for our operations and future developments.
●	We plan to expand our business and operations into jurisdictions outside of the current jurisdictions where we currently conduct business and doing so will expose us to new risks.
●	We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations. Resources spent researching acquisitions that are not consummated could materially adversely affect subsequent attempts to locate and acquire other businesses.
●	Our sales are difficult to forecast, and changes in consumer spending may harm our business.
●	We are subject to risks from product liability claims.
●	Our business is dependent on regulatory licensing.
●	Our insurance coverage may be inadequate to cover all significant risk exposure.
●	Epidemics, pandemics, including the COVID-19 pandemic, and other health crises could adversely affect our business, financial condition, and results of operations.
●	Failure to execute our strategies and external market conditions could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.

●	We are required to comply concurrently with various federal, state, and local laws, many of which are unsettled and still developing, in each jurisdiction where we operate. Cannabis remains illegal under federal law, and our business is dependent on state laws pertaining to the cannabis industry.
●	Competition in our industry is intense, and competition from synthetic production, technological advances, and the illicit cannabis market could impact our ability to succeed.
●	Access to banking and other financial services is limited in the cannabis industry, and we are not always able to obtain quality services, favorable market rates, or financially advantageous opportunities as compared to businesses in other industries.
●	Our success is dependent on consumer acceptance of cannabis products generally, and specifically of our products. We, or the cannabis industry more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception.
●	We are subject to risks related to unsafe concentration of heavy metals and other contaminants in our cannabis and nutrient products and associated inconsistent treatment under state law.
●	We are subject to risks inherent in an agricultural business, such as reliance on certain resources and utilities and the risk of crop failure.
●	If we are unable to source raw materials in sufficient quantities, on a timely basis, and at acceptable costs, our ability to manufacture and sell our products may be harmed.
●	The scientific community has not yet extensively studied the long-term health effects of the use of vaporizer products, and there is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts and our operations.
●	The cannabis industry and market, which are relatively new in the United States, could face strong opposition from other industries, may not continue to exist or develop as anticipated, or we may ultimately be unable to succeed in the cannabis industry and market.
●	We are unable to deduct all of our business expenses.
●	Businesses involved in the cannabis industry are subject to a variety of laws and regulations related to money laundering, financial recordkeeping, and proceeds of crimes. We could be subject to criminal prosecution or civil liabilities under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and there is a risk of civil asset forfeiture of our assets.
●	We may be unable to seek the protection of the bankruptcy courts.
●	We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing securities that would dilute the ownership of our existing stockholders. Our Preferred Stock ranks senior to our Common Stock but junior to all of our existing and future liabilities in the event of a liquidation, winding up, or dissolution of our business.
●	The market price for our Common Stock will be particularly volatile given our status as a relatively unknown company with a limited operating history and lack of profits, which could lead to wide fluctuations in our share price, and there is no assurance that there will continue to be an active trading market for our Common Stock. Our stockholders may be unable to sell their Common Stock at or above their purchase price, which may result in substantial losses to such stockholders.
●	The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.
●	Because we hold a license to operate a cannabis business in Colorado and New Mexico, our stockholders may be required to make filings with the MED or the CCD and we may be forced to redeem shares of our capital stock held by stockholders who are deemed “unsuitable” to be owners of our Company.
●	Our Preferred Stock, our right to issue additional preferred stock, our classified Board of Directors, the provisions of our Articles of Incorporation and Bylaws, and the concentration of board appointment rights with a few insiders may delay or prevent a take-over that may not be in the best interests of our stockholders.

●	Our management and principal stockholders could significantly influence or control matters requiring a stockholder vote, and other stockholders may not have the ability to influence corporate transactions.
●	We are classified as a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock and other securities less attractive to investors.
●	We have not paid dividends on our Common Stock in the past and do not expect to pay dividends on our Common Stock in the foreseeable future. Any return on investment may be limited to potential future appreciation in the value of our Common Stock.
●	We may be subject to risks related to our information technology systems, including the risk that we may be the subject of a cyber-attack and the risk that we may be in non-compliance with applicable privacy laws.
●	We may not be able to enforce our intellectual property as a result of our participation in the cannabis industry and its illegality under federal law.

There are a number of risk factors affecting the Company, its business and holders of Common Stock or Preferred Stock. The risks and uncertainties described herein are not the only ones the Company faces. Additional risks and uncertainties, including those that the Company does not know about now or that it currently deems immaterial, may also adversely affect the Company’s business. If any of the following risks actually occur, the Company’s business may be harmed, and its financial condition and results of operations may suffer significantly. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Industry

Cannabis remains illegal under federal law.

Despite the successful development of a cannabis industry legal under state laws in most states, state laws legalizing medicinal and recreational adult cannabis use are in conflict with the CSA, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal under federal law. The U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws legalizing its use.

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

Under federal law, and more specifically the CSA, the possession, use, cultivation and transfer of cannabis is illegal. It is also federally illegal to advertise the sale of cannabis, or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. Our business involves the cultivation, production and sale of cannabis and cannabis products, and, therefore, violates federal law. Further, we provide services to customers that are engaged in the business of possession, use, cultivation and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited to, a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aides, abets, counsels, commands, induces, or procures its commission, is punishable as a principal”.

If the federal government were to change its enforcement practices, or were to expend its resources enforcing existing federal laws on those involved in the cannabis industry, such action could have a material adverse effect on our business and operations, our customers, and the sales of our products up to and including a complete cessation of our business, and our investors could lose their entire investment.

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

Various federal, state and local laws, regulations and guidelines govern our business in the jurisdictions in which we operate or propose to operate, including laws and regulations relating to health and safety, conduct of operations, and the production, management, transportation, storage, and disposal of our products and of certain material used in our operations. Compliance with each of these laws, regulations and guidelines requires concurrent compliance with other complex federal, state and local laws, regulations and guidelines. These laws, regulations and guidelines change frequently and may be difficult to interpret and apply. Compliance with these laws, regulations and guidelines requires the investment of significant financial and managerial resources, and a determination that we are not in compliance with these laws, regulations and guidelines could harm our reputation and brand image, and have a material adverse effect on our prospects, business, financial condition, and results of operations. Moreover, it is impossible for us to predict the cost or effect of such laws, regulations, or guidelines upon our future operations. Changes to these laws, regulations and guidelines could negatively affect our competitive position within our industry and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation or issue guidelines that adversely impacts our business.

Our business is subject to a variety of U.S. laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business.

We are subject to a variety of state and federal laws in the United States. In the United States, despite having been legalized for medical use in many states, and for adult recreational use in a number of states, cannabis meet the definition of “marijuana”  and continues to be categorized as a Schedule I controlled substance under the CSA. Following the passage of HB19-1090 in Colorado, we elected to move into plant-touching operations in addition to non-plant-touching operations by acquiring several plant-touching businesses in Colorado and New Mexico. As a public company involved in direct plant-touching activities, we may face additional scrutiny from the U.S. federal government or other regulatory agencies.

Such scrutiny, and any investigation of our operations related to plant-touching activities, could have a material adverse impact on our prospects, business, financial condition, and results of operations.

Competition in our industry is intense.

The cannabis industry is highly fragmented, and we have many competitors, including many who offer similar products and services. There can be no guarantees that other companies will not enter the market and develop products and services that will be in direct competition with us in the future. We anticipate continued competition from current participants as well as entry of other companies in the cannabis market, and we may not be able to establish or maintain a competitive advantage. Some of these companies may have longer operating histories, greater name recognition, larger customer bases, preferable product offerings, and/or significantly greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to market opportunities. It may also allow them to devote greater resources to the marketing, promotion and sale of their products and services. These competitors may also adopt more aggressive pricing policies and make more attractive offers to existing and potential customers, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and potential loss of market share.

Competition from the illicit cannabis market could impact our ability to succeed.

We face competition from illegal market operators that are unlicensed and unregulated including illegal dispensaries and illicit market suppliers selling cannabis and cannabis-based products. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, and the results of operations, as well as the perception of cannabis use. Furthermore, given the restrictions on regulated cannabis retail, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience.

We are subject to risks related to unsafe concentration of heavy metals and other contaminants in our cannabis and nutrient products and associated inconsistent treatment under state law.

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

The cannabis industry and market are relatively new in the United States, and this industry and market may not continue to exist or develop as anticipated, or we may ultimately be unable to succeed in this industry and market.

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

We are subject to a variety of laws and regulations that involve money laundering, financial record-keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”) as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the USA Patriot Act), and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. Since the cultivation, manufacture, distribution and sale of cannabis remains illegal under the CSA, banks and other financial institutions providing services to cannabis-related businesses risk violation of federal anti-money laundering statutes and the Bank Secrecy Act, among other applicable federal statutes. Accordingly, pursuant to the Bank Secrecy Act, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be criminally prosecuted for willful violations of money laundering statutes, in addition to being subject to other criminal, civil, and regulatory enforcement actions.

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

Although the FinCEN Memorandum remains in effect, it is unclear whether the current administration will continue to follow its guidelines. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, which occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

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

On March 18, 2021, the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”) was reintroduced in the House of Representatives. On March 23, 2021, the bill was reintroduced in the Senate as well. The House previously passed the SAFE Banking Act in September 2019, but the measure stalled in the Senate. Most recently, the U.S. Senate introduced the SAFE Banking Act in 2023 and for the first time the bill passed out of the Senate Banking Committee under the name the SAFER Banking Act. The bill must still pass the full Senate and House of Representatives, of which there can be no guarantee. The SAFER Banking Act (or similar bill) would allow financial institutions to provide their services to state-legal cannabis clients and ancillary businesses serving state-legal cannabis businesses without fear of federal sanctions. There is no guarantee the SAFER Banking Act will become law in its current form or at all.

Access to banking and other financial services is limited in the cannabis industry, and we are not always able to obtain quality services, favorable market rates, or financially advantageous opportunities as compared to businesses in other industries.

Given the current regulatory framework regarding cannabis at the federal level in the United States, traditional bank financing is typically not available to cannabis companies. Specifically, since financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under anti-money laundering statutes, unlicensed money transmitter statutes, and the Bank Secrecy Act, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Banks that do accept deposits from cannabis-related businesses in the United States must do so in compliance with the FinCEN Memorandum, which typically increases the cost to the cannabis business due to increased due diligence requirements and regulatory complexity. We have banking relationships in the states where we operate; however, we have limited access to traditional bank financing. We have utilized private financing through use of private offerings to raise capital in the past, but securing private financing in the cannabis industry can be difficult due to the federal illegality of marijuana and often includes substantial costs and fees.

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

If we do not manage these risks successfully, our business and financial performance will be adversely affected. Our long-term results of operations are difficult to predict and depend on the commercial success of our products and services, the continued growth of the cannabis industry generally (including public acceptance of cannabis-related products) and the regulatory environment in which the cannabis industry operates. If the legalized cannabis marketplace does not continue to grow because the public does not increasingly accept cannabis-related products, or if government regulators adopt laws, rules or regulations that terminate or diminish the ability for commercial businesses to develop, market and sell cannabis-related products, our business and financial performance would be materially adversely affected. Additionally, even if the cannabis marketplace continues to grow rapidly and government regulation allows for the free-market development of this industry, there can be no assurance that our products and services will be preferable to or competitive with those offered by our competitors. The legalized cannabis industry may not continue to grow, and the regulatory environment may not remain favorable to participants in the industry. More generally, our products and services may not experience growing market acceptance, which would adversely impact our ability to grow revenue.

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

Expansion of our business will require investment of capital. Our capital requirements will depend upon numerous factors, including the size and success of our marketing and sales network, the quality of and demand for our products and services, and the terms of our external financing arrangements. If funds generated from our operations are insufficient to allow us to grow in accordance with our strategic plans, we will need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be obtained on terms favorable to us. If we are unable to obtain adequate financing, we may have to reduce or eliminate expenditures and curtail or delay our growth strategy, including the expansion of our sales and marketing capabilities and future acquisitions, which likely would have a material adverse effect on our prospects, business, financial condition and results of operations.

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

Some of our executive officers or directors are employed on a full-time basis by or have financial interests in other businesses. Consequently, there are potential inherent conflicts of interest when acting in their capacity as officers or directors of the Company. Many of our directors have also participated directly or indirectly in our private placements and capital raises, such as participation in the Investor Notes offering by four of our directors. Where a conflict of interest may arise, our Audit Committee and/or the full Board, with advice from outside counsel, reviews such conflict of interest. Although we believe that our related party transaction policy is currently adequate in guarding against material conflicts of interests, we cannot give any assurance that we are able to identify all material conflicts of interest or that conflicts of interest will be resolved in a manner beneficial to the Company.

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

We rely on key utility services.

Our business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to our growing operations, as well as electricity, water and other local utilities. Our cannabis growing operations consume and will continue to consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely impact our business and our ability to operate profitably in the future. Additionally, any significant interruption or negative change in the availability or economics of the supply chain for our key inputs could materially impact our business, financial condition and operating results. If we are unable to secure the required supplies and services on satisfactory terms, it could have a materially adverse impact on our business, financial condition and operating results.

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

As of December 31, 2023, we have goodwill of approximately $67.50 million and other intangible assets of approximately $166.17 million (net of accumulated amortization), which represents approximately 66% of our total assets as of that date. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

If our relationship with our employees were to deteriorate, we may be faced with unionization efforts, labor shortages, disruptions or stoppages, which could adversely affect our business and reduce our operating margins and revenue.

Our operations rely heavily on our employees, and any labor shortage, disruption or stoppage caused by poor relations with our employees could reduce our operating margins and revenue. None of our employees are subject to collective bargaining agreements. Our workforce has not been subject to union organization efforts; however, we could be subject to future unionization efforts as our operations expand. The non-union status of the Company is an important factor in our ability to compete in our markets, and if all or a portion of our workforce becomes unionized it could increase our costs and subject us to workplace rules, which could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

Fines, judgments and other consequences resulting from our failure to comply with regulations or adverse outcomes in litigation proceedings could adversely affect our business, financial condition, results of operations and prospects.

From time to time, we may be involved in lawsuits and regulatory actions, including class action lawsuits that are brought or threatened against us in the ordinary course of business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, violations of the Fair Labor Standards Act and state wage and hour laws, employment discrimination, breach of contract, property damage, product liability, punitive damages, civil penalties, and consequential damages or other losses, or injunctive or declaratory relief. Please refer to Item 3. Legal Proceedings of this Annual Report on Form 10-K for a detailed description of the pending legal actions and investigations, if any.

Any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against us. Claimants may seek large damage awards and, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings.

The ultimate resolution of these matters through settlement, mediation or court judgment could have a material adverse effect on our financial condition, results of operations and cash flows. Regardless of the outcome of any litigation, these proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. When appropriate, we may establish reserves for litigation and claims that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we may adjust such reserves from time to time according to developments. If our reserves are inadequate or insurance coverage proves to be inadequate or unavailable, our business, financial condition, results of operations and prospects may suffer.

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

Our Common Stock is quoted on the OTCQX operated by the OTC Markets Group and listed on the NEO exchange. There is no assurance that the market for our Common Stock will continue. In the absence of a public trading market, or sufficient trading volume in the public market, an investor may be unable to liquidate its investment in our Company.

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

Sales of substantial amounts of our Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock, if and when such a market develops in the future.

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

The price at which our stockholders purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. Our stockholders may be unable to sell their shares of Common Stock at or above such purchase price, which may result in substantial losses to such stockholders, and which could include the complete loss of such stockholders’ investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

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

Our results of operations may vary significantly, which could adversely affect the price of our Common Stock.

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

Further, our authorized capital consists of 250,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.001 per share. Our Board, without further vote by the stockholders, has the authority to issue shares of preferred stock and to determine the rights and preferences, price and restrictions, including but not limited to voting and dividend rights, of any such shares of preferred stock. The rights of the holders of Common Stock or Preferred Stock may be affected by the rights of holders of preferred stock that our Board may issue in the future.

In addition, we have a “classified” Board of Directors, which means that one-half of our directors are eligible for election each year. Therefore, if stockholders desire to change the composition of the Board, it may take at least two years to remove a majority of the existing directors or to change all directors. Having a classified Board of Directors may also, among other things, delay mergers, tender offers or other possible transactions that may be favored by some or a majority of stockholders and may delay or frustrate stockholder action to change the then-current Board and management.

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

Currently, management and our principal stockholders beneficially own a significant amount of our outstanding Common Stock and Preferred Stock. As a result, management and such principal stockholders have the ability to significantly influence the outcome of all matters requiring the approval of our stockholders, including the election of directors and approval of significant corporate transactions. As of March 1, 2024, our executive officers and directors controlled more than a majority of the voting power of our capital stock, based on the number of shares of Common Stock and Preferred Stock outstanding as of such date or convertible into Common Stock within 60 days of such date. Therefore, management and our principal stockholders have the ability to significantly influence the outcome of all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, such as a change of control transaction for the Company.

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

Our ability to pay dividends is restricted by the terms and provisions of our financing agreements, including but not limited to our Loan Agreement, the Indenture, and the provisions of our Articles of Incorporation related to our Preferred Stock. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends on our shares of Common Stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any contractual provisions related to the payment of dividends that we may be a party to at the time. To the extent we do not pay dividends, our shares of Common Stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, for which there can be no guarantee. In addition, investors must rely on sales of their Common Stock after price appreciation as the only way to realize a return on their investment; if the price of our Common Stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our Common Stock.

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

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology (“IT”), services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect our networks, equipment, IT systems and software against damage from several threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risk of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact our reputation and have a material adverse effect on our prospects, business, financial condition and results of operations.

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

Because the manufacture, cultivation, sale, possession and use of cannabis is illegal under federal law, cannabis-related businesses may have restricted intellectual property rights particularly with respect to obtaining trademarks and enforcing patents. If we are unable to register or maintain our trademarks, or file for or enforce patents on any of our inventions, such an inability could materially affect our ability to protect our name and proprietary technologies. In addition, cannabis businesses may face court action by third parties under RICO. Our intellectual property rights could be impaired as a result of our cannabis-related business, and we could be named as a defendant in an action asserting a RICO violation.

There can be no assurance that third parties will not assert claims of infringement against us.

Others may claim rights to the same technology or trade secrets we currently utilize or may utilize in the future.

From time to time, we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, patents and other intellectual property rights of third parties by us. Any such claims, or any resultant litigation, should it occur, could subject us to significant liability for damages and could result in the invalidation of our contractual proprietary rights. In addition, even if we were to win any such litigation, such litigation could be time-consuming and expensive to defend and could result in the diversion of time and attention, any of which could have a material adverse effect on our prospects, business, financial condition and results of operations. Any claims or litigation may also result in limitations on our ability to use such trademarks, patents, and other intellectual property unless we enter into an arrangement with such third parties, which may be unavailable on commercially reasonable terms.

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

We may not be able to hire or retain qualified staff. If qualified and skilled staff are not attracted and retained, the growth of our business may be limited. The ability to provide high quality service will depend on attracting and retaining qualified staff, as well as professionals with experience relevant to our market, including marketing, technology, and general experience in the cannabis industry. There will be competition for personnel with these skill sets. Some technical job categories may experience severe shortages in the U.S. due to general economic conditions, the COVID-19 pandemic, lack of experience, and other similar constraints on the U.S. labor market.

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

Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud. Although we will undertake several procedures and will implement a number of safeguards, in each case, in order to help ensure the reliability of our financial reports, including those imposed under U.S. securities law, we cannot be certain that such measures will ensure that we will always be able to maintain adequate internal controls over financial processes and disclosure. Failure to implement the required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our consolidated financial statements and materially adversely affect the value or trading price of our securities, which could in turn impact our prospects, business, financial condition and results of operations.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

Our consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. Any potential litigation related to the estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.

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

The global outbreak of the novel strain of the coronavirus known as COVID-19 resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, caused material disruption to businesses globally, resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The impact of the COVID-19 outbreak is ongoing, and it is not possible to reliably estimate the length and severity of these impacts on our financial results and condition. Thus far, the COVID-19 pandemic has not had a material adverse effect on our business, financial condition and results of operations.

The risk of a pandemic, such as the COVID-19 pandemic, or public perception of such a risk, could cause customers to avoid public places, including our retail dispensaries, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our products. These risks could also adversely affect our customers’ financial condition, resulting in reduced spending for the products we sell. Moreover, any epidemic, pandemic, outbreak or other public health crisis, including COVID-19, could cause our employees to avoid public spaces, which could adversely affect our ability to adequately staff and manage our businesses. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations if employees who cannot work remotely are not able to report to work. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our stores or other facilities. Although our dispensaries were considered essential services through the COVID-19 pandemic and therefore were allowed to remain operational, there can be no guarantee that our adult-use operations will continue to be allowed to remain open during a pandemic or other health crisis or that our retail dispensary operations would be deemed essential.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

Being a public company, rules and regulations may make it more expensive for us to obtain director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers. Also, our business and financial condition are visible to the public, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected. Even if potential future claims do not result in litigation or are resolved in our favor, the time and resources necessary to resolve such claims could divert the attention and resources of management and adversely affect our business and operating results.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company is committed to ensuring that it has processes in place to detect, mitigate, and respond to cybersecurity risks. We approach cybersecurity by implementing best practices based on known frameworks. These frameworks include highly developed security checklists that serve as a guide to addressing critical cybersecurity needs. We augment our internal controls to include industry-standard security measures that protect against unauthorized access to our systems and proprietary information. These controls consider cybersecurity risks like potential breaches, technological disruptions, regulatory non-compliance, data theft, and third-party cybersecurity threats.

The Company reviews cybersecurity risks within their risk management function, which is led by our senior leadership team, including the Chief Legal Officer, Chief Financial Officer, and Vice President of Information Technology.

Cybersecurity Governance

Our Board, as part of our risk management function, receives periodic updates on internal controls around information technology and evaluates incidents at least once a year. Our information technology team is led by our Vice President of Information Technology who has extensive experience working with information security systems. Management is responsible for developing and maintaining cybersecurity policies and standards, monitoring ongoing compliance, and ensuring our information security is aligned with our business objectives and strategies.

The Company has entered into agreements with third parties for hardware, software, telecommunications, and other information technology services in connection with our operations and is exploring other third-party vendors to support our cybersecurity needs.

Cybersecurity Risk

As of December 31, 2023, the Company is not aware of any material cybersecurity incidents that impacted the Company. However, we routinely face risks of potential incidents, whether through cyberattacks or cyber intrusions over the internet, ransomware, and other forms of malware, computer viruses, attachments to emails, phishing attempts, extortion, or other scams. Notwithstanding our risk management efforts related to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material or other adverse effect on us. See Item 1A. “Risk Factors” for a discussion of our information technology and cybersecurity risks.

ITEM 2.PROPERTIES.

The following tables set forth the Company’s owned and leased physical properties as of March 1, 2024, which include the corporate principal office, location of operating dispensaries, dispensaries under construction and actively being planned, and locations for operating cultivation and processing facilities. In some cases, dispensary sites under construction or being planned are intended to be relocation sites. The cultivation and processing facilities in operation comprise of over 1.58 million square feet.

PROPERTY TYPE	LOCATION	LEASED/OWNED
COLORADO
The Big Tomato	Aurora	Leased
Star Buds Arapahoe Dispensary	Aurora	Leased
Star Buds Aurora Dispensary	Aurora	Leased
Emerald Fields Havana Dispensary	Aurora	Leased
Star Buds Boulder Dispensary	Boulder	Leased
Emerald Fields Boulder Dispensary	Boulder	Leased
Standing Akimbo Colorado Springs Dispensary	Colorado Springs	Leased
Star Buds Commerce City Dispensary	Commerce City	Leased
Brow Cultivation	Denver	Leased
Urban Cultivation	Denver	Leased
Colorado Storage Facility	Denver	Leased
Star Buds DU Dispensary	Denver	Leased
Star Buds Brighton Dispensary	Denver	Leased
Star Buds Lakeside Dispensary	Denver	Leased
Emerald Fields Highlands Dispensary	Denver	Leased
Emerald Fields Wash Park Dispensary	Denver	Leased
Standing Akimbo Denver Dispensary	Denver	Leased
Corporate Principal Office	Denver	Leased
Star Buds Pecos Dispensary	Denver,	Leased
Star Buds Federal Heights Dispensary	Federal Heights	Leased
Star Buds Fort Collins Dispensary	Fort Collins	Leased
Star Buds Garden City Dispensary	Garden City	Leased
Star Buds Glendale Dispensary	Glendale	Leased
Emerald Fields Glendale Dispensary	Glendale	Leased
Star Buds Lakewood Dispensary	Lakewood	Leased
Star Buds Las Animas Dispensary	Las Animas	Leased
Star Buds Niwot Dispensary	Longmont	Leased
Star Buds Longmont Dispensary	Longmont	Leased
Star Buds Louisville Dispensary	Louisville	Leased
Emerald Fields Parking Lot	Manitou Springs	Leased
Emerald Fields Manitou Dispensary	Manitou Springs	Owned
Star Buds Ordway Dispensary	Ordway	Leased
Colorado Manufacturing	Pueblo	Leased
Star Buds Pueblo Dispensary	Pueblo	Leased

Star Buds Pueblo West Dispensary	Pueblo	Leased
Star Buds Pueblo East Dispensary	Pueblo	Leased
Star Buds Rocky Ford Dispensary	Rocky Ford	Leased
SCG Cultivation	Rye	Owned

NEW MEXICO
R. Greenleaf Alamogordo Dispensary	Alamogordo	Leased
New Mexico Corporate Headquarters	Albuquerque	Leased
New Mexico Storage Facility	Albuquerque	Leased
New Mexico Manufacturing	Albuquerque	Leased
Edith Cultivation	Albuquerque	Leased
501 Conchas Cultivation	Albuquerque	Leased
R. Greenleaf Midtown Dispensary	Albuquerque	Leased
R. Greenleaf Westside Dispensary	Albuquerque	Leased
R. Greenleaf Cottonwood Dispensary	Albuquerque	Leased
R. Greenleaf Nob Hill Dispensary	Albuquerque	Leased
Nob Hill Parking Lot	Albuquerque	Leased
R. Greenleaf NE Heights Dispensary	Albuquerque	Leased
R. Greenleaf UNM Dispensary	Albuquerque	Leased
R. Greenleaf Paseo Del Norte Dispensary	Albuquerque	Leased
4th Street Farm Cultivation	Albuquerque	Leased
Coronado Manufacturing	Albuquerque	Leased
Everest Far NE Heights Dispensary	Albuquerque	Leased
Everest Montano Plaza Dispensary	Albuquerque	Leased
Everest North Valley Dispensary	Albuquerque	Leased
Everest Paradise Hills Dispensary	Albuquerque	Leased
Everest Uptown Dispensary	Albuquerque	Leased
Everest West Central Dispensary	Albuquerque	Leased
Everest Montgomery Dispensary	Albuquerque	Leased
Everest Belen Dispensary	Belen	Leased
R. Greenleaf Bernalillo Dispensary	Bernalillo	Leased
R. Greenleaf Carlsbad Dispensary	Carlsbad	Leased
R. Greenleaf Clovis Dispensary	Clovis	Leased
R. Greenleaf Farmington Dispensary	Farmington	Leased
R. Greenleaf Grants Dispensary	Grants	Leased
R. Greenleaf Hobbs Dispensary	Hobbs	Leased
R. Greenleaf Las Cruces South Dispensary	Las Cruces	Leased
R. Greenleaf Las Cruces North Dispensary	Las Cruces	Leased
Everest Las Cruces East Dispensary	Las Cruces	Leased
Everest Las Cruces South Valley Dispensary	Las Cruces	Leased
Everest Las Cruces North Dispensary	Las Cruces	Leased
R. Greenleaf Las Vegas Dispensary	Las Vegas	Leased
R. Greenleaf Los Lunas Dispensary	Los Lunas	Leased

Everest Los Lunas Dispensary	Los Lunas	Leased
R. Greenleaf Roswell Dispensary	Roswell	Leased
R. Greenleaf Ruidoso Dispensary	Ruidoso	Leased
R. Greenleaf Santa Fe Dispensary	Santa Fe	Leased
Everest Santa Fe Dispensary	Santa Fe	Leased
R. Greenleaf Sunland Park Dispensary	Sunland Park	Leased
Everest Sunland Park Dispensary	Sunland Park	Leased
Everest Texico Dispensary	Texico	Leased

The Company believes that its current leases will be sufficient for its existing needs to maintain current operations for the next 12 months. However, management anticipates entering into additional leases as the Company continues to execute its growth strategy.

Properties Subject to an Encumbrance. The real property owned by SCG Holdings, LLC, a wholly-owned subsidiary, located in Rye, Colorado, is subject to liens pursuant to the Loan Agreement. The real property owned by Emerald Fields Merger Sub, LLC, a wholly-owned subsidiary, located in Manitou, Colorado, is subject to a first priority security interest in favor of the Indenture Collateral Agent for the benefit of the Note Investors pursuant to the Indenture.

ITEM 3. LEGAL PROCEEDINGS.

The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company settled certain matters during the fourth quarter of 2023 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in the reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Justin Fowler v. Medicine Man Technologies, Inc. d/b/a Schwazze et al.

In August 2023, a Collective and Class Action lawsuit was filed against the Company, Schwazze New Mexico and R. Greenleaf, alleging violations of the Fair Labor Standards Act (“FLSA”) and the New Mexico Minimum Wage Act (“NMMWA”). Mediation occurred on February 1, 2024, as a result of which the parties reached a preliminary settlement which must still be approved by the Court.

ITEM 4.MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

We have one class of publicly-traded stock, which is our Common Stock. Quotation of our Common Stock commenced on the OTCQB under the ticker symbol “MDCL” on or about January 25, 2016. On or about October 5, 2018, our Common Stock commenced quotation on the OTCQX under the same ticker symbol. On April 20, 2020, the Company rebranded and since then conducts its business under the trade name Schwazze. The corporate name of the Company continues to be Medicine Man Technologies, Inc. Effective April 21, 2020, the Company commenced trading under the OTC ticker symbol “SHWZ.” Our Common Stock is also listed for trading on the NEO exchange, a tier one Canadian stock exchange based in Toronto, Ontario, under the ticker symbol “SHWZ.”

As of March 1, 2024, the closing bid price of our Common Stock on the OTCQX Best Market was $1.14. Any over-the-counter market quotations for our Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Trading volume in our Common Stock varies from day to day. We believe we will continue to experience expansion over time as our revenues and profitability grow to sustainable levels. As a result, the trading price of our Common Stock is subject to significant fluctuations in both volume and pricing.

HOLDERS

As of March 1, 2024, we had 122 holders of record of our Common Stock. The number of beneficial owners is substantially greater than the number of record holders because a portion of our common shares is held of record through brokerage firms in “street name.”

STOCK TRANSFER AGENT

The stock transfer agent for our Common Stock in the United States is Globex Transfer, LLC, 780 Deltona Boulevard, Suite 202, Deltona, Florida 32725, telephone number, including area code: (813) 344-4490.

The stock transfer agent for our Common Stock in Canada is Odyssey Transfer US Inc., 2155 Woodlane Drive, Suite 100, Woodbury, Minnesota 55125, telephone number, including area code: (973) 528-7005.

DIVIDENDS

The Company has not declared or paid any cash dividends on its Common Stock, and the Company does not anticipate doing so in the foreseeable future. The Company’s ability to pay dividends is restricted by the terms and provisions of its financing agreements, including but not limited to its Loan Agreement, the Indenture, and the provisions of the Articles of Incorporation related to the Preferred Stock. The Company currently intends to retain future earnings, if any, to operate its business and support its growth strategies. Any future determination to pay dividends on the Common Stock will be at the discretion of the Company’s Board and will depend on the Company’s financial condition, results of operations, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that the Company’s Board deems relevant. Dividends on the Preferred Stock are payable in kind in the form of an annual increase of the Preference Amount (as defined in the Articles of Incorporation), not cash.

REPORTS

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, including financial statements audited by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov, as well as on our website, http://ir.schwazze.com.

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

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Denver, Colorado, Medicine Man Technologies, Inc., is a vertically integrated cannabis company with experienced retail leadership and operations in Colorado and New Mexico. The Company is focused on building a premier, vertically-integrated cannabis company by taking its retail operating playbook to other states where it can develop a differentiated leadership position. The Company blends purpose and a high-performance culture that employs customer-centric thinking and data science to test, measure, and drive decisions and outcomes.

DEVELOPMENTS

2023 Highlights

The Company continued to execute its growth strategy with acquisitions in both Colorado and New Mexico.

●	In Colorado, the Company acquired two new retail dispensaries from Smokey’s located in Fort Collins and Garden City, Colorado that were rebranded under the Star Buds banner and one new medical dispensary from Standing Akimbo located in Denver, Colorado. The Company also opened a Standing Akimbo branded medical dispensary located in Colorado Springs, Colorado in 2023. In addition, the Company acquired a recreational and a medical marijuana license from Vertical Investment Group LLC d/b/a Stellar Cannabis Co. (“Stellar”) in 2023, which subsequently allowed the opening of a retail dispensary located in Lakewood, Colorado under the Star Buds banner.
●	In New Mexico, the Company acquired fourteen retail dispensaries, one cultivation facility, and one manufacturing facility predominantly located in and around Albuquerque, New Mexico from Everest. The Company additionally opened three new retail dispensaries located in Albuquerque, Carlsbad, and Hobbs, New Mexico, and a relocation retail dispensary located in the Northeast Heights neighborhood of Albuquerque, New Mexico all of which were opened under the R. Greenleaf banner.

This brings the Company’s total retail footprint to 63 stores as of December 31, 2023 with 30 located in Colorado and 33 located in New Mexico. With the new growth, the Company furthered chainwide synergies by enhancing assortment across new banners, leveraging companywide purchasing, and centralizing administrative support.

The Company continued to strengthen overall operations, executing on its retail playbook and responding to ongoing market pressure with competitive pricing. The Company also continued to improve supply chain efficiencies and furthered its ERP implementation efforts for seed to sale visibility.

On October 5, 2023, the Company relocated its corporate headquarters to 865 N. Albion Street, Denver, Colorado.

Recent Developments

On February 23, 2024, the Company announced that Forrest Hoffmaster, the Company’s Chief Financial Officer, had been appointed to the additional role of interim Chief Executive Officer (“CEO”). This followed Nirup Krishnamurthy's resignation as CEO and as a member of the Board of Directors.

On January 4, 2024, the Company divested substantially all of the operating and intellectual property assets related to the Company’s production, manufacturing, and sale of certain fertilizers and associated products operating under the name Success Nutrients, as well as the distribution and sale of certain cultivation resource materials associated with Three A Light, to Organitek, Inc. a California Corporation. The divested assets included all tangible inventory, customer lists, website and domain names, social media accounts, intellectual property rights held by the Company associated with those brands, and all rights, including but not limited to the copyrights in the Three A Light book. The aggregate consideration was $170,100, which is to be paid in quarterly installments with a final balloon payment due 24 months following the closing date.

RESULTS OF OPERATIONS – CONSOLIDATED

The following table sets forth the Company’s selected consolidated financial results for the periods and as of the dates indicated. The (i) consolidated statements of operations for years ended December 31, 2023 and 2022 and (ii) consolidated balance sheet as of December 31, 2023 and 2022 have been derived from and should be read in conjunction with the accompanying consolidated financial statements and notes presented in Item 8 of this report.

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

	For the Year Ended
	December 31,		2023 vs 2022
	2023	2022	$	%
Total revenue	$172,447,786	$159,379,219	$13,068,567	8%
Total cost of goods and services	96,424,150	79,090,461	17,333,689	22%
Gross profit	76,023,636	80,288,758	(4,265,122)	(5)%
Total operating expenses	72,734,944	67,433,924	5,301,020	8%
Income from operations	3,288,692	12,854,834	(9,566,142)	(74)%
Total other expense	18,097,441	16,424,385	1,673,056	10%
Provision for income taxes	19,740,595	14,898,064	4,842,531	33%
Net loss	$(34,549,344)	$(18,467,615)	$(16,081,729)	87%
Earnings (loss) per share attributable to common shareholders – basic	$(0.66)	$(0.49)	$(0.17)	35%
Earnings (loss) per share attributable to common shareholders – diluted	$(0.66)	$(0.49)	$(0.17)	35%
Weighted average number of shares outstanding – basic	64,535,245	53,637,003	—	—
Weighted average number of shares outstanding – diluted	64,535,245	53,637,003	—	—

	For the Year Ended
	December 31,
	2023	2022
Total assets	$358,144,332	$322,882,733
Total long-term liabilities	183,395,655	143,338,054

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue

Consolidated revenues for the year ended December 31, 2023, totaled $172.45 million compared to revenues of $159.38 million for the same period last year, representing an increase of $13.07 million or 8%. This increase in revenue resulted from both acquisition and organic growth in our retail footprint.

Cost of Goods and Services

Cost of goods and services for the year ended December 31, 2023, totaled $96.42 million compared to cost of goods and services of $79.09 million for the year ended December 31, 2022, representing an increase of $17.33 million or 22%. The increase in cost of goods sold in 2023, when compared to 2022, was mostly related to one-time non-cash inventory adjustments of $13.15 million, which is comprised of $3.09 million of product consolidation, obsolescence, and shrinkage expenses, $4.27 million of net realizable value adjustments, and $5.79 million of fair value adjustments on acquired inventory in New Mexico in 2023.

Gross Profit

Gross profit for the year ended December 31, 2023, totaled $76.02 million compared to gross profit of $80.29 million for the year ended December 31, 2022, representing a decrease of $4.27 million or 5%. The change in gross profit is driven by the factors that influenced revenue and cost of goods and services for 2023 discussed above.

Operating Expenses

Operating expenses for the year ended December 31, 2023, totaled $72.73 million, compared to operating expenses of $67.43 million during the year ended December 31, 2022, representing an increase of $5.30 million or approximately 8%. This increase was largely due to increased selling, general and administrative expenses such as rent, wages, and other operating costs, plus, other non-recurring expenses included in selling, general and administrative expenses.

SG&A

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2023, were $39.92 million compared to $29.04 million for the year ended December 31, 2022. The increase in SG&A in 2023 compared to the prior period is largely related to acquired and organic retail dispensary growth and is offset by amounts received for loss recoveries. The increase also includes certain one-time expenditures related to rent, utilities, insurance, and other dark carry costs of non-operational assets. The Company increased store count from 41 to 63 in 2023 compared to the same period last year.

Impairments

As of December 31, 2023, Success Nutrients was deemed held for sale and at that time, the Company revalued the goodwill of Success Nutrients and accounted for any goodwill impairment. Accordingly, the Company had approximately $1.80 million of goodwill impairment in 2023, of which $1.29 million was related to the sale of Success Nutrients and $511,740 was related to a previously acquired retail dispensary and cultivation facility located in Colorado.

Loss on Business Disposition

On December 31, 2023, Company discontinued operations related to one cultivation facility located in New Mexico acquired in the R. Greenleaf acquisition. The Company had approximately $1.01 million in fixed asset disposals, and $963 thousand of capitalized raw materials and work in process costs, that were disposed of relating to the cultivation facility.

Other Expense, Net

Other expense, net for the year ended December 31, 2023, totaled $18.10 million, compared to other expense, net $16.42 million during the year ended December 31, 2022, representing an increase in expenses of $1.67 million or approximately 10%, relating to the increase in interest paid on new debt from financing acquisitions.

Net Income (Loss)

As a result of the factors discussed above, we generated net loss for the year ended December 31, 2023, of $34.55 million, compared to net loss of $18.47 million during the year ended December 31, 2022.

Revenue by Segment

	For the Year Ended December 31,		2023 vs 2022
	2023	2022	$	%
Retail	$155,463,816	$141,254,893	$14,208,923	10%
Wholesale	16,765,425	17,819,938	(1,054,513)	(6)%
Other	218,545	304,388	(85,843)	(28)%
Total revenue	$172,447,786	$159,379,219	$13,068,567	8%

Revenues for Retail for the year ended December 31, 2023, were $155.46 million, an increase of $14.21 million or 10% compared to prior period, which was largely due to the Company’s increase in retail dispensary base from 2023 acquisitions.

Revenues for Wholesale for the year ended December 31, 2023, were $16.77 million, a decrease of $1.05 million or 6% compared to prior period, which was primarily due to the year-over-year decline in Colorado market prices.

Other revenues for the year ended December 31, 2023, were $218,545, a decrease of $85,843 or 28% compared to the prior period. The decrease in Other revenue was primarily driven by the discontinuation of the Company’s consulting business in 2022 that was reported as Other revenue.

DRIVERS OF RESULTS OF OPERATIONS

Revenue

The Company derives its revenue from three revenue streams: (i) Retail, which sells finished goods sourced internally and externally to the end consumer in retail stores; (ii) Wholesale, which is the cultivation of flower and biomass used internally and/or sold externally and the manufacturing of biomass into distillate for integration into internally and externally developed products, such as edibles and internally developed products such as vapes and cartridges; and (iii) Other, which includes other income and expenses, such as in-store advertising, vendor promotions and other corporate operations.

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

Operating Income

Operating income consists of gross profit less operating expenses. Such operating expenses include selling, general, and administrative expenses (SG&A), professional services, salaries, and stock-based compensation. Operating income measures the profitability of the Company’s operating assets.

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

Reconciliation:

	Year Ended
	December 31,
	2023	2022
Net income (loss)	$(34,549,344)	$(18,467,615)
Interest expense, net	32,069,082	30,139,645
Provision for income taxes	19,740,595	14,898,064
Other (income) expense, net of interest expense	(13,971,642)	(13,715,260)
Depreciation and intangible amortization	18,970,960	12,524,677
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP)	$22,259,652	$25,379,511
Non-cash stock compensation	2,219,319	2,672,713
Deal related expenses	5,528,048	6,822,111
Capital raise related expenses	38,559	533,958
Inventory adjustment to fair market value for purchase accounting	5,792,488	6,541,651
Net realizable value adjustment to inventory	4,268,085	-
One-time non-cash inventory adjustment	3,085,887	-
One-time goodwill impairment	1,801,740	8,011,405
Severance	537,584	334,910
Retention program expenses	505,655	-
Employee relocation expenses	70,107	15,360
Pre-operating and dark carry expenses	2,663,824	1,027,738
One-time legal settlements	1,204,058	440,000
Other non-recurring items	3,436,773	230,858
Adjusted EBITDA (non-GAAP)	$53,411,779	$52,010,215

Revenue	172,447,786	159,379,219
Adjusted EBITDA Percent	31.0%	32.6%

(1)	Deal related expenses include external legal fees, accounting fees, bank fees, and internal resources associated with acquisition transactions.

(2)	Capital raise related expenses include fees and expenses associated with the Investor Notes issued in December 2021.
(3)	Other non-recurring expenses include utilities and rent for facilities not used in current operations and finder’s fees for executive employment searches.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2023 and 2022, the Company had cash and cash equivalents of $19.25 million and $38.95 million, respectively. The decrease in cash balance in 2023 compared to the prior period was primarily driven by cash paid for acquisitions totaling $19.95 million.

As of December 31, 2023 and 2022, the Company had current assets, excluding cash, of $34.42 million and $32.79 million, respectively. The increase in current assets in 2023 compared to the prior period is primarily due to inventory on hand at year-end.

As of December 31, 2023 and 2022, the Company had current liabilities of $55.46 million and $47.38 million, respectively. Current liabilities increased from 2022 due to overall expansion and growth. Accounts payable, accrued expenses, and lease liabilities increased compared to the prior period in large part due to new store openings, acquisition integration, and operational development such as expansions, improvements, and remodels of existing facilities.

The Company generates cash from operational revenue and capital raises. Management believes the Company’s current projected growth and revenue from operation of preexisting and newly acquired assets will be sufficient to meet its current obligations as they become due.

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

Due to our participation in the cannabis industry and the regulatory framework governing cannabis in the U.S., our debt and loan arrangements are generally subject to higher interest rates than other industries, which has an unfavorable impact on our liquidity and capital resources. We also tend to incur higher banking fees and rates than businesses in other industries. Additionally, the cash requirements to service our debt obligations increase with the passage of time due to interest accrual, which increases constraints on our capital resources and tends to reduce liquidity in the amount of such accruals. We currently anticipate meeting these cash requirements from operating revenue and cash on hand. While participation in the cannabis industry tends to negatively impact certain aspects of capital resources more than other industries, this could change in the future with changes to federal law. If the federal government enacts laws permitting the banking and financial industries to engage with the cannabis industry, the Company anticipates that this could have a positive impact on the Company’s liquidity because it will open up financing and refinancing opportunities not otherwise widely available to cannabis companies at this time due to the current regulatory landscape.

The wholesale cannabis market has experienced downward pricing pressure from over-supply of certain cannabis products in the market, which has affected retail margins in certain periods and will likely impact the relationship between cost and revenue if and/or when supply is constrained. However, we maintain the ability to shift between external sales and internal use or transfer of our wholesale products due to vertical integration based on market conditions. This may mitigate some of the negative impacts of wholesale market downturns. Wholesale pricing can affect margins positively or negatively depending on market conditions, but profit as a percentage of revenue tends to have an inverse relationship with market pricing conditions. Wholesale pricing increases could reduce retail margins and also generate positive profitability in the wholesale segment, and vice versa. The Company anticipates that the wholesale pricing will likely remain depressed relative to previous recent years, which can negatively impact the Company’s overall liquidity.

Increasing inflation may also have a negative impact on our liquidity, as our cost of goods and services may increase without corresponding increases to revenue. Inflation increases could also impact our incremental borrowing rate and ability to obtain external financing on similar terms as previous financing arrangements. Increasing inflation and general economic downturn in the U.S. could also negatively impact revenue to the extent such factors affect consumer behavior. Additional factors or trends that have impacted or could potentially impact liquidity in future periods include general economic conditions such as market saturation, inflation, and general economic downturn.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the years ended December 31, 2023 and 2022:

	For the Periods Ended December 31,
	2023	2022
Net cash provided by operating activities	$12,200,963	$6,694,346
Net cash used in investing activities	(26,438,088)	(74,989,118)
Net cash (used in) provided by financing activities	(5,463,196)	843,810

Operating Activities

During 2023, the Company had approximately $12.20 million of net cash provided by operating activities, compared to net cash provided by operating activities of $6.70 million in 2022, representing an overall increase in cash provided by operating activities of $5.51 million or 82% when compared to the prior period.

Investing Activities

Cash used in investing activities decreased by approximately $48.55 million in 2023 as compared to the prior year. Cash used in investing activities is largely due to acquisitions and the opening of new retail dispensaries. The decrease in cash used in investing activities compared to the prior period was driven by a shift in the structure of acquisition consideration, specifically using less cash in closing deals in favor of more stock consideration.

Financing Activities

Cash used in financing activities decreased by approximately $6.31 million as compared to the prior year, which is largely the result of principal payments coming due in 2023.

Description of Indebtedness

Loan Agreement

On February 26, 2021, the Company entered into the Loan Agreement with Altmore. Upon execution of the Loan Agreement, the Company received $10.0 million of loan proceeds. In connection with the Company’s acquisition of SCG, the Company received an additional $5.0 million of loan proceeds under the Loan Agreement. The term loan incurs 15% interest per annum, payable quarterly on March 1, June 1, September 1, and December 1 of each year. The Company will be required to make principal payments beginning on June 1, 2023, in the amount of $750,000, payable quarterly with the remainder of the principal due upon maturity on February 26, 2025. The Company’s obligations under the Loan Agreement are secured by the Altmore Collateral.

Under the terms of the loan, the Company must comply with certain restrictions and covenants. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.30 to 1.00 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3.0 million in a deposit account in which the lender has a security interest. As of December 31, 2023, the Company was in compliance with the requirements described above.

Seller Notes

As part of the acquisition of the Star Buds assets, the Company entered into a deferred payment arrangement with the sellers in an aggregate amount of $44.25 million, also referred to in this report as “seller note(s)”. The seller notes incur 12% interest per annum, payable on the first of every month through November 2025. Principal payments are due in accordance with the following schedule: $13,901,759 on December 17, 2025, $3,474,519 on February 3, 2026, and $26,873,722 on March 2, 2026. The seller notes are secured by the Star Buds Collateral.

Investor Notes

On December 3, 2021, the Company and the Subsidiary Guarantors entered into the Note Purchase Agreement with 31 accredited investors pursuant to which the Company agreed to issue and sell to the investors 13% senior secured convertible notes due December 7, 2026, in an aggregate principal amount of $95.0 million for an aggregate purchase price of $93.1 million (reflecting an original issue discount of $1.9 million, or 2%) in the private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes. The Company received net proceeds of approximately $92.0 million at the closing, after deducting a commission to the placement agent and estimated offering expenses associated with the private placement payable by the Company.

The Investor Notes were issued pursuant to an Indenture, dated December 7, 2021, among the Company, the Subsidiary Guarantors, Ankura Trust Company, LLC as trustee and Chicago Atlantic Admin, LLC as collateral agent for the Investor Note holders. The Investor Notes will mature five years after issuance unless earlier repurchased, redeemed, or converted. The Investor Notes bear interest at 13% per year paid quarterly commencing March 31, 2022, in cash for an amount equal to the amount payable on such date as if the Investor Notes were subject to an annual interest rate of 9%, with the remainder of the accrued interest payable as an increase to the principal amount of the Investor Notes. The proceeds from the Investor Notes are required to be used to fund previously identified acquisitions and other growth initiatives. The principal is due December 7, 2026. The Company’s obligations under the Indenture and the Investor Notes are secured by (i) a junior security interest in the Altmore Collateral and the Star Buds Collateral, and (ii) a first priority security interest in all assets owned by the Company and the Subsidiary Guarantors on or after December 7, 2021.

Under the Indenture, the Company must comply with certain restrictions and covenants. These include customary events of default and various financial covenants, including maintaining (i) a consolidated fixed charge coverage ratio of no less than 1.30 to 1.00 at the end of each fiscal quarter, and (ii) a minimum of $10.0 million (in aggregate) in deposit accounts in which the Indenture Collateral Agent has a security interest. As of December 31, 2022, the Company was in compliance with the requirements described above.

Nuevo Note

As part of the acquisition of the R. Greenleaf assets in New Mexico, Nuevo Holding, LLC, a wholly-owned subsidiary of the Company, issued the Nuevo Note to RGA requiring the Company to make payments on an aggregate amount of $17.0 million. The deferred Nuevo Note incurs 5% interest per year, payable on the first of each month. The principal is due February 7, 2025. The Nuevo Note is unsecured.

Everest Note

On June 1, 2023, in connection with the Everest Purchase Agreement, Everest Purchaser issued the Everest Note to Everest Seller, requiring the Company to make payments on an aggregate amount of $17.4 million. The Everest Note incurs 5% interest per year, payable quarterly starting June 30, 2023. Two initial principal and interest payments of $1.25 million were paid on August 30, 2023 and November 28, 2023. The Company is required to make installment payments of principal and interest starting June 30, 2025, and the total outstanding principal is due and payable on May 31, 2027.

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

The following table quantifies the Company’s material future contractual obligation as of December 31, 2023

	Total	2024	2025	2026	2027	2028	Thereafter
Notes Payable (a)	$192,127,368	$3,000,000	$41,526,414	$134,713,671	$12,887,284	$—	$—
Interest Due on Notes Payable (b)	46,231,579	18,252,178	16,379,690	11,331,798	267,913	—	—
Right of Use Assets (c)	51,692,715	8,676,288	7,395,717	6,626,556	5,100,672	4,334,953	19,558,530
Deferred Payment for acquisitions (d)	2,069,173	547,011	601,725	920,436	-	-	—
Total	$292,120,835	$30,475,477	$65,903,546	$153,592,461	$18,255,869	$4,334,953	$19,558,530
(a)	Excludes $32,469,683 of unamortized debt discount and $4,917,644 of unamortized debt issuance costs. See Note 11 “Debt” to our consolidated financial statements.
(b)	Represents the cash interest accruals owed pursuant to the Loan Agreement, the Investor Notes, the Nuevo Note, and the seller notes. The Investor Notes are convertible into Common Stock freely at the option of the holder and subject to certain restrictions at the option of the Company such that conversion events could impact the interest and accrual obligations related to the Investor Notes in future periods. See Note 11 “Debt” to our consolidated financial statements.
(c)	Reflects our contractual obligations to make future payments under all of the Company’s leases in effect as of December 31, 2023. See Note 12 “Leases” to our consolidated financial statements.
(d)	Represents the Akimbo Deferred Purchase Price obligation. See Note 7 “Business Combinations” to our consolidated financial statements.

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

Revenue Recognition and Related Allowances

We have three main revenue streams: (i) Retail sales, (ii) Wholesale sales, and (iii) Other revenue, which is derived from in-store advertisements and certain vendor promotions offered in the Company’s retail dispensaries.

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

We performed our annual fair value assessment as of December 31, 2023 on our subsidiaries with material goodwill on our respective balance sheets and recognized a goodwill impairment charge of $1,801,740, of which $0 is presented under loss from disposal of assets in the accompanying consolidated statements of comprehensive (loss) and income as it is related to ceased operations during 2023. We recognized a goodwill impairment charge of $11,719,631 as of December 31, 2022, of which $3,708,226 is presented under loss from business disposition in the accompanying consolidated statements of comprehensive (loss) and income.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MEDICINE MAN TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medicine Man Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medicine Man Technologies, Inc. (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2016

Lakewood, CO

March 27, 2024

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	December 31,	December 31,
	2023	2022
	(Audited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$19,248,932	$38,949,253
Accounts receivable, net of allowance for doubtful accounts	4,261,159	4,471,978
Inventory	25,787,793	22,554,182
Note receivable - current, net	—	11,944
Marketable securities, net of unrealized loss of $1,816 and loss of $39,270, respectively	456,099	454,283
Prepaid expenses and other current assets	3,914,064	5,293,393
Total current assets	53,668,047	71,735,033
Non-current assets
Fixed assets, net accumulated depreciation $8,741,782 and $4,899,977, respectively	31,113,630	27,089,026
Investment	2,000,000	2,000,000
Investment held for sale	202,111	—
Goodwill	67,499,199	94,605,301
Intangible assets, net accumulated amortization of $32,706,765 and $16,290,862, respectively	166,167,877	107,726,718
Other noncurrent assets	1,263,837	1,527,256
Operating lease right of use assets	34,233,142	18,199,399
Deferred tax assets, net	1,996,489	—
Total non-current assets	304,476,285	251,147,700
Total assets	$358,144,332	$322,882,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,341,561	$10,723,661
Accrued expenses	7,774,691	7,462,290
Derivative liabilities	638,020	16,508,253
Lease liabilities - current	4,922,724	3,139,289
Current portion of long term debt	3,547,011	2,250,000
Income taxes payable	25,232,782	7,297,815
Total current liabilities	55,456,789	47,381,308
Long term debt, net of debt discount and issuance costs	153,262,203	125,521,520
Lease liabilities	30,133,452	17,314,464
Deferred tax liabilities, net	—	502,070
Total long-term liabilities	183,395,655	143,338,054
Total liabilities	$238,852,444	$190,719,362

Commitments and contingencies (Note 17)	—	—

Stockholders' equity
Preferred stock, $0.001 par value. 10,000,000 shares authorized; 85,534 shares issued and 85,534 shares outstanding as of December 31, 2023, and 86,994 shares issued and 86,994 shares outstanding as of December 31, 2022.	86	87
Common stock, $0.001 par value. 250,000,000 shares authorized; 74,888,392 shares issued and 73,968,242 shares outstanding as of December 31, 2023, and 56,352,545 shares issued and 55,212,547 shares outstanding as of December 31, 2022.	74,888	56,353
Additional paid-in capital	202,040,968	180,381,641
Accumulated deficit	(80,790,927)	(46,241,583)
Common stock held in treasury, at cost, 920,150 shares held as of December 31, 2023, and 920,150 shares held as of December 31, 2022.	(2,033,127)	(2,033,127)
Total stockholders' equity	119,291,888	132,163,371
Total liabilities and stockholders' equity	$358,144,332	$322,882,733

See accompanying notes to the consolidated financial statements.

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) AND INCOME

For the Years Ended December 31, 2023 and 2022

Expressed in U.S. Dollars

	For the Year Ended
	December 31,
	2023	2022
	(Audited)	(Audited)
Operating revenues
Retail	$155,463,816	$141,254,893
Wholesale	16,765,425	17,819,938
Other	218,545	304,388
Total revenue	172,447,786	159,379,219
Total cost of goods and services	96,424,150	79,090,461
Gross profit	76,023,636	80,288,758
Operating expenses
Selling, general and administrative expenses	39,916,518	29,036,962
Professional services	3,558,501	6,722,554
Loss on impairment	1,801,740	8,011,405
Salaries	23,883,354	20,990,290
Stock based compensation	3,574,831	2,672,713
Total operating expenses	72,734,944	67,433,924
Income from operations	3,288,692	12,854,834
Other income (expense)
Interest expense, net	(32,069,082)	(30,139,645)
Unrealized gain on derivative liabilities	15,870,233	18,414,760
Other loss	68,400	24,136
Loss on disposition of business units	(1,968,807)	(4,684,366)
Unrealized gain (loss) on investments	1,816	(39,270)
Total other expense	(18,097,441)	(16,424,385)
Pre-tax net loss	(14,808,749)	(3,569,551)
Provision for income taxes	19,740,595	14,898,064
Net loss	$(34,549,344)	$(18,467,615)

Less: Accumulated preferred stock dividends for the period	(8,154,993)	(7,802,809)
Net loss attributable to common stockholders	$(42,704,337)	$(26,270,424)

Earnings (loss) per share attributable to common shareholders
Basic (loss) earnings per share	$(0.66)	$(0.49)
Diluted (loss) earnings per share	$(0.66)	$(0.49)

Weighted average number of shares outstanding – basic	64,535,245	53,637,003
Weighted average number of shares outstanding – diluted	64,535,245	53,637,003
Comprehensive loss	$(34,549,344)	$(18,467,615)

See accompanying notes to the consolidated financial statements.

MEDICINE MAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

Expressed in U.S. Dollars

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2022	86,994	$87	56,352,545	$56,353	$180,381,641	$(46,241,583)	920,150	$(2,033,127)	$132,163,371

Net loss	—	—	—	—		(34,549,344)	—	—	(34,549,344)
Issuance of stock as payment for acquisitions	—	—	15,531,905	15,532	17,860,788	—	—	—	17,876,320
Indemnification of escrowed shares associated with post-acquisition costs	—	—	(37,586)	(38)	(49,200)	—	—	—	(49,238)
Issuance of common stock as compensation to employees, officers and/or directors	—	—	1,224,400	1,224	972,869	—	—	—	974,093
Conversion of preferred stock to common stock	(1,460)	(1)	1,522,728	1,523	(1,521)	—	—	—	0
Restricted stock units vested	—	—	294,400	294	(109,272)	—	—	—	(108,978)
Stock based compensation expense related to common stock options, RSUs and PSUs	—	—	—	—	2,985,663	—	—	—	2,985,663

Balance, December 31, 2023	85,534	$86	74,888,392	$74,888	$202,040,968	$(80,790,927)	920,150	$(2,033,127)	$119,291,888

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Cost	Equity
Balance, December 31, 2021	86,994	$87	45,484,314	$45,485	$162,815,097	$(27,773,968)	517,044	$(1,517,036)	$133,569,665

Net income (loss)	—	—	—	—	—	(18,467,615)	—	—	(18,467,615)
Issuance of stock as payment for acquisitions	—	—	9,742,205	9,742	15,728,113	—	—	—	15,737,855
Issuance of common stock as compensation to employees, officers and/or directors	—	—	929,941	930	1,026,358	—	—	—	1,027,288
Return of common stock as compensation to employees, officers and/or directors	—	—	—	—	—	—	403,106	(516,091)	(516,091)
Stock based compensation expense related to common stock options	—	—	196,085	196	812,073	—	—	—	812,269

Balance, December 31, 2022	86,994	$87	56,352,545	$56,353	$180,381,641	$(46,241,583)	920,150	$(2,033,127)	$132,163,371

See accompanying notes to the consolidated financial statements.

MEDICINE MAN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

Expressed in U.S. Dollars

	For the Year Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net income (loss) for the period	(34,549,344)	(18,467,615)
Adjustments to reconcile net income (loss) to cash for operating activities
Depreciation and amortization	20,933,541	10,660,172
Non-cash interest expense	4,024,604	4,118,391
Impairment of goodwill	1,801,740	8,011,405
Non-cash lease expense	7,648,531	3,910,679
Deferred taxes	(2,090,967)	502,070
Loss on disposition of business units	1,968,807	4,684,369
Change in derivative liabilities	(15,870,233)	(18,414,760)
Amortization of debt issuance costs	1,686,049	1,686,048
Amortization of debt discount	8,523,493	7,484,613
(Gain) loss on investment, net	(1,816)	39,270
Stock based compensation	3,590,473	812,073
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	927,259	(105,185)
Inventory, including certain one-time non-cash expenses	4,571,069	789,399
Prepaid expenses and other current assets	1,579,349	(2,770,179)
Other assets	263,419	(248,682)
Change in operating lease liabilities	(7,498,128)	(13,113,041)
Accounts payable and other liabilities	(3,241,850)	11,845,245
Income taxes payable	17,934,967	5,270,074
Net cash provided by operating activities	12,200,963	6,694,346

Cash flows from investing activities:
Collection of notes receivable	11,944	—
Cash consideration for acquisition of business, net of cash acquired	(15,834,378)	(58,981,226)
Purchase of fixed assets	(7,865,654)	(14,007,892)
Purchase of intangible assets	(2,750,000)	—
Investment in private entity	—	(2,000,000)
Net cash used in investing activities	(26,438,088)	(74,989,118)

Cash flows from financing activities:
Payment on notes payable	(5,354,218)	(134,498)
Proceeds from issuance of common stock	—	978,308
Payment for statutory withholdings on RSU	(108,978)	—
Net cash (used in) provided by financing activities	(5,463,196)	843,810

Net decrease in cash and cash equivalents	(19,700,321)	(67,450,962)
Cash and cash equivalents at beginning of period	38,949,253	106,400,216
Cash and cash equivalents at end of period	$19,248,932	$38,949,253

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,896,954	$15,243,990
Cash paid for income taxes	5,000,000	12,340,000

Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from right of use asset	14,006,930	14,105,320
Issuance of stock as payment for acquisitions	18,801,192	15,777,373
Deferred tax liability from acquisition	—	(3,214,080)
Issuance of debt for acquisition	20,157,766	17,000,000
Acquisitions:
Tangible and intangible assets acquired, net of cash	55,021,859	34,402,043
Liabilities assumed	6,267,276	(1,837,221)
Goodwill	9,046,205	62,368,339

See accompanying notes to the consolidated financial statements.

MEDICINE MAN TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Nature of Operations

Medicine Man Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in Nevada on March 20, 2014. On May 1, 2014, the Company entered into an exclusive Technology License Agreement with Futurevision, Inc. f/k/a Medicine Man Production Corp. d/b/a Medicine Man Denver (“Medicine Man Denver”) whereby Medicine Man Denver granted us a license to use all of the proprietary processes they have developed, implemented and practiced at their cannabis facilities relating to the commercial growth, cultivation, marketing, and distribution of medical marijuana and recreational marijuana pursuant to relevant state laws and the right to use and to license such information, including trade secrets, skills and experience (present and future). The Company’s operations are organized into three different segments, as follows: (i) Retail, consisting of retail locations for the sale of cannabis products in Colorado and New Mexico, (ii) Wholesale, consisting of manufacturing, cultivation and sale of wholesale cannabis and non-cannabis products, and (iii) Other, consisting of all other income and expenses, including those related to certain in-store marketing and promotional activities, and corporate operations.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position. In accordance with ASC 230 Statement of Cash Flows, the Company updated its 2022 statement of cash flows presentation to reflect cash proceeds from financing and the change in the derivative from the valuation date. This change had no impact on net earnings and financial position.

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

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, investments, tenant deposits, accounts payable, accrued liabilities, notes payable, derivative liabilities and warrant liability. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of the Company’s debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us. The Company’s derivative liability was adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis on December 31, 2023 and December 31, 2022, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31,	December 31,
	2023	2022
Level 3 - Marketable Securities Available-for-Sale – Recurring	456,099	454,283

Marketable Securities at Fair Value on a Recurring Basis

Certain assets are measured at fair value on a recurring basis. The Level 3 position consists of an investment in equity securities of Canada House Wellness Group, Inc., a publicly traded company whose securities are actively quoted on the Toronto Stock Exchange. As of December 31, 2023 and 2022, the equity investment in Canada House Wellness Group, Inc. was determined to be Level 3 as the entity has halted trading due to a merger and is scheduled to resume trading once the purchase is complete. The Company used the last trading price to record the value at market for this investment due to the halt in observable and active market prices.

Investments Held at Cost

Investments without readily determinable fair value are measured at cost, less impairment. If the Company identifies an observable price change in an orderly transaction for an investment held at cost, it will measure the investment at fair value as of the date the observable transaction occurred. The Company shall reassess at each reporting period whether such investments should continue to be measured at cost, less impairment, or another method. Any resulting gain or loss from a change in measurement will be recorded in other income and expenses on the consolidated statement of comprehensive (loss) and income. Investments held at cost are reported within investments on the accompanying consolidated balance sheets. The Company has less than a 20% investment in a private company and does not have significant influence over the underlying entity. The fair value of the investment does not have a determinable fair value. The Company has accounted for this investment under the cost method and therefore records the investment at historical cost. Any dividends received from this investment are recorded in the accompanying consolidated statements of comprehensive (loss) and income. As of December 31, 2023 and 2022, the investment totaled $2.00 million.

Investment Held for Sale

The Company classifies long-lived assets to be sold as held for sale in the period in which all of the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Assets held for sale represent intangible assets, net of accumulated amortization and tangible assets, net of any accumulated depreciation in which the Company has no continuing involvement. We record assets held for sale in accordance with ASC 360 “Property, Plant, and Equipment,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the assets utilizing recent purchase offers. As of December 31, 2023, the Company had $202,111 of assets held for sale.

Fair Value of Financial Instruments

The carrying amounts of cash and current assets and liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost or amortized cost and represent cash on hand, deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date. The Company had $19.25 million and $38.95 million classified as cash and cash equivalents as of December 31, 2023 and December 31, 2022, respectively.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business. These accounts receivables relate to the Company’s Wholesale and Other revenue segments. Accounts receivables are recorded when a milestone is reached at a point in time resulting in funds being due for delivered goods or services, and where payment is reasonably assured. Wholesale revenues are generally collected within 14 to 30 days after invoice is sent.

The following table depicts the composition of our accounts receivable as of December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022

Accounts receivable - trade	$4,294,739	$4,564,918
Accounts receivable - tenant improvement allowances	263,846	—
Allowance for doubtful accounts	(297,426)	(92,940)
	$4,261,159	$4,471,978

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

Inventory

Inventories of purchased finished goods and packing materials are initially valued at cost and subsequently at the lower of cost and net realizable value. Cultivated inventories include direct and indirect costs of production, including costs of materials, labor and depreciation related to cultivation. Such costs are capitalized as incurred, and subsequently included within cost of goods sold in the accompanying consolidated statements of comprehensive (loss) and income, at the time the products are sold. Cost is determined using the weighted average cost basis. Products for resale, supplies, and consumables are valued at lower of cost and net realizable value. In calculating final inventory values, management is required to compare the inventory cost to estimated net realizable value.

The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, aging of inventory, future demand for inventory, contractual arrangements with customers, and the future inventory selling price the Company expects to realize. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves, if any, is reflected in cost of goods sold.

Property and Equipment, net

Purchases of property and equipment are recorded at cost, net of accumulated depreciation and impairment losses, if any. Improvements and replacements of property and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, its cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the accompanying consolidated statement of comprehensive (loss) and income. Depreciation is provided over the estimated economic useful lives of each class of assets and is computed using the straight-line method. The assets’ residual values, useful lives, and methods of depreciation are reviewed at each financial statement year-end and adjusted prospectively, if appropriate.

Depreciation on property and equipment is recorded using the straight-line method over the following expected useful lives:

Land	Indefinite
Building	39 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Furniture and fixtures	3-5 years
Vehicles, machinery and tools	3-5 years
Software, servers and equipment	3 years

Construction in progress represents construction related to cultivation, manufacturing, and dispensary facilities not yet completed or otherwise not ready for use.

Prepaid Expenses and Other Assets (Current and Non-Current)

Prepaid expenses and other assets as of December 31, 2023 and 2022, were $5.18 million and $6.82 million, respectively. As of December 31, 2023, this balance included $2.74 million in prepaid expenses, $1.17 million in security deposits, and $1.27 million in prepaid inventory. As of December 31, 2022, prepaid expenses and other assets included $3.88 million in prepaid expenses, $1.53 million in security deposits and $1.41 million in prepaid inventory. Prepaid expenses were primarily comprised of insurance premiums, software subscriptions, business licenses, membership dues, and other general and administrative costs.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approach. The fair values calculated under the income approach and market approach are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry, and other Company-specific risks. Other significant assumptions used in the income approach include the terminal values, growth rates, future capital expenditures and changes in future working capital requirements. The market approach uses key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

The Company evaluated the recoverability of its long-lived assets as of December 31, 2022, and recorded an impairment charge of approximately $89,706 related to discontinued operations for cultivation facilities in New Mexico and Colorado, and is presented under loss on business disposition in the accompanying consolidated statement of comprehensive (loss) and income. No such impairment existed as of December 31, 2023.

Accounts Payable

Accounts payable as of December 31, 2023 and 2022 were $13.34 million and $10.72 million, respectively, and were comprised of trade payables for various purchases and services rendered during the ordinary course of business. Accounts payable due to related parties as of December 31, 2023 and 2022 were $0 and $22,380, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2023, and December 31, 2022, were $7.77 million and $7.46 million, respectively. As of December 31, 2023, accrued liabilities and other liabilities comprised of accrued payroll of $981,112, accrued interest of $3.37 million, legal settlement fees of $525,000, and operating expenses of $2.90 million. As of December 31, 2022, accrued expenses and other liabilities comprised of accrued payroll of $1.51 million, accrued interest of $3.42 million, and operating expenses of $2.53 million.

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

Retail and Wholesale revenues are recorded at the point at which the customer takes control of the product. In evaluating the timing of the transfer of control to customers, the Company considers several indicators, including significant risks and rewards of products, its right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to customers.

Other revenue consists of other income and expenses deriving from in-store advertisements and certain vendor promotions offered in the Company’s retail dispensaries. Revenue is recognized when the obligations to the client are fulfilled, which is determined when milestones in the contract are achieved.

At some locations, the Company offers a loyalty reward program to its retail customers. A portion of the revenue generated from a sale to a customer participating in the program is allocated to the loyalty points earned. The amount allocated to the loyalty points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2023 and 2022, the loyalty liability totaled $1.41 million and $1.59 million, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets.

Costs of Goods and Services Sold

Costs of goods and services sold are comprised of related expenses incurred while supporting the sales of the Company’s products and services.

General and Administrative Expenses

General and administrative expenses are comprised of all expenses not linked to the production or advertising of the Company’s services.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $2.12 million and $2.37 million as of December 31, 2023 and 2022, respectively.

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

Share-based expense paid through direct stock grants is expensed as incurred. Since the Common Stock is publicly traded, the value is determined based on the number of shares of Common Stock issued and the trading value of the Common Stock on the date of the transaction.

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

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-Use (“ROU”) asset and a lease liability, and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted Topic 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease ROU assets and operating lease liabilities, current and non-current, in the Company’s accompanying consolidated balance sheets.

3.Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. Pronouncements that are not applicable to the Company or where it has been determined do not have a significant impact on the financial statements have been excluded herein.

In November 2023, the FASB issued ASU No.2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, to provide enhanced segment disclosures. The standard requires disclosures about significant segment expense categories and amounts for each reportable segment, for all periods presented. Additionally, the standard requires public entities to disclose the title and position of the Chief Operating Decision Maker (“CODM”) in the consolidated financial statements. These enhanced disclosures are required for all entities on an interim and annual basis, effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

4.Notes Receivable

On March 12, 2021, the Company sold equipment to Colorado Cannabis Company LLC (“Colorado Cannabis”). Colorado Cannabis is obligated to pay $215,000, payable in equal monthly installments for 18 months commencing 30 days from the date of taking possession of the equipment pursuant to the Purchase and Sale Agreement, dated January 29, 2021, between the Company and Colorado Cannabis. As of December 31, 2023 and 2022 the outstanding balance, including penalties for late payments, on the notes receivable from Colorado Cannabis Company totaled $0 and $11,944, respectively.

5.Inventory

The Company’s inventory consists of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Raw materials	$2,005,306	$2,325,482
Work in process	5,814,290	14,504,490
Finished goods	17,968,197	5,724,210
Total inventories	$25,787,793	$22,554,182

As of December 31, 2023 and 2022, the company recognized an adjustment to the net realizable value within its inventory of $4,268,085 and $0, respectively.

6.Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	December 31,	December 31,
	2023	2022
Land	$3,716,438	$3,716,438
Building	4,830,976	4,830,976
Leasehold improvements	15,917,124	4,100,165
Furniture and fixtures	651,676	655,698
Vehicles, machinery, and tools	4,040,908	3,796,695
Software, servers and equipment	5,404,592	4,132,621
Construction in progress	5,293,698	10,756,410
Total asset cost	$39,855,412	$31,989,003
Less: accumulated depreciation	(8,741,782)	(4,899,977)
Total property and equipment, net of depreciation	$31,113,630	$27,089,026

Depreciation expense for years ended December 31, 2023 and 2022 was $3,841,805 and $2,911,004, respectively.

7.Business Combinations

Business Combinations

On January 26, 2022, the Company acquired two retail dispensaries located in Boulder, Colorado pursuant to an asset purchase agreement dated June 25, 2021, with Double Brow, LLC, a wholly-owned subsidiary of the Company (“Double Brow”), BG3 Investments, LLC d/b/a Drift (“Drift”), Black Box Licensing, LLC, and Brian Searchinger, as the sole equity holder of Drift, as amended on October 28, 2021. The acquired assets included (i) the assets used in or related to Drift’s business of distributing, marketing, and selling recreational cannabis products and (ii) the leases for two retail dispensaries located in Boulder, Colorado. The aggregate closing consideration for the acquisition was (i) $1.92 million in cash, and (ii) 1,146,099 shares of Common Stock issued to Drift. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Drift acquisition resulted in $2.14 million of goodwill and $1.03 million of intangibles.

On February 8, 2022, the Company acquired its New Mexico business pursuant to a purchase agreement with Nuevo Holding, LLC, a wholly-owned subsidiary of the Company (“Nuevo Purchaser”), Nuevo Elemental Holding, LLC (“Elemental Purchaser” and together with Nuevo Purchaser, the “Nuevo Purchasers”), Reynold Greenleaf & Associates LLC (“RGA”), Elemental Kitchen and Laboratories, LLC, a wholly-owned subsidiary of RGA (“Elemental”), the equity holders of RGA and Elemental, and William N. Ford, in his capacity as Representative, as amended on February 9, 2022 (the “Nuevo Purchase Agreement”). The Nuevo Purchasers acquired substantially all the operating assets of RGA and all of the equity of Elemental and assumed specified liabilities of RGA and Elemental. Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for certain facilities managed by RGA were held by two not-for-profit entities (“NFP”): Medzen Services, Inc. (“Medzen”) and R. Greenleaf Organics, Inc. (“R. Greenleaf” and together with Medzen, the “Nuevo NFPs”). At the closing, Nuevo Purchaser gained control over the Nuevo NFPs by becoming the sole member of each of the Nuevo NFPs and replacing the directors of the two Nuevo NFPs with executive officers of the Company. The business acquired from RGA was a management company, providing branding, marketing, and consulting services, licensing certain intellectual property related to the business, and supporting Elemental and the Nuevo NFPs to promote, support, and develop sales and distribution of products. Elemental is engaged in the business of creating and distributing cannabis-derived products to licensed cannabis producers. Elemental and the Nuevo NFPs are in the business of cultivating, processing, and dispensing marijuana in New Mexico. At the closing of the Nuevo Purchase Agreement, Nuevo Purchaser entered into two separate Call Option Agreements containing substantially identical terms with each of the Nuevo NFPs. Each Call Option Agreement gives Nuevo Purchaser the right to acquire 100% of the equity or 100% of the assets of the applicable Nuevo NFP for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits an NFP to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. The aggregate closing consideration for the acquisitions was approximately (i) $32.20 million in cash, which included a $4.50 million cash earn-out based on EBITDA of the acquired businesses for the calendar year 2021, and (ii) $17.00 million in the form of an unsecured promissory note issued by Nuevo Purchaser to RGA, the principal amount of which is payable on February 8, 2025 with interest payable monthly at an annual interest rate of 5% (the “Nuevo Note”). The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the RGA acquisition resulted in $6.20 million of goodwill and $28.79 million of intangibles.

On February 9, 2022, the Company acquired MCG, LLC (“MCG”), which operates two dispensaries located in Denver and Manitou Springs, Colorado pursuant to the terms of an Agreement and Plan of Merger, dated November 15, 2021, with Emerald Fields Merger Sub, LLC, a wholly-owned subsidiary of the Company (“Emerald Fields”), MCG, MCG’s owners, and Donald Douglas Burkhalter, and James Gulbrandsen in their capacity as the Member Representatives, as amended on February 9, 2022 (the “MCG Merger Agreement”). Under the MCG Merger Agreement, MCG merged with and into Emerald Fields, with Emerald Fields continuing as the surviving entity. The aggregate closing consideration for the merger was $29.00 million, consisting of: (i) $16.00 million in cash; (ii) 7,145,724 shares of the Common Stock issued to the members of MCG; and (iii) an aggregate of $2.32 million was held back as collateral for potential claims for indemnification under the MCG Merger Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the MCG acquisition resulted in $19.85 million of goodwill and $12.40 million of intangibles.

On February 15, 2022, the Company acquired substantially all of the operating assets of Brow 2, LLC (“Brow”) related to its indoor cannabis cultivation operations located in Denver, Colorado (other than assets expressly excluded) and assumed certain liabilities for contracts acquired pursuant to the terms of the Asset Purchase Agreement, dated August 20, 2021, among Double Brow, Brow, and Brian Welsh, as the owner of Brow (the “Brow Purchase Agreement”). The acquired assets included a 37,000 square foot building, the associated lease, and equipment designed for indoor cultivation. After purchase price adjustments for pre-closing inventory, the aggregate consideration was $6.7 million, of which Double Brow paid $6.20 million at closing and held back $500,000 as collateral for potential claims for indemnification under the Brow Purchase Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Brow acquisition resulted in $1.79 million of goodwill and $3.97 million of intangibles.

On May 31, 2022, the Company acquired substantially all of the operating assets of Urban Dispensary, which operates a dispensary and indoor cultivation in Colorado, pursuant to the terms of an Asset and Personal Goodwill Purchase Agreement, dated March 11, 2022, with Double Brow, Urban Health & Wellness, Inc. d/b/a Urban Dispensary (“Urban Dispensary”), Productive Investments, LLC, and Patrick Johnson (the “Urban Purchase Agreement”). Urban Dispensary operated an indoor cannabis cultivation facility and a single retail dispensary, each located in Denver, Colorado. The aggregate consideration for the Urban Dispensary acquisition was $1.32 million in cash and 1,450,381 shares of Common Stock. The Company held back 219,848 shares from the stock consideration at closing as collateral for potential claims for indemnification from Urban Dispensary under the Urban Purchase Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Urban Dispensary acquisition resulted in $398,148 of goodwill and $2.49 million of intangibles.

On December 15, 2022, the Company acquired substantially all of the operating assets associated with two retail dispensaries located in Denver and Aurora, Colorado owned by Lightshade Labs LLC (“Lightshade”) pursuant to the terms of two Asset Purchase Agreements, dated September 9, 2022, among Double Brow, the Company, Lightshade, and Lightshade’s owners, Thomas Van Alsburg, Steve Brooks, and John Fritzel, as amended on December 15, 2021 (the “Lightshade Purchase Agreements”). After purchase price adjustments, the aggregate consideration for the acquisition was approximately $2.75 million, all of which was paid in cash. The Company deposited $300,000 of the purchase price in escrow as collateral for potential claims for indemnification from Lightshade under the Lightshade Purchase Agreements. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The Lightshade dispensary acquisition resulted in $1.89 million of intangibles and $449,000 of goodwill.

On May 11, 2023, the Company acquired certain of the operating assets of Cannabis Care Wellness Centers, LLC (d/b/a Smokey’s) and Green Medicals Wellness Center #5, LLC (d/b/a Smokey’s) (together referenced herein as “Smokey’s”), and assumed specific obligations of Smokey’s, pursuant to the terms of the Asset Purchase Agreement, dated January 25, 2023, among Smoke Holdco, LLC, a wholly-owned subsidiary of the Company (“Smokey’s Buyer”), Smokey’s, Jeremy Lewchuk, Thomas Wilczynski, T&B Holdings, LLC, and Thomas Wilczynski, as Representative (the “Smokey’s Purchase Agreement”). Pursuant to the Smokey’s Purchase Agreement, the Smokey’s Buyer acquired substantially all of Smokey’s’ assets related to its retail and medical cannabis stores located in Garden City, Colorado and Fort Collins, Colorado. After purchase price adjustments, the aggregate consideration for the Smokey’s acquisition was approximately $7.50 million, of which approximately $3.75 million was paid in cash and $3.75 million was paid in Company common stock. Total shares issued at closing equaled 2,884,615. The stock consideration is subject to post-closing reduction if the inventory or cash at closing is less than certain targets stated in the Smokey’s Purchase Agreement. The Company held back from issuance $600,000 from the stock consideration and $150,000 from the cash consideration as collateral for potential claims for indemnification from Smokey’s under the Smokey’s Purchase Agreement. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Smokey’s acquisition resulted in $2.16 million of goodwill and $5.28 million of intangibles, however, valuation has not been finalized.

On June 1, 2023, the Company acquired 14 retail dispensaries, one cultivation facility, and one manufacturing facility in New Mexico pursuant to an Asset Purchase Agreement, dated April 21, 2023, between Evergreen Holdco, LLC, a wholly-owned subsidiary of the Company (the “Everest Purchaser”), Sucellus, LLC (the “Everest Seller”), James Griffin, Brook Laskey, William Baldwin, Andrew Dolan, and Greg Templeton, and Brook Laskey, as Representative, as amended on June 1, 2023 (the “Everest Purchase Agreement”). The Everest Purchaser acquired substantially all of the operating assets of the Everest Seller and assumed specified liabilities of the Everest Seller, subject to the terms and conditions set forth in the Everest Purchase Agreement (the “Everest Acquisition”). Pursuant to existing laws and regulations in New Mexico, the cannabis licenses for the facilities managed by the Everest Seller are held by an NFP, Everest Apothecary, Inc., (“Everest”). At the closing, the Everest Purchaser gained control over Everest by replacing the officers and directors of Everest with officers of the Company. On the same date, the Everest Purchaser entered into a separate Call Option Agreement that gives the Everest Purchaser the right to acquire 100% of the equity or 100% of the assets of Everest for a purchase price of $100 if, in the future, the New Mexico legislature adopts legislation that permits an NFP to (i) convert to a for-profit corporation and maintain its cannabis license or (ii) sell its assets (including its cannabis license) to a for-profit corporation. After purchase price adjustments and subject to post-closing adjustments, the aggregate purchase price for Everest Acquisition paid at closing was approximately $42.36 million, of which $12.50 million was paid in cash, $17.35 million was paid in the form of an unsecured promissory note issued by the Everest Purchaser to the Everest Seller (the “Everest Note”), $8.00 million was paid in Company common stock in the amount of 7,619,047 shares and $3.0 million is payable in two installment payments of $1,250,000 due to the Everest Seller on August 30, 2023 and November 28, 2023 (the “Everest Deferred Purchase Price”). In addition to the foregoing, the Everest Purchaser may be required to make a potential “earn-out” payment of up to an additional $8.00 million, payable in Company common stock priced at closing of the Everest Acquisition. The earn-out is based on the revenue performance of certain retail stores of Everest for the 12-month period following such stores opening for business and is revalued quarterly. Management currently estimates the expected earn-out payment to equal approximately $2.10 million based on current projections. Indemnification claims permitted under the Everest Purchase Agreement will be offset against the Everest Note. The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the Everest acquisition resulted in $5.12 million of goodwill and $25.15 million of intangibles, however, valuation has not been finalized.

On June 15, 2023, the Company acquired substantially all of the operating assets of Standing Akimbo, LLC (“Standing Akimbo”) related to its medical cannabis store located in Denver, Colorado pursuant to the terms of the Asset Purchase Agreement, dated April 13, 2023 (the “Akimbo Purchase Agreement”), between Double Brow, Standing Akimbo, Spencer Kirson, and John Murphy (together with Spencer Kirson and John Murphy, the “Akimbo Equityholders”). The aggregate consideration for the acquisition was approximately $9.35 million, of which $3.75 million is payable in cash (“Akimbo

Cash Consideration”) and approximately $5.54 million payable in the form of Company common stock (“Akimbo Stock Consideration” and together with the Akimbo Cash Consideration, the “Akimbo Purchase Price”). At the closing of the acquisition, the Company paid $1 million of the Akimbo Cash Consideration in cash, and approximately $4.50 million of the Akimbo Purchase Price in Company common stock for a total of 4,488,691 shares at a per share price of $1.00 per share. The Company also held back approximately $1.00 million worth of shares from the Akimbo Stock Consideration as collateral for potential claims for indemnification from Standing Akimbo and the Akimbo Equityholders under the Akimbo Purchase Agreement. The Company is obligated to pay the remainder of the Akimbo Cash Consideration over 12 fiscal quarters starting on July 15, 2023, as set forth in the Akimbo Purchase Agreement (the “Akimbo Deferred Purchase Price”). The Company utilized purchase price accounting to value assets acquired, which values such assets at approximately fair market value. The purchase price accounting for the acquisition of Standing Akimbo resulted in $1.77 million of goodwill and $7.25 million of intangibles, however, valuation has not been finalized.

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

These transactions were accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). In consideration of the sale and transfer of the acquired assets the Company paid as follows:

	Evergreen Holdco, LLC	Standing Akimbo, LLC	Smoke Holdco, LLC
Cash	$12,500,000	$1,000,000	$3,750,000
Akimbo Deferred Purchase Price	—	2,807,475	—
Everest Deferred Purchase Price	2,385,000	—	—
Seller notes	17,350,291	—	—
Common stock	8,000,000	5,542,990	3,750,000
Expected earn-out	2,130,654	—	—
Total purchase price	$42,365,945	$9,350,465	$7,500,000

Description	Evergreen Holdco, LLC	Standing Akimbo, LLC	Smoke Holdco, LLC
Assets acquired:
Cash	$1,412,722	$2,100	$800
Accounts receivable	716,440	—	—
Inventory	10,177,488	330,000	67,630
Fixed assets	1,443,149	—	—
Intangible assets	25,150,226	7,249,732	5,276,415
Goodwill	5,122,417	1,768,633	2,155,155
Operating lease right of use assets	4,610,779	—	—
Total assets acquired	$48,633,221	$9,350,465	$7,500,000
Liabilities and Equity assumed:
Accounts payable and accrued expenses	$1,656,497	$—	$—
Lease liability	4,610,779	—	—
Total liabilities assumed	6,267,276	—	—
Estimated fair value of net assets acquired	$42,365,945	$9,350,465	$7,500,000

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

	For The Year Ended
	December 31, 2023
	Medicine Man Technologies	Evergreen Holdco, LLC		Total
	(audited)	(unaudited)		(unaudited)

Pro forma revenue	$43,324,816	9,152,029		$52,476,845
Pro forma net income:
Pre- acquisition net income		1,697,236
Pro forma adjustments:
(a) Transaction costs		232,853	(a)
(b) Interest expense on Everest Note		(91,146)	(b)
(c) Depreciation and intangible amortization		(783,042)	(c)
(d) Income tax expense		(1,025,000)	(d)
Total pro forma adjustments		(1,666,335)
Total pro forma net income	$(32,970,793)	30,901		$(32,939,892)

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

	For The Year Ended
	December 31, 2022
	Medicine Man Technologies	Evergreen Holdco, LLC		Total
	(audited)	(unaudited)		(unaudited)

Pro forma revenue	$159,379,219	22,439,548		$181,818,767
Pro forma net income:
Pre- acquisition net income		3,878,250
Pro forma adjustments:
(a) Transaction costs		(232,853)	(a)
(b) Interest expense on Everest Note		(218,750)	(b)
(c) Depreciation and intangible amortization		(1,879,302)	(c)
Total pro forma adjustments		(2,330,905)
Total pro forma net income	$(18,467,615)	1,547,345		(16,920,270)

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

Asset Acquisitions

On December 15, 2022, the Company acquired certain operating assets of a retail dispensary of Pikes Peak Industries LLC d/b/a Bud EZ (“Bud EZ”) for $200,020 in cash consideration pursuant to the terms of a License Purchase Agreement, dated August 31, 2022, by and among the Company, Double Brow, Bud EZ, and John Jackson. Bud EZ operates a medical retail dispensary in Colorado Springs, Colorado.

In two separate closings on June 16, 2023, and September 13, 2023, the Company acquired a retail marijuana license and a medical marijuana license, respectively, from Stellar. Pursuant to the terms of the License Transfer Agreement, as amended and restated on April 17, 2023, the aggregate consideration for the Stellar medical and retail licenses was $3 million in cash. The Company held back $300,000 from the cash consideration as collateral for potential claims for indemnification from Stellar.

Acquisition related expenses incurred during the years ended December 31, 2023, and 2022, totaled $4.78 million and $6.82 million, respectively, and were recorded within selling, general and administrative expenses in the accompanying consolidated statement of comprehensive (loss) and income.

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

The Company performed its annual fair value assessment as of December 31, 2023, on its subsidiaries with material goodwill on their respective balance sheets and recognized a goodwill impairment charge of $1,801,740. Impairment is recorded when the carrying values of the reporting units exceed the estimated fair value of such amounts.

As of December 31, 2022, acquisition valuations that resulted in goodwill were recorded with Other until final valuation was completed. Upon final valuation in 2023, the Company reclassified acquisition valuations that resulted in intangible assets from goodwill and correctly categorized amongst our Retail, Wholesale and Other segments. During 2023, the Company began estimating the valuation amongst intangible assets and segments upon the initial recording of the valuation from the acquisitions. As of December 31, 2022 and 2023, the goodwill balance in Other and the measurement-period adjustment to prior year acquisition mostly relates to Retail and Wholesale segments.

As of December 31, 2023, the balance of goodwill, by segment, consisted of the following:

	Retail	Wholesale	Other	Total

Balance as of January 1, 2023	$52,583,794	$7,219,936	$34,801,571	$94,605,301
Goodwill acquired during the period	9,046,205	—	—	9,046,205
Measurement-period adjustment to prior year acquisition	(5,565,567)	—	(28,785,000)	(34,350,567)
Goodwill Impairment during 2023	(104,148)	(1,697,592)	—	(1,801,740)
Balance as of December 31, 2023	$55,960,284	5,522,344	$6,016,571	$67,499,199

As of December 31, 2022, the balances of goodwill, by segment, consisted of the following:

	Retail	Wholesale	Other	Total

Balance as of January 1, 2022	$26,349,025	13,964,016	$3,003,226	$43,316,267
Goodwill acquired during the period	25,594,768	1,792,000	34,981,571	62,368,339
Measurement-period adjustment to prior year acquisition	640,001	—	—	640,001
Goodwill Impairment during 2022	—	(8,536,080)	(3,183,226)	(11,719,306)
Balance as of December 31, 2022	$52,583,794	7,219,936	$34,801,571	$94,605,301

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

As of December 31, 2023 and 2022 intangible assets were comprised of the following:

	December 31, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
License agreements	$183,740,142	$(25,092,938)	$111,491,280	$(12,154,237)
Tradename	7,931,500	(3,757,875)	6,021,500	(1,862,242)
Customer relationships	5,150,000	(2,210,119)	5,150,000	(1,474,405)
Non-compete	2,053,000	(1,645,833)	1,265,000	(765,556)
Product license and registration	—	—	57,300	(21,783)
Trade secret	—	—	32,500	(12,639)
Total Intangible Assets	$198,874,642	$(32,706,765)	$124,017,580	$(16,290,862)

Amortization expense for the years ended December 31, 2023 and 2022 was $16,415,903 and $8,638,112, respectively. No impairment charges were recorded for the years ended December 31, 2023 and 2022.

The following table presents the Company’s future projected annual amortization expense as of December 31, 2023:

2024	$15,124,635
2025	14,781,757
2026	13,970,580
2027	13,330,407
2028	12,492,489
Thereafter	96,468,009
Total future projected annual amortization expense	$166,167,877

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

On June 11, 2019, the Company granted the right to receive 1,000,000 shares of restricted Common Stock to an officer, which was set to vest when the Company’s stock price appreciated to $0 per share with defined minimum average daily trading volume thresholds. This right expired January 8, 2022.

The Company accounts for derivative instruments in accordance with the GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. The Company estimated the fair value of these derivatives at the respective balance sheet dates using the Black-Scholes option pricing model based upon the following inputs: (i) stock price on the date of grant ranging between $1.32 - $3.75, (ii) the contractual term of the derivative instrument ranging between 1 - 3 years, (iii) a risk-free interest rate of 4.85% and (iv) an expected volatility of the price of the underlying Common Stock of 45%.

The fair value of these derivative liabilities was $0 as of December 31, 2023 and 2022, respectively as these rights expired on January 8, 2022.

Investor Note

The Company issued Investor Notes in an aggregate principal amount of $95.00 million on December 7, 2021.

The Company accounts for derivative instruments in accordance with the GAAP accounting guidance under ASC 815 Derivatives and Hedging Activities. In accordance with GAAP, a contract to issue a variable number of equity shares fails to meet the definition of equity and must instead be classified as a derivative liability and measured at fair value with changes in fair value recognized in the accompanying consolidated statements comprehensive (loss) and income at each period-end. The Company utilizes a Monte Carlo simulation in determining the appropriate fair value. The derivative liability will ultimately be converted into the Company’s equity when the Investor Notes are converted or will be extinguished on the repayment of the Investor Notes. The derivative liability will not result in the outlay of any additional cash by the Company. Upon initial recognition in 2021, the Company recorded a derivative liability and debt discount of $48,936,674 in relation to the derivative liability portion of the Investor Notes.

The fair value of these derivative liabilities is $638,020 and $16,508,253 as of December 31, 2023 and 2022, respectively. The change in the fair value of derivative liabilities is a decrease of $15,870,232 and $18,414,760 for the years ended December 31, 2023 and 2022, respectively. The Company recorded $8,523,493 and $7,484,613 in amortization related to the debt discount for the year ended December 31, 2023 and 2022, respectively.

11.Debt

Term Loan — On February 26, 2021, the Company entered into a Loan Agreement with SHWZ Altmore, LLC, as lender, and GGG Partners LLC, as collateral agent. Upon execution of the Loan Agreement, the Company received $10.0 million of loan proceeds. In connection with the Company’s acquisition of Southern Colorado Growers, the Company received an additional $5.0 million of loan proceeds under the Loan Agreement. The term loan incurs 15% interest per annum, payable quarterly on March 1, June 1, September 1, and December 1 of each year. The Company will be required to make principal payments beginning on June 1, 2023, in the amount of $750,000, payable quarterly with the remainder of the principal due upon maturity on February 26, 2025.

Under the terms of the loan, the Company must comply with certain restrictions. These include customary events of default and various financial covenants including, maintaining (i) a consolidated fixed charge coverage ratio of at least 1.3 at the end of each fiscal quarter beginning in the first quarter of 2022, and (ii) a minimum of $3 million in a deposit account in which the lender has a security interest. As of December 31, 2023, the Company was in compliance with the requirements described above.

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

Investor Notes – On December 3, 2021, the Company and the Subsidiary Guarantors entered into a Securities Purchase Agreement with 31 accredited investors pursuant to which the Company agreed to issue and sell to the investors 13% senior secured convertible notes due December 7, 2026, in an aggregate principal amount of $95.0 million for an aggregate purchase price of $93.1 million (reflecting an original issue discount of $1.9 million or 2%) in the private placement. On December 7, 2021, the Company consummated the private placement and issued and sold the Investor Notes. The Company received net proceeds of approximately $92.0 million at the closing, after deducting a commission to the placement agent and estimated offering expenses associated with the private placement payable by the Company.

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

Nuevo Note - As part of the acquisition under the Nuevo Purchase Agreement, the company entered into a deferred payment arrangement with the sellers requiring the Company to make payments on an aggregate amount of $17.0 million. The deferred payment arrangement incurs 5% interest per year, payable on the first of each month. The principal is due February 7, 2025.

Everest Note – On June 1, 2023, in connection with the Everest Purchase Agreement, the Everest Purchaser issued the Everest Note to the Everest Seller, requiring the Company to make payments on an aggregate amount of $17.35 million. The Everest Note incurs 5% interest per year, payable quarterly starting June 30, 2023. Two initial principal and interest payments of $1,250,000 are due on August 30, 2023 and November 28, 2023. The Company is required to make installment payments of principal and interest starting June 30, 2025, and the total outstanding principal is due and payable on May 31, 2027.

Akimbo Deferred Purchase Price – On June 15, 2023, in connection with the Akimbo Purchase Agreement, the Company entered into an agreement to pay $2.8 million of the Akimbo Cash Consideration over 12 fiscal quarters starting on July 15, 2023. The Akimbo Deferred Purchase Price arrangement incurs 5% of imputed interest payable over four years starting on July 15, 2023.

The following tables sets forth our indebtedness as of December 31, 2023 and 2022, respectively, and future obligations:

	December 31,	December 31,
	2023	2022

Term loan dated February 26, 2021, in the original amount of $10,000,000. An additional $5,000,000 was added to the loan agreement on July 28, 2021. Interest of 15% per annum, due quarterly. Principal payments begin June 1, 2023.	$12,750,000	$15,000,000

Seller notes dated December 17, 2020, in the original amount of $44,250,000. Interest of 12% per annum, due monthly. Principal payments begin December 17, 2025.	44,250,000	44,250,000

Investor note dated December 3, 2021, in the original amount of $95,000,000. Interest of 13% per annum, 9% payable in cash and 4% accreting to the principal amount.	103,142,994	99,118,391

Nuevo note dated February 7, 2022, in the original amount of $17,000,000. Interest of 5% per annum, due monthly. Principal balance is due February 7, 2025.	17,000,000	17,000,000

Everest note dated June 1, 2023, in the original amount of $17,350,291. Interest of 5% per annum, due quarterly. Principal payments begin August 30, 2023.	14,984,375	—

Akimbo Deferred Purchase Price effective June 15, 2023, in the original amount of $2,807,474. Imputed interest of 5% per annum. Principal payments begin July 15, 2023.	2,069,172	—

Less: unamortized debt issuance costs	(4,917,644)	(6,603,695)
Less: unamortized debt discount	(32,469,683)	(40,993,176)

Total long-term debt	156,809,214	127,771,520
Less: current portion of long-term debt	(3,547,011)	(2,250,000)

Long term debt and unamortized debt issuance costs	$153,262,203	$125,521,520

		Unamortized
	Principal	Debt Issuance	Unamortized	Net Long
	Payments	Costs	Debt Discount	Term Debt
2024	3,547,011	1,686,049	9,734,935	(7,873,973)
2025	42,128,139	1,686,049	11,057,799	29,384,291
2026	135,634,107	1,545,546	11,676,949	122,411,612
2027	12,887,284	—	—	12,887,284
Total	$194,196,541	$4,917,644	$32,469,683	$156,809,214

12.Leases

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Leases with a term greater than one year are recognized on the balance sheet at the time of lease commencement or modification of an ROU operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	December 31, 2023
Asset
Operating lease right of use assets	Noncurrent assets	$34,233,142
Liabilities
Lease liabilities	Current liabilities	$4,922,724
Lease liabilities	Noncurrent liabilities	30,133,452

Maturities of Lease Liabilities

The following table presents the Company’s future minimum lease obligation under ASC 842 as of December 31, 2023:

2024	$8,753,538
2025	7,704,717
2026	6,935,556
2027	5,409,672
2028	4,643,953
Thereafter	21,381,630
Total future minimum lease obligations	$54,829,065
Less: interest	(19,772,889)
Present value of lease liabilities	$35,056,176

13.Stockholders’ Equity

The Company is authorized to issue two classes of stock, Common Stock, par value $0.001 per share and Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”).

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

The Company had 85,534 shares of Preferred Stock issued, of which 944 were held in escrow and were non-voting, as of December 31, 2023 and 86,994 shares of Preferred Stock issued, of which 944 were held in escrow and were non-voting, as of December 31, 2022. Among other terms, each share of Preferred Stock (i) earns an annual dividend of 8% on the “preference amount,” which initially is equal to the $1,000 per-share purchase price and subject to increase, by having such dividends automatically accrete to, and increase, the outstanding preference amount; (ii) is entitled to a liquidation preference under certain circumstances, (iii) is convertible into shares of Common Stock by dividing the preference amount by $1.20 per share under certain circumstances, and (iv) is subject to a redemption right or obligation under certain circumstances. Accumulated and declared preferred dividends were $8,154,993 and $7,802,809 as of December 31, 2023 and December 31, 2022, respectively.

Conversion of Preferred Stock to Common Stock

On September 6, 2023, a holder of Preferred Stock converted 500 shares of Preferred Stock into 514,512 of Common Stock.

On December 18, 2023, two holders of Preferred Stock converted 480 shares of Preferred Stock each, resulting in 504,108 shares of Common Stock for one holder and 504,108 shares of Common Stock for the other.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock at a par value of $0.001. The Company had 74,888,392 shares of Common Stock issued, and 73,968,242 shares of Common Stock outstanding, 920,150 of treasury stock as of December 31, 2023, and 56,352,545 shares of Common Stock issued, 55,212,547 shares of Common Stock outstanding, 920,150 of treasury stock and 219,848 shares of Common Stock in escrow as of December 31, 2022.

Common Stock Issued as Compensation to Employees, Officers, and Directors

For the year ended December 31, 2022, the Company issued 929,941 shares of Common Stock valued at $1,027,288 to employees, officers, and directors as compensation.

For the year ended December 31, 2023, the Company issued 1,224,400 shares of Common Stock valued at $974,093 to employees, officers, and directors as compensation.

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

The Company recognized $3,574,831 and $2,672,713 in expense for stock-based compensation from Common Stock options, RSUs and PSUs issued to employees, officers, and directors during the years ended December 31, 2023 and 2022, respectively.

The following table summarizes the ISO Awards activity granted under the Equity Plan as of the year ended December 31, 2023 and 2022.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	10,356,500	$2.13	7.08	$772,996
Granted	7,145,000	1.14	9.23	—
Forfeited	(991,500)	1.36	—	—
Vested	(2,061,250)	2.05	—	—
Balance at December 31, 2023	14,448,750	$1.86	6.16	$—
Exercised	—	—	—	—
Exercisable at December 31, 2023	14,448,750	$1.86	6.16	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2023 and 2022, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2023 and 2022. This amount will change in future periods based on the fair market value of the Company’s shares and the number of options outstanding.

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during year ended December 31, 2023 and 2022, using the following ranges of assumptions:

	December 31, 2023	December 31, 2022
Risk free rate	3.88%	3.96%
Expected dividend yield	0%	0%
Expected volatility	75.97%	78.97%
Expected option life	4.75 to 6.25 years	4.75 to 6.25 years

The following table summarizes the number of unvested RSU awards under the LTIP as of December 31, 2023 and 2022.

Options	Shares	Weighted-Average Grant Date Fair Value
Unvested shares at January 1, 2023	—	$—
Granted	1,600,000	1.03
Exercised	—	—
Forfeited or expired	—	—
Vested	(400,000)	1.03
Unvested at December 31, 2023	1,200,000	$1.03

The following table summarizes the number of unvested PSU awards under the LTIP as of December 31, 2023 and 2022.

Performance Share Units	Units	Weighted-Average Grant Date Fair Value
Unvested shares at January 1, 2023	-	$-
Granted	702,432	1.03
Exercised	-	-
Forfeited or expired	(25,976)	1.03
Vested	-	-
Unvested at December 31, 2023	676,456	$1.03

The following table summarizes the ISO Awards activity granted under the LTIP as of December 31, 2023 and 2022.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	—	$—	—	$—
Granted	702,432	1.03	9.35	—
Forfeited	(25,976)	1.03	—	—
Vested	—	—	—	—
Balance at December 31, 2023	676,456	$1.03	9.35	$—
Exercised	—	—	—	—
Exercisable at December 31, 2023	676,456	$1.03	9.35	—

Other Equity Awards

During 2021, the company granted an option award outside of the Equity Plan to a former officer of the Company to purchase an aggregate of 2,000,000 shares of Common Stock at an exercise price of $1.49 per share, which vested immediately. As of December 31, 2023, none of the options were exercised and 2,000,000 options were outstanding. The weighted average exercise price as of December 31, 2023, was $1.49 per share. There was no aggregate intrinsic value calculated because the calculated far value of the Company's stock as of December 31, 2023 and 2022, was determined to be less than the exercise price of each option. The weighted average remaining contractual life as of December 31, 2023 and 2022, was approximately 2 months and 3 months, respectively.

As permitted under ASC 718, the Company has an accounting policy to account for forfeitures when they occur.

Common and Preferred Stock Issued as Payment for Acquisitions

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

On May 31, 2022, the Company issued 1,450,381 shares of Common Stock valued at $1,900,000 for the acquisition of Urban Dispensary, of which 219,848 shares valued at $288,000 were held back as collateral for satisfaction of potential indemnity claims pursuant to the underlying purchase agreement. In December 2023, the Company released 182,262 shares of escrow valued at $238,763 and cancelled 37,586 shares valued at $49,237 for satisfaction of indemnity claims pursuant to the asset purchase agreement with Urban Dispensary.

On May 11, 2023, the Company issued 2,884,615 shares of Common Stock valued at $3,150,000 for the acquisition of Smokey’s.

On June 1, 2023, the Company issued 7,619,047 shares of Common Stock valued at $8,000,000 for the acquisition of Everest.

On June 15, 2023, the Company issued 4,488,691 shares of Common Stock valued at $4,488,692 for the acquisition of Standing Akimbo.

On December 29, 2023, the Company issued 555,567 shares of Common Stock valued at $583,346 for the acquisition of Everest.

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

During the year ended December 31, 2020, the Company issued 187,500 Common Stock purchase warrants to an accredited investor with an exercise price of $3.50 per share with an expiration date of three years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $3.50 , (ii) the contractual term of the warrant of three years , (iii) a risk-free interest rate ranging between 0.21% - 0.38% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 173.07% - 187.52%. As of December 31, 2023, the 187,500 Common Stock purchase warrants have expired.

During 2021, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock as purchase consideration for the acquisition of certain Star Buds assets. These warrants have an exercise price of $1.20 per share and expiration dates five years from the date of issuance. In addition, the Company issued a warrant to purchase an aggregate of 1,500,000 shares of Common Stock to SHWZ Altmore, LLC in connection with entering into the Loan Agreement. This warrant has an exercise price of $2.50 per share and expires five years from the date of issuance. The Company estimated the fair value of these warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $1.20 or $2.50, respectively, (ii) the contractual term of the warrant of five years, (iii) a risk-free interest rate ranging between 0.21% - 1.84% and (iv) an expected volatility of the price of the underlying Common Stock ranging between 157.60% - 194.56%.

The following table reflects the change in Common Stock purchase warrants:

	Equity Classified Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2022	7,218,750	$1.76	2.99
Warrants exercised	—	—	—
Warrants forfeited/expired	(187,500)	—	—
Warrants issued	—	—	—
Balance as of December 31, 2023	7,031,250	$1.48	2.11

14.Earnings per share (Basic and Dilutive)

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share (“ASC 260”). ASC 260 requires presentation of both basic and diluted Earnings Per Share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to Common Stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. These potential dilutive shares include vested stock options, stock purchase warrants, shares of Preferred Stock, and RSUs. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the years ended December 31, 2023 and 2022:

	For the Year Ended
	December 31,
	2023	2022
Numerator:
Net income (loss)	$(34,549,344)	$(18,467,615)
Less: Accumulated preferred stock dividends for the period	(8,154,993)	(7,802,809)
Net income (loss) attributable to common stockholders	$(42,704,337)	$(26,270,424)

Denominator:
Weighted-average shares of common stock	64,535,245	53,637,003

Basic earnings (loss) per share	$(0.66)	$(0.49)

Numerator:
Net income (loss) attributable to common stockholders – Basic	(42,704,337)	(26,270,424)
Add: Investor note accrued interest	1,686,051	4,007,557
Add: Investor note amortized debt discount	8,523,493	7,484,613
Less: Loss on derivative liability related to investor note	15,870,233	(18,414,760)
Net income (loss) attributable to common stockholders – dilutive	$(16,624,560)	$(33,193,014)

Denominator:
Weighted-average shares of common stock	64,535,245	53,637,003
Dilutive effect of investor notes	50,603,812	49,379,715
Diluted weighted-average shares of common stock	115,139,056	103,016,719

Diluted earnings (loss) per share	$(0.66)	$(0.49)

Basic net loss per share attributable to common stockholders is computed by dividing reported net loss attributable to common stockholders by the weighted average number of common shares outstanding for the reported period. Note that for purposes of basic loss per share calculation, stock purchase warrants, vested stock options, shares of Preferred Stock and RSUs are excluded from the calculation as for the years ended December 31, 2023 and 2022, as the inclusion of the common share equivalents would be anti-dilutive.

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

The following table sets forth the components of income tax (benefit) expense for the years ended December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Current:
Federal	$20,745,917	$17,127,037
State	1,900,829	483,037
Total current tax expense	$22,646,746	$17,610,074

	December 31,	December 31,
	2023	2022
Deferred:
Federal	$(725,879)	$(611,750)
State	(2,180,272)	(2,100,260)
Total deferred tax expense (benefit)	$(2,906,151)	$(2,712,010)

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Income (loss) before income taxes	$(15,408,802)	$(3,569,552)
Statutory tax rate	21%	21%
Expense (benefit) based on statutory rates	(3,235,848)	(749,606)

State income taxes	(1,171,514)	(949,986)
Expenses disallowed under IRC Section 280E	19,957,552	16,308,522
Stock-based compensation	89,286	177,912
Remeasurement on derivative liability	(3,332,749)	(3,867,100)
Nondeductible penalties	1,796,633	-
Other permanent differences	941,328	244,130
Change in valuation allowance	-	(2,062,697)
Change in state rate	17,230	(176,568)
Return to provision	3,416,949	4,890,722
Deferred tax true-up	1,058,492	1,082,735
Other adjustments	203,236	-
Total income tax expense	$19,740,595	$14,898,064

The following tables set forth the components of deferred income taxes as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$1,619,741	$—
Interest expense carryforwards	2,744,673	1,129,939
Goodwill and intangible assets	2,573,017	2,359,197
Lease liabilities	3,275,084	1,705,867
Share based compensation accruals	219,966	598,861
Loyalty points	365,565	412,218
Fixed assets	235,839	367,776
Capitalized transaction costs	114,269	217,320
Bad debt allowance	26,953	36,742
Accrued expenses	48,600	8,537
Net deferred tax assets	11,223,707	6,836,457

Deferred tax liabilities:
Goodwill and intangible assets	5,902,988	5,594,714
Operating leases	3,206,284	1,595,394
Unrealized loss	117,946	117,750
Cash-to-accrual	—	30,669
Net deferred tax liabilities	9,227,218	7,338,527

Total net deferred tax assets (liabilities)	$1,996,489	$(502,070)

As of December 31, 2023, the Company has gross Federal net operating loss carryforwards of $3,266,624, which can be carried forward indefinitely, and gross state net operating loss carryforwards of $18,642,171, which begin to expire in 2040. Federal and State tax laws impose significant restrictions on the utilization of tax attribute carryforwards in the event of a change in ownership of the Company, as defined by IRC Section 382. The Company has not completed a formal IRC 382 analysis but plans on doing so prior to utilizing its net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2022, the Company released its $2,062,697 valuation allowance that was recorded on all deferred tax assets as the Company had additional sources of income, primarily related to acquired deferred tax liabilities with known reversal periods, that result in future taxable income in excess of its deferred tax assets as of December 31, 2022. As of December 31, 2023, the Company continues to have no valuation allowance recorded on its deferred tax assets as it believes it is more likely than not that its deferred tax assets will be realized in future periods.

The Company is subject to examination of its income tax returns for the tax years where the statute of limitations remains open. Because tax matters that may be challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the impact of a tax position only after determining that it is more likely than not that the tax position will be sustained upon examination. As of December 31, 2023 and 2022, the Company had no uncertain tax positions nor unrecognized tax benefits and does not expect this to significantly change within the next twelve months.

The Company files income tax returns in the United States, Colorado, and New Mexico. The federal statute of limitations remains open for the 2018 tax year to present. The state statutes of limitations remain open for the 2019 tax year through present.

16.Related Party Transactions

Transactions with Jonathan Berger

On May 4, 2022, and June 14, 2022, the Company issued 40,463 shares of Common Stock valued at $70,001 and 22,728 shares of Common Stock valued at $35,001, respectively, to Mr. Berger as compensation for services on the Board. On June 24, 2022, the Company issued 19,085 shares of Common Stock valued at $25,001 to Mr. Berger as compensation for services as the Chair of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board. On September 22, 2022, the Company issued 102,355 shares of Common Stock valued at $100,000 to Mr. Berger as compensation for services as Lead Independent Director of the Board.

On April 5, 2023, the Company issued 50,971 shares of Common Stock valued at $52,500 to Mr. Berger as compensation for services on the Board. On May 3, 2023, the Company issued 12,136 shares of Common Stock valued at $12,500 to Mr. Berger as compensation for services as the Chair of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board.

On September 29, 2023, the Company issued 40,900 shares of Common Stock valued at $32,311 to Mr. Berger as compensation for services on the Board and the Audit Committee, and, for the period from July 1, 2023 to August 2, 2023, for services as Chair of the Compensation Committee, and Nominating and Corporate Governance Committee of the Board.

On December 29, 2023, the Company issued 89,080 shares of Common Stock valued at $54,250 to Mr. Berger as compensation for services on the Board and, for services as Chair of the Audit Committee of the Board.

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

On September 29, 2023, the Company issued 34,253 shares of Common Stock valued at $27,060 to Mr. Cozad as compensation for service on the Board and, for the period from August 2, 2023, to September 30, 2023, for services as the Chair of the Nominating and Corporate Governance Committee of the Board.

On December 29, 2023, the Company issued 45,156 of Common Stock valued at $27,500 to Mr. Cozad as compensation for service on the Board and, for services as the Chair of the Nominating and Corporate Governance Committee of the Board.

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

The Company granted Dye Cann I certain demand and piggyback registration rights with respect to the shares of Common Stock sold under the Dye Cann I SPA and issuable upon exercise of the warrants sold under the Dye Cann I SPA. The Company also granted Dye Cann I the right to designate one or two individuals for election or appointment to the Company’s board of directors (the “Board”) and Board observer rights. Further, under the Dye Cann I SPA, until June 5, 2022, if the Company desires to pursue debt or equity financing, the Company must first give Dye Cann I an opportunity to provide a proposal to the Company with the terms upon which Dye Cann I would be willing to provide or secure such financing. If the Company does not accept Dye Cann I’s proposal, the Company may pursue such debt or equity financing from other sources but Dye Cann I has a right to participate in such financing to the extent required to enable Dye Cann I to maintain the percentage of Common Stock (on a fully-diluted basis) that it then owns, in the case of equity securities, or, in the case of debt, a pro rata portion of such debt based on the percentage of Common Stock (on a fully-diluted basis) that it then owns. The warrants granted to Dye Cann I pursuant to the Dye Cann I SPA expired during 2022 and 2023.

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

The Company also acquires certain advertising and marketing services from Tella Digital, an on-premises digital experience solution, of which Mr. Dye is a partial owner and Chairman of the Board. For the years ended December 31, 2023 and 2022, the Company recorded expenses from Tella Digital of $503,342 and $382,622, respectively.

On September 29, 2023, the Company issued 130,801 shares of Common Stock valued at $103,333 to Mr. Dye for services as Chairman of the Board for the periods of May 27, 2023 to June 30, 2023, and through December 31, 2023.

On December 29, 2023, the Company issued 123,153 shares of Common Stock valued at $75,000 to Mr. Dye for services as Chairman of the Board.

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

On December 29, 2023, the Company issued 15,158 shares of Common Stock valued at $9,231 to Mr. Garwood as compensation for service on the Board for the period from October 1, 2023 to November 2, 2023.

Transactions with Entities Affiliated with Nirup Krishnamurthy

The Company also acquires certain advertising and marketing services from Tella Digital, an on-premises digital experience solution, of which Mr. Krishnamurthy is a partial owner and serves as director on Tella Digital’s board. For the years ended December 31, 2023 and 2022, the Company recorded expenses of $503,342 and $382,622, respectively.

On May 24, 2023, the Company entered into an Amended and Restated Employment Agreement with Mr. Krishnamurthy following his appointment as Chief Executive Officer (the “CEO Agreement”). Pursuant to the CEO Agreement, the Company granted Mr. Krishnamurthy an additional 800,000 stock options and 1,600,000 restricted stock units under the Equity Plan. The stock options vest in equal installments over four years starting on the first anniversary of the effective date of the CEO Agreement, and the restricted stock units vest in four equal installments, with the first tranche of 400,000 RSUs, valued at $412,000 vesting immediately upon execution of the CEO Agreement and the remainder to vest on each anniversary of the effective date of the CEO Agreement, unless the CEO resigns his employment and unilaterally terminates the CEO Agreement.

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

On December 29, 2023, the Company issued 43,103 shares of Common Stock valued at $26,250 to Mr. Montalbano as compensation for service on the Board.

Transactions with Pratap Mukharji

On December 7, 2021, the Company entered into a Securities Purchase Agreement with Pratap Mukharji pursuant to which the Company issued an Investor Note in the aggregate principal amount of $200,000 to Mr. Mukharji for $196,000 in cash. The Investor Note bears interest at 13% per year paid quarterly commencing March 31, 2022, in cash for an amount equal to the amount payable on such date as if the Note was subject to an annual interest rate of 9% with the remainder of the accrued interest payable as an increase to the principal amount of the Note. Mr. Mukharji is a member of the Board.

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

On December 29, 2023, the Company issued 43,103 shares of Common Stock valued at $26,250 to Mr. Mukharji as compensation for service on the Board.

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

On December 29, 2023, the Company issued 43,103 shares of Common Stock valued at $26,250 to Mr. Rubin as compensation for service on the Board.

Transactions with Bradley Stewart

On April 5, 2023, and May 3, 2023, the Company issued 13,825 shares of Common Stock valued at $14,240 on each date to Mr. Stewart as compensation for service on the Board.

On September 29, 2023, the Company issued 34,870 shares of Common Stock valued at $27,547 to Mr. Stewart as compensation for service on the Board and, for the period from August 2, 2023 to September 30, 2023, for service as Chair of the Compensation Committee of the Board.

On December 29, 2023, the Company issued 46,388 shares of Common Stock valued at $28,250 to Mr. Stewart as compensation for service on the Board, and for service as Chair of the Compensation Committee of the Board.

Transactions with Kathy Vrabeck

On December 29, 2023, the Company issued 27,946 shares of Common Stock valued at $17,019 to Ms. Vrabeck as compensation for service on the Board for the period from November 2, 2023 to December 31, 2023.

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

Between December 17, 2020, and March 2, 2021, the Company’s wholly-owned subsidiary SBUD LLC acquired the Star Buds assets. The aggregate purchase price for the Star Buds assets was $118 million, paid as follows: (i) $44.25 million in cash at the applicable closings, (ii) $44.25 million in deferred cash, also referred to in this report as “seller note(s),” (iii) 29,506 shares of Series A Preferred Stock, of which 25,078 shares were issued at the applicable closings and 4,428 shares were held back by the Company as collateral for potential indemnification obligations pursuant to the applicable purchase agreements. In addition, the Company issued warrants to purchase an aggregate of 5,531,250 shares of Common Stock to the sellers. Each party’s interests in the seller notes are as follows: (i) Brian Ruden: 31% and (ii) Salim Wahdan: 3.5%. The Company issued warrants to purchase an aggregate of (i) 1,715,936 shares of common stock to Mr. Ruden and (ii) 193,929 shares of Common Stock to Mr. Wahdan.

As of December 31, 2022, and 2023, the Company owed an aggregate principal amount of $44.25 million under the seller notes and held 944 shares of Series A Preferred Stock in escrow as collateral for potential indemnification obligations pursuant to the applicable purchase agreements. The Company paid $5.31 million in interest pursuant to the seller notes for each year ended December 31, 2023 and 2022. The Company has not paid any principal as of December 31, 2023, and December 31, 2022.

In connection with acquiring the Star Buds assets the Company also assumed and acquired several leases for which one or more of the Star Buds Affiliates serve as landlord or maintain an ownership interest in the landlord entity. SBUD LLC made aggregate rental payments pursuant to these leases of $382,622 and $503,342 for the years ended December 31, 2023 and 2022, respectively. In addition, SBUD LLC must pay each landlord’s expenses and disbursements incurred in connection with the ownership, operation, maintenance, repair and replacement of the premises. SBUD LLC has the option to renew each lease for two additional three-year terms with escalation. The Company has an option to purchase the premises at fair market value at any time during the lease term and also has a right of first refusal if the landlords desire to sell the premises to a third-party.

On December 17, 2020, SBUD LLC entered into a Trademark License Agreement with Star Brands LLC (“Star Brands”) under which Star Brands licenses certain trademarks to SBUD LLC effective as of the closing of the acquisitions of all of the Star Buds assets. SBUD LLC has no payment obligation under this agreement. On June 15, 2023, the Company entered into a Licensing Agreement with Star Brands pursuant to which Star Brands licenses additional trademarks to the Company for the exclusive right to sell such licensed products in New Mexico (the “Star Brands Agreement”). Pursuant to the Star Brands Agreement, the Company is required to make quarterly payments to Star Brands for use of such exclusive license. The Company has not made any payments pursuant to the Star Brands Agreement as of December 31, 2023. Mr. Ruden is a partial owner of Star Brands.

In connection with the Star Buds Acquisitions, the Company granted Mr. Ruden and Naser Joudeh, another recipient of Preferred Stock from the Star Buds Acquisitions, the right to jointly designate two or three individuals for election or appointment to the Board, depending on the size of the Board and subject to ownership limitations.

On May 4, 2022, and June 14, 2022, the Company issued 20,232 shares of Common Stock and 22,728 shares of Common Stock, valued at $35,001 and $35,001, respectively, to Mr. Ruden as compensation for service on the Board. In 2023, Mr. Ruden received $35,000 for his services on the Board in 2022.

On June 14, 2022, and June 24, 2022, the Company issued 14,584 shares of Common Stock and 15,586 shares of Common Stock, respectively, to Mr. Wahdan as compensation for service on the Board. These shares were valued at $42,887 for June 2022.

17.Commitments and Contingencies

Definitive Agreement to Acquire Smokey’s

On January 25, 2023, the Company entered into the Smokey’s Asset Purchase Agreement, and the Company acquired the operating assets related to the two dispensaries pursuant to the Smokey’s Asset Purchase agreement on May 10, 2023. The aggregate consideration for the Acquisition was approximately $7.50 million, of which approximately $3.75 million was paid in cash and $3.75 million was paid in Company stock. The company held back from issuance $600,000 worth of Company Common Stock and $150,000 from the cash consideration, as collateral for potential claims for indemnification from Smokey’s under the Smokey’s Purchase Agreement. Any purchase price held back and not used to satisfy indemnification will be issued and released on November 11, 2024.

Definitive Agreement to Acquire Everest Apothecary Inc.

On April 21, 2023, the Company entered into Everest Purchase Agreement, and the Company acquired the operating assets related to Everest assets pursuant to the Everest Purchase Agreement on June 1, 2023. The aggregate purchase price for Everest Acquisition paid at closing was approximately $42.36 million, of which $12.50 million was paid in cash, $17.35 million was paid in the form of an unsecured promissory note issued by Everest Purchaser to Seller (the “Everest Note”), and $8.00 million was paid in Company Common Stock in the amount of 7,619,047 shares. In addition to the foregoing, Everest Purchaser may be required to make a potential “earn-out” payment of up to an additional $8.00 million, payable in Company Common Stock priced at closing, based on the revenue performance of certain retail stores of Everest Apothecary for 12 months following such store opening for business (collectively, the “Acquisition Consideration”).

Definitive Agreement to Acquire Standing Akimbo

On April 13, 2023, the Company entered into the Standing Akimbo Purchase Agreement, and the Company acquired the operating assets related to Standing Akimbo dispensary pursuant to the Standing Akimbo Purchase Agreement on June 15, 2023. The aggregate consideration for the acquisition was approximately $9.35 million, consisting of (i) $3.80 million in cash consideration, (ii) 5.54 million shares of Common Stock issued to the equityholders of Standing Akimbo at a price of $1.00 per share, (iii) 1.00 million shares held back from the stock consideration as collateral for potential claims for indemnification from Seller and the equityholders and (iv) an aggregate of $750,000 is due to the Seller if certain obligations are secured pursuant to the Standing Akimbo Purchase Agreement and related agreements. The foregoing stock holdback which is not used to satisfy indemnification claims will be issued by the Company on the date that is the later of (i) 18 months from the closing of the acquisition or (ii) satisfaction of all outstanding obligations associated with certain Excluded Liabilities as set forth in the Standing Akimbo Purchase Agreement.

18.Segment Information

The Company has three identifiable segments: (i) Retail, (ii) Wholesale and (iii) Other. Retail represents our dispensaries which sell merchandise directly to customers via retail locations and e-commerce portals in Colorado and New Mexico. Wholesale represents our manufacturing, cultivation, and wholesale business which sells merchandise to customers via e-commerce portals, a retail location, and a manufacturing facility. Other derives its revenue from in-store advertisements and vendor promotions. The following information represents segment activity for the periods ended December 31, 2023:

	For The Year Ended
	December 31, 2023
	Retail	Wholesale	Other	Total
External revenues	$155,463,816	$16,765,425	$218,545	$172,447,786
Depreciation and intangible assets amortization	10,792,018	3,840,969	6,300,554	20,933,541
Segment profit	44,032,159	(1,720,029)	(39,023,438)	3,288,692
Segment assets	211,279,966	113,288,960	33,575,406	358,144,332

Goodwill assigned to the Retail, Wholesale and Other segments as of December 31, 2023 totaled $55,960,284, $5,522,344, $6,016,571, respectively.

The following information represents segment activity for the periods ended December 31, 2022:

	For The Year Ended
	December 31, 2022
	Retail	Wholesale	Other	Total
External revenues	$141,254,893	$17,819,938	$304,388	$159,379,219
Depreciation and intangible assets amortization	8,402,857	2,190,072	956,187	11,549,116
Segment profit	54,266,757	(11,043,975)	(30,367,948)	12,854,834
Segment assets	193,068,447	70,400,502	59,413,784	322,882,733

Goodwill assigned to the Retail, Wholesale and Other segments as of December 31, 2022, were $52,583,794, $7,219,936, and $34,801,571, respectively. As of December 31, 2022, goodwill acquired from acquisitions that were related to Retail or Wholesale were recorded with Other until final valuation was completed.

19.Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2023 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (COSO).

Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included herewith:

Exhibit No.	Description

2.1

Merger Agreement entered into by and among Medicine Man Technologies, Inc., PBS Merger Sub, LLC, Mesa Organics Ltd., James Parco, and Pamela Parco, dated November 23, 2019 (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed November 23, 2019 (Commission File No. 000-55450))

2.2

First Amendment to Agreement and Plan of Merger dated April 16, 2020 by and among Medicine Man Technologies, Inc., PBS Merger Sub, LLC, Mesa Organics Ltd., James Parco and Pamela Parco (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed April 24, 2020 (Commission File No. 000-55450))

2.3

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Colorado Health Consultants, LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.4

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Citi-Med LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.5

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Lucky Ticket LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.6

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Kew LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.7

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB Aurora LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.8

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB Arapahoe LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.9

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and SB 44th LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.10

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Pueblo LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.8 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.11

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Louisville LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.9 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.12

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Niwot LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.10 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.13

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Alameda LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.11 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

2.14

Asset Purchase Agreement entered into by and among Medicine Man Technologies, Inc., SBUD LLC, and Starbuds Longmont LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 2.12 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 8, 2020 (Commission File No. 000-55450))

Exhibit No.	Description
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

Asset Purchase Agreement, dated August 20, 2021, by and among Double Brow, LLC, Brow 2, LLC and Brian Welsh (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed August 26, 2021 (Commission File No. 000-55450))

2.21

Agreement and Plan of Merger dated November 15, 2021, by and among Medicine Man Technologies, Inc., Emerald Fields Merger Sub, LLC, MCG, LLC, the Members of MCG, LLC, and Donald Douglas Burkhalter and James Gulbrandsen as Member Representatives. (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed November 16, 2021 (Commission File No. 000-55450))

2.22

Amendment No. 1 to Agreement and Plan of Merger, dated February 9, 2022, by and among Medicine Man Technologies, Inc., Emerald Fields Merger Sub, LLC, MCG, LLC, the Members of MCG, LLC, and Donald Douglas Burkhalter and James Gulbrandsen as Member Representatives (Incorporated by reference to Exhibit  2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))

2.23

Contract to Buy and Sell Real Estate (Commercial), dated January 26, 2022, by and between Emerald Fields Merger Sub, LLC and Manitou Springs Real Estate Development, LLC (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))

2.24

Bill of Sale and Assignment and Assumption Agreement, dated February 9, 2022, by and between Emerald Fields Merger Sub, LLC and 1508 Management, LLC (Incorporated by reference to Exhibit 2.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 15, 2022 (Commission File No. 000-55450))

2.25

Asset Purchase Agreement, dated November 13, 2021, by and among Double Brow, LLC, Smoking Gun, LLC, Smoking Gun Land Company, LLC, and the Members defined therein (Incorporated by reference to Exhibit 2.29 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2022 (Commission File No. 000-55450))

2.26

Purchase Agreement, dated November 29, 2021, by and among Medicine Man Technologies, Inc., Nuevo Holding, LLC, Nuevo Elemental Holding, LLC, Reynold Greenleaf & Associates, LLC, William N. Ford, Elemental Kitchen and Labs, LLC and the Equityholders Named Therein (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 3, 2021 (Commission File No. 000-55450))

Exhibit No.	Description
2.27 +

Modification Agreement, dated February 8, 2022, by and among Medicine Man Technologies, Inc., Nuevo Holding, LLC, Nuevo Elemental Holding, LLC and William N. Ford in his capacity as Representative under the Purchase Agreement, dated November 29, 2021 (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 000-55450))

2.28

Call Option Agreement, dated February 8, 2022, by and between Nuevo Holding, LLC and R. Greenleaf Organics, Inc. (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 000-55450))

2.29

Call Option Agreement, dated February 8, 2022, by and between Nuevo Holding, LLC and Medzen Services, Inc. (Incorporated by reference to Exhibit 2.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 14, 2022 (Commission File No. 000-55450))

2.30

Asset Purchase Agreement, dated September 9, 2022, by and among Medicine Man Technologies, Inc., Double Brow, LLC, Lightshade Labs LLC, Thomas Van Alsburg, Steve Brooks, and John Fritzel (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed September 30, 2022 (Commission File No. 000-55450))

2.31

First Amendment to Asset Purchase Agreement, dated December 15, 2022, by and among by and among Medicine Man Technologies, Inc., Double Brow, LLC, Lightshade Labs LLC, Thomas Van Alsburg, Steve Brooks, and John Fritzel (Incorporated by reference to Exhibit 2.34 to Medicine Man Technologies Inc.’s Annual Report on Form 10-K filed March 29, 2023 (Commission File No. 000-55450))

2.32

Asset Purchase Agreement, dated September 9, 2022, by and among Medicine Man Technologies, Inc., Double Brow, LLC, Lightshade Labs LLC, Thomas Van Alsburg, Steve Brooks, and John Fritzel (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed September 30, 2022 (Commission File No. 000-55450))

2.33

First Amendment to Asset Purchase Agreement, dated December 15, 2022, by and among by and among Medicine Man Technologies, Inc., Double Brow, LLC, Lightshade Labs LLC, Thomas Van Alsburg, Steve Brooks, and John Fritzel (Incorporated by reference to Exhibit 2.36 to Medicine Man Technologies Inc.’s Annual Report on Form 10-K filed March 29, 2023 (Commission File No. 000-55450))

2.34

Asset Purchase Agreement, dated April 13, 2023, by and among Medicine Man Technologies, Inc., Double Brow, LLC, Standing Akimbo LLC, Spencer Kirson, and John Murphy (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed April 19, 2023 (Commission File No. 000-55450))

2.35++

Asset Purchase Agreement, dated April 21, 2023, by and among Medicine Man Technologies, Inc., Evergreen Holdco, LLC, Sucellus, LLC, Brook Laskey, as Representative, and the Equityholders named therein (Incorporated by reference to Exhibit 2.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed April 26, 2023 (Commission File No. 000-55450))

2.36

Amendment to Asset Purchase Agreement, dated June 1, 2023, by and among Medicine Man Technologies, Inc., Evergreen Holdco, LLC, Sucellus, LLC, Brook Laskey, as Representative, and the Equityholders named therein (Incorporated by reference to Exhibit 2.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 7, 2023 (Commission File No. 000-55450))

2.37

Call Option Agreement, dated June 1, 2023, by and between Evergreen Holdco, LLC and Sucellus, LLC (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 7, 2023 (Commission File No. 000-55450))

2.38*+

Asset Purchase Agreement, dated January 25, 2023, by and among Medicine Man Technologies, Inc., Smoke Holdco, LLC, Cannabis Care Wellness Centers, LLC, Green Medicals Wellness Center #5, LLC, Thomas Wilczynski, Jeremy Lewchuk, T&B Holdings, LLC, and Thomas Wilczynski as Representative (Incorporated by reference to Exhibit 2.3 to Medicine Man Technologies, Inc.’s Quarterly Report on Form 10 Q filed May 11, 2023 (Commission File No. 000 55450))

3.1

Complete Articles of Incorporation together with all Certificates of Amendment and the Certificate of Designation of Series A Cumulative Convertible Preferred Stock, as amended (Incorporated by reference to Exhibit 3.6 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))

Exhibit No.	Description
3.2

Amended and Restated Bylaws of Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 11, 2019 (Commission File No. 000-55450))

4.1**	Description of Capital Stock of Medicine Man Technologies, Inc.
4.2

Form of Warrant to Purchase Common Stock of Medicine Man Technologies, Inc.(Incorporated by reference to Exhibit 4.5 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))

4.3

Convertible Note and Security Agreement, dated December 16, 2020, issued to Dye Capital & Company, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))

4.4

Form of Warrant to Purchase Common Stock of Medicine Man Technologies, Inc. issued to Star Buds Sellers and Members (Incorporated by reference to Exhibit 4.8 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2022 (Commission File No. 000-55450))

4.5

Warrant to Purchase Common Stock, dated February 26, 2021, issued by Medicine Man Technologies, Inc. to SHWZ Altmore, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))

4.6

Indenture, dated December 7, 2021, among Medicine Man Technologies, Inc., the Subsidiary Guarantors, Chicago Atlantic Admin, LLC, in its capacity as collateral agent, and Ankura Trust Company, LLC, as Trustee (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))

4.7

Form of 13% Senior Secured Convertible Note Due December 7, 2026, issued by Medicine Man Technologies, Inc. to each Investor thereto (Incorporated by reference to Exhibit 4.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))

4.8 ++

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
4.14

Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Lucky Ticket LLC, as secured party (Incorporated by reference to Exhibit 4.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.15

Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Commerce City, as secured party (Incorporated by reference to Exhibit 4.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.16

Security Agreement, dated December 18, 2020, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Niwot LLC, as secured party (Incorporated by reference to Exhibit 4.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.17

Security Agreement, dated February 4, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Colorado Health Consultants, LLC, as secured party (Incorporated by reference to Exhibit 4.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.18

Security Agreement, dated February 4, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Mountain View 44th LLC, as secured party (Incorporated by reference to Exhibit 4.8 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.19

Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Citi-Med LLC, as secured party (Incorporated by reference to Exhibit 4.9 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.20

Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and KEW LLC, as secured party (Incorporated by reference to Exhibit 4.10 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.21

Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and SB Arapahoe LLC, as secured party (Incorporated by reference to Exhibit 4.11 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.22

Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Aurora LLC, as secured party (Incorporated by reference to Exhibit 4.12 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.23

Security Agreement, dated March 2, 2021, among SBUD LLC and Medicine Man Technologies, Inc., as grantors, and Starbuds Louisville LLC, as secured party (Incorporated by reference to Exhibit 4.13 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 29, 2021 (Commission File No. 000-55450))

4.24

Loan Agreement, dated February 26, 2021, among Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as borrowers, SHWZ Altmore, LLC, as lender, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))

4.25

Promissory Note, dated February 26, 2021, issued by Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as borrowers, to SHWZ Altmore, LLC, as lender (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))

Exhibit No.	Description
4.26

Security Agreement, dated February 26, 2021, between Mesa Organics Ltd., Mesa Organics II Ltd., Mesa Organics III Ltd., Mesa Organics IV Ltd, SCG Holding, LLC and PBS Holdco LLC, as grantors, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.6 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))

4.27

Parent Guaranty, dated February 26, 2021, between Medicine Man Technologies, Inc, as guarantor, and GGG Partners LLC, as collateral agent (Incorporated by reference to Exhibit 10.7 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))

4.28

First Amendment to Loan Agreement, dated July 28 2021, by and among Mesa Organics Ltd., SHWZ Altmore, LLC and GGG Partners, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed August 3, 2021 (Commission File No. 000-55450))

4.29

Promissory Note, dated February 8, 2022, issued by Nuevo Holding, LLC to Reynold Greenleaf & Associated, LLC (Incorporated by reference to Exhibit 4.33 of Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2022 (Commission File No. 000-55450))

4.30

Promissory Note, dated June 1, 2023, by and between Evergreen Holdco, LLC and Sucellus, LLC (Incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.'s Current Report on Form 8 - K filed June 7, 2023 (Commission File No. 000 - 55450))

10.1

Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 6, 2019 (Commission File No. 000-55450))

10.2

Amendment to Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’ s Current Report on Form 8-K filed July 17, 2019 (Commission File No. 000-55450))

10.3

Amendment to Securities Purchase Agreement by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 of Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed May 22, 2020 (Commission File No. 000-55450))

10.4*

Agreement, dated May 27, 2023, by and between Medicine Man Technologies, Inc. and Justin Dye (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed May 31, 2023 (Commission File No. 000-55450))

10.5*

Amended and Restated Employment Agreement, dated May 24, 2023, by and between Medicine Man Technologies, Inc. and Nirup Krishnamurthy (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed May 31, 2023 (Commission File No. 000-55450))

10.6

Securities Purchase Agreement, dated November 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Quarterly Report on Form 10-Q filed November 16, 2020 (Commission File No. 000-55450))

10.7

Amendment to Securities Purchase Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))

10.8

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

Exhibit No.	Description
10.10

Letter Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings II, LLC(Incorporated by reference to Exhibit 10.21 to Medicine Man Technologies, Inc.’s Annual Report on Form 10-K filed March 31, 2021 (Commission File No. 000-55450))

10.11

Note Purchase Agreement, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital & Company, LLC (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))

10.12

Consent, Waiver and Amendment, dated December 16, 2020, by and between Medicine Man Technologies, Inc. and Dye Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 23, 2020 (Commission File No. 000-55450))

10.13

Securities Purchase Agreement, dated February 26, 2021, between Medicine Man Technologies, Inc. and CRW Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed March 4, 2021 (Commission File No. 000-55450))

10.14

Letter Agreement, dated February 26, 2021, between Medicine Man Technologies, Inc. and CRW Capital Cann Holdings, LLC (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies, Inc.’ Quarterly Report on Form 10-Q filed May 13, 2021 (Commission File No. 000-55450))

10.15 *

First Amendment to Dan Pabon Employment Agreement, dated June 14, 2021 (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed June 21, 2021 (Commission File No. 000-55450))

10.16++

Securities Purchase Agreement, dated December 3, 2021, among Medicine Man Technologies, Inc., the Subsidiary Guarantors and the Investors (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 9, 2021 (Commission File No. 000-55450))

10.17 *

Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Medicine Man Technologies, Inc.’s Registration Statement on Form S-8 filed June 12, 2017 (Commission File No. 333-218662))

10.18 *

Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2019 (Commission File No. 000-55450))

10.19 *

Amendment to Medicine Man Technologies, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed December 16, 2020 (Commission File No. 000-55450))

10.20 +

License Agreement, dated May 10, 2022, by and between Indus LF LLC and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.28 to Medicine Man Technologies, Inc.’s Annual Report on Form 10 K filed March 29, 2023 (Commission File No. 000 55450))

10.21 **, +	License Agreement Dated June 15, 2023 by and between Star Brands and Medicine Man Technologies, Inc.
10.22**, +	Assumed Licensing and Manufacturing Agreement Dated June 29, 2021 by and between Everest Apothecary, Inc.
10.22 *

Employment Agreement dated February 15, 2023, by and between Medicine Man Technologies, Inc. and Christine Jones (Incorporated by reference to Exhibit 10.29 to Medicine Man Technologies, Inc.'s Annual Report on Form 10 - K filed March 29, 2023 (Commission File No. 000 - 55450))

10.23 *

Employment Agreement dated January 16, 2023, by and between Medicine Man Technologies, Inc. and Forrest Hoffmaster (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed January 19, 2023 (Commission File No. 000-55450))

10.24 *

Stock Award Agreement, dated September 23, 2022, between Jonathan Berger and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

Exhibit No.	Description
10.25 +

Preferred Stock Purchase Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Purchasers party thereto (Incorporated by reference to Exhibit 10.3 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.26 +

Omnibus Amendment, dated July 7, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Investors party thereto (Incorporated by reference to Exhibit 10.4 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.26 +

Brand Partnership Agreement, dated August 23, 2022, by and between Mission Holdings US, Inc. and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.5 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.28

Option Agreement, dated August 23, 2022, by and between Mission Holdings US, Inc. and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.6 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.29 +

Voting Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Investors party thereto (Incorporated by reference to Exhibit 10.7 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.30 +

Investors’ Rights Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Investors party thereto (Incorporated by reference to Exhibit 10.8 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.31 +

Right of First Refusal and Co-Sale Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Investors party thereto (Incorporated by reference to Exhibit 10.9 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.32 +

Stockholders Agreement, dated May 20, 2022, by and among Mission Holdings US, Inc., Medicine Man Technologies, Inc., and the Stockholders party thereto (Incorporated by reference to Exhibit 10.10 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.33 *

Form of Indemnification Agreement, dated May 20, 2022, by and between Mission Holdings US, Inc. and Director (Incorporated by reference to Exhibit 10.11 to Medicine Man Technologies Inc.’s Quarterly Report on Form 10-Q filed November 9, 2022 (Commission File No. 000-55450))

10.34 *

Severance Agreement and Release, dated October 28, 2022, by and between Nancy Huber and Medicine Man Technologies, Inc. (Incorporated by reference to Exhibit 10.41 to Medicine Man Technologies, Inc.’s Annual Report on Form 10 K filed March 29, 2023 (Commission File No. 000 55450))

10.35 *

Settlement Agreement and Release, dated February 20, 2024, by and between the Company and Nirup Krishnamurthy. (Incorporated by reference to Exhibit 10.1 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 23, 2023 (Commission File No. 000-55450))

10.36 *

Amended and Restated Employment Agreement, dated February 21, 2024, by and between the Company and Forrest Hoffmaster. (Incorporated by reference to Exhibit 10.2 to Medicine Man Technologies, Inc.’s Current Report on Form 8-K filed February 23, 2023 (Commission File No. 000-55450))

19.1	Insider Trading Policy
21.1**	List of Subsidiaries
23.1**	Consent of BF Borgers CPA PC
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No.	Description
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Date File (formatted in iXBRL in Exhibit 101)
*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
#	Furnished herewith.
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

Dated: March 27, 2024	MEDICINE MAN TECHNOLOGIES, INC.

	By:	/s/ Forrest Hoffmaster
Forrest Hoffmaster
Interim Chief Executive Officer / Chief Financial Officer
(Principal Executive Officer) / (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Forrest Hoffmaster	Interim Chief Executive Officer / Chief Financial Officer	March 27, 2024
Forrest Hoffmaster	(Principal Executive Officer) / (Principal Financial and Accounting Officer)

/s/ Daniel R. Pabon	Chief Policy and Regulatory Affairs Officer	March 27, 2024
Daniel R. Pabon

/s/ Christine Jones	Chief Legal Officer	March 27, 2024
Christine Jones

/s/ Justin Dye	Director	March 27, 2024
Justin Dye	Principal Director

/s/ Jonathan Berger	Director	March 27, 2024
Jonathan Berger

/s/ Jeffrey A. Cozad	Director	March 27, 2024
Jeffrey A. Cozad

/s/ Kathy Vrabeck	Director	March 27, 2024
Kathy Vrabeck

/s/ Paul Montalbano	Director	March 27, 2024
Paul Montalbano

/s/ Pratap Mukharji	Director	March 27, 2024
Pratap Mukharji

/s/ Marc Rubin	Director	March 27, 2024
Marc Rubin

/s/ Bradley Stewart	Director	March 27, 2024
Bradley Stewart